Form 10QSB
period 2003-07-31
INNOVATIVE DESIGNS INC
filed 2003-11-12
CIK 1190370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 333-103746

                           INNOVATIVE DESIGNS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   03-0465528
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

               223 North Main Street, Suite 1
                 Pittsburgh, Pennsylvania             15215
          (Address of principal executive offices)  (Zip Code)

                                  412-799-0350
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

                             All Correspondence to:
                          Brenda Lee Hamilton, Esquire
                       Hamilton, Lehrer & Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton, Florida 33432
                                 (561) 416-8956

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

As of November 11, 2003, there were 16,067,175 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                            Innovative Designs, Inc.

                                      INDEX

Part I. Financial Information

Part II. Other Information

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            Innovative Designs, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  July 31, 2003
                                   (Unaudited)

Assets

Current assets:
   Cash                                                     $         12,339
   Accounts receivable                                                 4,820
   Inventory                                                         230,250
                                                           ------------------
     Total current assets                                            247,409
                                                           ------------------
Property and equipment, net                                           80,966
                                                           ------------------
Other assets:
   Due from related party                                              5,000
                                                           ------------------
                                                            $        333,375
                                                           ==================

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                         $          2,162
   Current portion of note payable                                     2,618
   Note payable - related party                                      183,712
   Due to shareholders                                                 7,000
                                                           ------------------
     Total current liabilities                                       195,492
                                                           ------------------
Note payable - related party                                         509,092
Note payable                                                          40,828
                                                           ------------------
                                                                     549,920
                                                           ------------------
Stockholders' (deficit):
   Preferred stock, $.0001 par value,
      100,000,000 shares authorized,                                       -
   Common stock, $.0001 par value,
      500,000,000 shares authorized,
      15,553,875 shares issued and outstanding                         1,555
   Additional paid in capital                                      1,577,455
  (Deficit) accumulated during the development stage              (1,991,047)
                                                           ------------------
                                                                    (412,037)
                                                           ------------------
                                                            $        333,375
                                                           ==================

            See the accompanying notes to the financial statements.
                                      -1-

                            Innovative Designs, Inc.
                          (A Development Stage Company)
                            Statements of Operations
 Three Months Ended July 31, 2003, Period From Inception (June 25, 2002) to July 31, 2002,
 Nine Months Ended July 31, 2003, Period From Inception (June 25, 2002) to July 31, 2002 and
             Period From Inception (June 25, 2002) to July 31, 2003
                                   (Unaudited)

                               Three Months    Inception   Nine Months    Inception     Inception
                                   Ended           to         Ended           to            to
                                 July 31,       July 31,     July 31,      July 31,      July 31,
                                   2003           2002         2003          2002          2003
                               ------------  ------------  ------------  ------------  ------------

Revenue                        $    32,206   $         -   $    47,795   $         -   $    47,795
                               ------------  ------------  ------------  ------------  ------------
Operating expenses:
   Cost of sales                    18,679             -        29,072             -        29,072
   Non-cash stock compensation           -       469,030     1,050,000       469,030     1,529,030
   Selling, general and
     administrative expenses        79,750        24,683       256,802        24,683       355,834
                               ------------  ------------  ------------  ------------  ------------
                                    98,429       493,713     1,335,874       493,713     1,913,936
                               ------------  ------------  ------------  ------------  ------------

(Loss) from operations             (66,223)     (493,713)   (1,288,079)     (493,713)   (1,866,141)
                               ------------  ------------  ------------  ------------  ------------
Other expense:
  Interest                          50,247             -       124,906             -       124,906
                               ------------  ------------  ------------  ------------  ------------
                                    50,247             -       124,906             -       124,906
                               ------------  ------------  ------------  ------------  ------------
Net (loss)                     $  (116,470)  $  (493,713)  $(1,412,985)  $  (493,713)  $(1,991,047)
                               ============  ============  ============  ============  ============
Per share information - basic
 and fully diluted:
  Weighted average shares
   outstanding                  15,553,875    14,711,653    15,479,685    14,711,653    15,047,322
                               ============  ============  ============  ============  ===========
  Net (loss) per share         $     (0.01)  $     (0.03)  $     (0.09)  $     (0.03)  $     (0.13)
                               ============  ============  ============  ============  ============

            See the accompanying notes to the financial statements.
                                      -2-

                            Innovative Designs, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
 Nine Months Ended July 31, 2003, Period From Inception (June 25, 2002) to July 31, 2002, and
             Period From Inception (June 25, 2002) to July 31, 2003
                                   (Unaudited)

                                             Nine Months        Inception         Inception
                                                Ended              to                to
                                              July 31,          July 31,          July 31,
                                                2003              2002              2003
                                          ----------------  ----------------  ----------------

Cash flows from operating activities:
Net cash (used in) operating activities    $     (379,810)   $      (44,832)   $     (564,649)
                                          ----------------  ----------------  ----------------

Cash flows from investing  activities:
Net cash (used in) investing activities           (73,381)                -           (91,137)
                                          ----------------  ----------------  ----------------

Cash flows from financing activities:
Net cash provided by financing activities         350,250            46,375           668,125
                                          ----------------  ----------------  ----------------

Net increase (decrease) in cash                  (102,941)            1,543            12,339

Beginning - cash balance                          115,280                 -                 -
                                          ----------------  ----------------  ----------------

Ending - cash balance                      $       12,339    $        1,543    $       12,339
                                          ================  ================  ================

            See the accompanying notes to the financial statements.
                                      -3-

                            Innovative Designs, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2003
                                   (Unaudited)

(1)   Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of October 31,
2002 and the period from inception (June 25, 2002) to October 31, 2002 including notes thereto.

(2)   Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128,
"Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

(3)   Stockholders' (Deficit)

During the three months ended January 31, 2003, the Company sold 175,125 shares of common stock for $2 per share or $350,250 and canceled 25,000 shares of common stock previously issued for non-performance of services by a consultant.
In addition, the Company issued 525,000 shares of common stock for services valued at $2 per share or $1,050,000.

(4)   License Agreement and Related Party Note Payable

On November 25, 2002, the Company purchased a product license for $1,250,000 from a company owned by the majority shareholder of Innovative. The License
Agreement is for 10 years and gives the Company the exclusive right to manufacture and market Eliotex, a fabric used in recreational products. The
Company will have the option to renew the agreement for four subsequent terms of ten years each.

The Company paid $50,000 upon signing in November 2002, with the remaining amount payable at $400,000 per year for the next three years. The note bears no interest, therefore the Company discounted the payments due under the agreement using a discount rate of 30 percent. Imputed interest expense of $124,659 has been recorded for the nine months ended July 31, 2003. The discounted value of the note payments in addition to the $50,000 already paid total $618,144.

Because the license was purchased from a company owned by the majority shareholder, it must be recorded at the shareholder's cost which was $0. The
$618,144 the Company paid in excess of the shareholder's cost was recorded as a reduction of paid in capital.

(5)   Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended July 31, 2003 the Company incurred a net loss of
$1,412,985 and has a stockholders' deficit of $412,037 at July 31, 2003. In addition, the Company has no significant revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the
Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(6)   Subsequent Events

During the period through October 23, 2003 the Company issued 73,300 shares of common stock for cash aggregating $146,600 and 450,000 shares of common stock for services.

ITEM 2. PLAN OF OPERATIONS

Plan of Operations
The following discussion provides information that we believe is relevant to our
Plan of Operations, and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe,"
"expect," "may," "anticipates," or similar expressions are intended to identify
"forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) Our limited operating history and our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (b) If we are unable to obtain additional financing, we will be unable to proceed with our Plan of Operations and even if we obtain additional debt or equity financing, your equity interest in our stock will be diluted; (c) If RMF Global,
Inc. violates the terms of its agreement with Ko-Myung Kim or we violate our agreement with RMF Global, Inc., we may have no eliotex by which to manufacture our products and we will have to terminate our business, and you will lose your entire investment; (d)If our products are found to cause injury, have defects, or fail to meet industry standards, we will incur substantial litigation, judgment, product liability, and product recall costs, which will increase our losses and negatively affect our brand name reputation and product sales; (e)
Because we offer only six products and our competitors have a variety of products, we may not obtain consumer acceptance of our products, which may adversely affect our ability to generate revenues; (f) We have not established the Innovative Design brand name or the "idigear" label, and eliotex has little, if any, name recognition, which may prevent us from generating revenues and reduce the value of your investment; (g) we do not have written agreements with certain companies and persons providing us with services and instead receive such services on a per project basis; and (h) other risk factors discussed in our Form SB-2 Registration Statemment which is available for review at
www.sec.gov. The terms "we," our" or "us" are used in this discussion refer to
Innovative Designs, Inc. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated capital expenditures of approximately $31,350 per month or an aggregate of
$376,200 over the next twelve (12) months, in the following areas:
o    Hire approximately 2 additional consultants and 2 employees;
o    Update and develop our web site and develop our online marketing campaign;
o    Contract with manufacturer representatives to sell our products;
o    Design and develop literature, displays, and media and advertising materials;
o    Develop and maintain public relations campaigns;
o    Develop trade show booths;
o    Attend trade shows;
o    Develop and initiate online marketing campaign;
o    Establish relationships with retail chain outlets and mass merchandisers;
     and
o    Warehouse lease payments.

Our current cash of $71,569 as of October 31, 2003 will satisfy our cash requirements for only approximately two months.

Accordingly, we will be unable to fund our expenses for our entire one year plan of operations through our existing assets or cash. Our Chief Executive Officer and President have each verbally agreed to loan us up to $400,000 for our operational needs which will be sufficient to meet our Plan of Operations or
Alternative Plans of Operation. We may still need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of
Operations. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our brand name and reputation. In the event that we do not receive financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:
o    Sell or dispose of our assets, if any;
o    Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
o    If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
o    File a Certificate of Dissolution with the State of Delaware to dissolve our corporation and close our business;
o    Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
o    Make the appropriate filings with the National Association of Security
     Dealers to affect a delisting of our stock.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

If we have any liabilities that we, or our President and/or Chief Executive
Officer on our behalf, are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under
Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter
7 or Chapter 11 bankruptcy action against us. If our creditors or we file for
Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

Our Plan of Operations to Date
We have accomplished the following in our Plan of Operations from our inception of June 2002 to date:

Reviewing Professional Marketing Organizations
From June 2002 to December 2002, our Chief Executive Officer, Joseph Riccelli,
interviewed and considered approximately 10 professional marketing organizations for marketing, sales distribution, product endorsements and promotion of our products. In October 2002, MCM Communications, Inc., a marketing and advertising firm located in Pittsburgh, Pennsylvania, informed us that it would provide us with marketing and advertising services. To date, this firm has developed and designed our initial web site, product literature, and the graphic design of
"Point of Sale" displays.

Completion of Design, Prototype and Testing Phase of New Products
In November 2002, we completed the design, prototype, and testing phase of our windshirts and our jackets. In January 2003, we completed the design and testing phase of our ball caps. We assumed no direct material costs associated with the design, prototype, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes; (b)
although we used the services of our Vice President of Sales and Marketing and
Chief Executive Officer for these purposes, their efforts were part of their normal responsibilities; (c) prior to the time we had undertaken the design and prototype of these products, we had purchased the materials to accomplish these tasks, and such materials were purchased for less than $1000; and (d) the testing of these products was performed in-house and were conducted by our Vice
President of Sales and Marketing and Chief Executive Officer as part of their normal responsibilities. The design, prototype, and testing of the Swimmeez, sleeping bag and stadium pillow products in which we had obtained an exclusive license to sell such products from our affiliated entity, RMF Global, had been completed by RMF Global.

Leased Warehousing Space
In October, 2002, we arranged for the lease of warehouse space for our inventory, eliotex, and other raw materials storage at 124 Cherry Street, Etna,
Pennsylvania from Frank Riccelli, our President/Director. The warehouse space is being utilized for the following: (a) inventory/raw material storage, (b) sales offices, (c) conference/ presentation room, (d) sample/ source area, (e)
distribution center and (f) an aquatic area that tests our products.

Website Development, Point of Sale Display, Website Design and
Advertising/Product Literature Layout
In October 2002, we obtained the services on a per project basis of a website marketing consultant, BA Web Productions, located in Pittsburgh, Pennsylvania, to assist with marketing and developing our website, which has included adding new product selections, a product page, and links. Our website became operational on November 10, 2002.

In October 2002, we retained the services on a per project basis of MCM
Communications, Inc. located in Pittsburgh, Pennsylvania, to provide us with marketing and advertising services, including creating our point of sale display, text for website, product information, and marketing literature, all of which have been completed.

Retailers
In November 2002, the website retailer, Woodlandsoutdoorworld.com, began ordering our sleeping bag and wind shirt products on a wholesale basis for their retail sale. In addition, Woodlands Outdoor World, a retail store, located in
Farmington, Pennsylvania, began carrying our sleeping bag product and our wind shirt products and Nemacolin Woodlands Resort and Spa's retail store located in
Farmington, Pennsylvania began carrying our wind shirt product in its retail store.

In June 2003, the following retail stores began carrying our "Swimeez" products:
o    Pool Nation located in Pittsburgh, Pennsylvania;
o    B & R Pools located in Pittsburgh, Pennsylvania;
o    Knabes Swim Shop located in Monroeville, Pennsylvania; and
o    Ross and Sons Pools located in Punxsutawney, Pennsylvania.

In June 2003, the Pittsburgh Shop located in Pittsburgh, Pennsylvania began carrying our windshirts and hats.

Contract with Manufacturer Representative Group
In November of 2002, we entered into a verbal agreement with a manufacturer representative group, Havel-Giarusso and Associates, located in Big Lake,
Minnesota to sell our products to outdoor retail chains. This manufacturer representative group has relationships with outdoor retailers located in various states.

Additional Hiring
From March 2003 to May 2003, we hired our Vice Presidents, Joseph A. Riccelli,
Jr. and Michelle Griffith, on a full time, salaried position basis. From March
2003 to present, we hired two part time employees for clerical and warehouse duties at the rate of $7.00 per hour.

Letter Agreement with Victory Junction Gang Camp
On March 6, 2003, we agreed to partner with Victory Junction Gang Camp in a cause related marketing alliance, and have added the Victory Junction Gang Camp logo and Internet link to our web site.

Services of First Impression Printing
In April of 2003, we hired First Impression Printing in Pittsburgh, Pennsylvania on a one time project basis to design and print our product catalogue, sleeping bag Point of Sale posters and mailing labels. The project was completed on April
22, 2003. The total cost for these marketing and advertising materials was
$7309.17.

Services of Professional Trade Show Marketing Agency/Promoter
On June 12, 2003, we arranged for Discovery Marketing Associates, Inc. to represent us and our products at the 2003 Mid-Atlantic Market Week Showcase Rent
A Rep from July 7 to July 11, 2003. Discovery Marketing Associates has indicated
that it will represent us at future trade shows on a per project invoice basis.

Manufacturers Agreement
On June 16, 2003, we completed an agreement with Haas Outdoors, Inc. located in
West Point, Mississippi, which grants a non-exclusive license in North America to manufacture or sell products or to have manufactured, and to sell Haas
Outdoors licensed products. In conjunction with the rights conferred to us in this agreement, we plan to use Haas Outdoors Mossy Oak fabric on the outside portion of our Stadium Pillow products using the trademarked and registered
"Mossy Oak" pattern and "Mossy Oak" hang tags.

Packaging Design and Manufacture
During September 2003, we arranged with Packaging Specialists, Inc., a box manufacturing firm located in Pittsburgh, Pennsylvania, to design and manufacture the boxes for all of our products. On October 1, 2003, Packaging
Specialists provided us with 2400 boxes for our various products.

Hired Marketing Employee on an Hourly Basis
On October 13, 2003, we hired Gina Leone to draft brand and advertising related marketing materials. Ms. Leone is compensated on an hourly basis for approximately 20 hours per week.

Our Future Plan of Operations
Our Plan of Operations over the next twelve (12) months, from September 2003 to
September 2004, will consist of the following:

September 2003 - December 2003
Utilize Consultants/Employees for Management and Operations
From September 2003 through December 2003, we intend to utilize outside web design, marketing, and public relations firms on a part-time, as needed basis, including BA Web Productions. We estimate the cost for these consultants will be approximately $50,000. To date, apart from obtaining the services of BA Web
Productions, MCM Communications, Inc., and First Impression Printing, on a one
time project basis, we have not hired any other consultants due to our lack of financial resources to do so. We entered into verbal employment agreements with our Vice Presidents Joseph A. Riccelli, Jr. and Michelle Griffith as permanent full time salaried employees.

September 2003 - September 2004
Hire In House Hourly Employees for Shipping, Receiving, Customer Service, Data
Entry and Invoicing.
We plan to hire up to 3 part time and 3 full time employees which we plan to compensate on an hourly basis to perform shipping, receiving, customer service, data entry and invoicing services; however, the number of employees that we hire will be dependent upon the number of product orders we receive. Initially, we plan to hire 2 part time employees, one of which will be responsible for our shipping and receiving and another which will be responsible for customer service, data entry and invoicing. We will pay these hourly employees $7 per hour. On March 10, 2003 we hired two part time employees at the rate of $7.00 per hour to assist with warehouse and clerical duties.

September 2003 - September 2004
Increase the Utility of our Web Site
We intend to continually improve the utility and design of our website. We have added the following features since March 1, 2003:
o    Simple navigational menu;
o    Testimonials and third party product reviews, including a customer testimonial for our sleeping bag;
o    Product information and pictures/graphics;
o    Wholesaler only area disclosing confidential price list; and
o    Links to pertinent/affiliated websites, including a link to the Victory
     Junction Gang Camp's website.

We estimate that the cost of web site layout modification and continuing development will be $20,000, including approximately $75.00 per month for web site hosting and payment provider fees.

September 2003 - September 2004
Develop and Initiate Online Marketing Campaign
We will utilize marketing professionals to focus on increasing our website page rank, which is the numerical location or position of our web site among search engine results. BA Web Productions updates, expands, and develops our web site.
This ongoing campaign will start with search engine optimization strategies, and continue with banner advertisements and reciprocal linking campaigns with established web sites with complementary or relevant products and/or services to the company's products.

Our online marketing campaigns will entail the following:
o    Reciprocal linking with well-established websites with related content and/or complementary products;
o    Issuance of press releases about our products to targeted on-line publications; and
o    Strategic placement of banner advertisements on websites.

The estimated cost of this online marketing campaign is $500 per month or $6,000 per year, including travel expenses and lodging, business lunches/dinners, and telephone charges.

To date, we have not accomplished anything regarding this step in our Plan of
Operations due to insufficient cash resources.

January 2004 - March 2004
Hire Sales People
From January 2004 through March 2004, we will advertise in trade journals to recruit sales representatives. Our Chief Executive Officer and Vice President of
Sales and Marketing will conduct the pre-qualification and personal interviews of candidates. In addition, we may utilize placement agencies for assistance in fulfilling our personnel needs. The estimated cost for the classified advertisements and/or placement agency fees is $1,200. We originally planned to hire 3 sales representatives at a base starting salary of $30,000 with no commission by July 2003; however, because we have been utilizing manufacturers representatives affiliated with Havel-Giarosso and Associates since July 2003 to a greater extent than originally anticipated, and their representatives are compensated on a commission basis only, we have chosen to delay the salary expenditures associated with hiring 3 sales representatives until January 2004.
These sales representatives will market our products to and service retail chain stores, facilitate trade shows, initiate and nurture relationships with relevant local and national organizations, and provide support to manufacturer representatives of our products.

In March 2003, we entered into a verbal agreement and hired one independent representative: Mr. George Douglas, of Concord, North Carolina. Mr. Douglas is
an independent contractor whose compensation is 10% of any Purchase Orders he receives for our products.

January 2004 - August 2004
Initially Contract with five (5) Manufacturer Representatives
Our Vice President of Sales and Marketing will interview and contact additional established apparel representatives from manufacturer representative organizations. Compensation to these manufacture representatives will be on a commission basis only. We do not anticipate any expenses associated with this activity.

September 2003 - August 2004
Design and Development of Literature, Displays, and Media Materials
We will develop literature, point-of-sale and media materials in our attempt to integrate our products into large retail store outlets. We will utilize marketing consultants to develop and implement professional photography and graphics, brochures, point-of-sale displays, mailers and literature, which we plan to use as trade show exhibits, and sales tools for our sales representatives and manufacturer representatives. We estimate that our total expenditure in this area will be $60,000.

September 2003 - June 2004
Develop and Initiate Print Advertising
Throughout our Plan of Operations and as a congruent part of our overall marketing strategy, we intend to initiate our targeted print advertising campaign in specific newspapers, magazines, and trade journals. We plan on beginning an advertising campaign with "Teaser Ads," advertisements stating product and company information but not specific ads on one particular product, in outdoor publications and magazines along with trade show brochures.
Additionally we will utilize ad space in chain store news and inserted flyers.
We will utilize marketing/ advertising agencies to assist in the design, development, printing, and distribution of these advertising campaigns, along with our Chief Executive Officer and Vice President of Sales and Marketing. The
total estimated cost for our print advertisements is $30,000.

To date, we have not placed any print advertisements due to our lack of cash resources to do so.

January 2004 - September 2004
Develop and Maintain Public Relations Campaigns
Starting in January 2004 and continuing throughout our Plan of Operations, we intend to utilize marketing consultants to develop advertisements and press releases for apparel and outdoor gear magazines and trade journals. The press releases and advertisements will discuss issues such as company status, product innovations, and other notable events and developments. The estimated cost is
$3,000 for consultant services, advertisements, press release submission via PR
Newswire, software and administrative expenses.

September 2003 - January 2004
Develop Trade Show Booth
We will utilize marketing consultants to design and develop our portable display booth to be used in participating in sporting goods and outdoor apparel specific trade shows. The show booth development includes a modular wall design, display pedestals and tables, carpeting, and company signage. We estimate the cost of the booth to be $5,000.

We received 3 bids for design of a trade show booth for the Shot Show scheduled for February 2004. By approximately November 2003, we will decide which company we will contract with for these design services.

We contracted with Reed Exhibitions, a convention management firm located in
Philadelphia, Pennsylvania, for our booth space at the 2004 Shot Show to be held in Las Vegas, Nevada on February 12 - 14, 2004. On October 6, 2004, we paid
$4,350 for this booth space.

November 2003 to February 2004
Attend Trade Shows
We will utilize marketing consultants to assist our Chief Executive Officer,
Vice President of Sales and Marketing, and our sales representatives to attend and/or participate in various sporting goods trade shows, apparel trade shows, and outdoor shows. We originally planned on attending the following trade shows:
o    Swimwear Show, July 19-23, 2003, Miami, Florida
o    Outdoor Retailer Summer Market, August 14-17, 2003, Salt Lake City, Utah
o    MAGIC Textile and Apparel, August 26-29, 2003, Las Vegas, Nevada
o    Action Sports Retailer Trade Expo, September 5-7, 2003, San Diego,
     California

Our Chief Executive Officer and our Vice President of Sales and Marketing did
not attend these trade shows. Instead, we decided to preserve our cash resources by having manufacturer representatives affiliated with Havel-Giarosso and
Associates attend these trade shows, which they attended on the above dates.

We now plan to attend the following shows:
o    National Association of Sporting Goods Wholesaler Show, November 4-8, 2003,
     Phoenix, Arizona
o    Sporting Goods Manufacturer Association Show, January 12-14, 2004,
     Orlando, Florida
o    Atlantic City Pool & Spa Show, January 27-29, 2004, Atlantic City,
     New Jersey
o    Shot Show, February 10-16, 2004, Las Vegas, Nevada

Our Vice President of Sales and Marketing, Michelle Griffith, attended the "Shot
Show" that was held in Orlando, Florida from February 13 to 17, 2003. The total estimated cost of attending all of these shows is $6,500 for travel and accommodations.

September 2003 - September 2004
Establish Wholesale Relationships with Retail Chain Outlets and Mass
Merchandisers to Carry Our Products and Product Promotion
We plan to develop wholesale relationships or distribution points for our products. Throughout our Plan of Operations, we plan to implement sales campaigns to established retailers with the goal of establishing wholesale relationships. Our Chief Executive Officer and Vice President of Sales and
Marketing will initiate these campaigns. Our sales campaigns will be an ongoing process and will consist of our sales representatives accomplishing the following:
o    Lead Generation - Accomplished through cold calling, follow-up contacts from tradeshows and mailers, and networking with outdoor gear and apparel industry associations;
o    Personal Presentations to Executives and Purchasing Departments of Targeted
     Retailers - Through these sales presentations, we will attempt to convince the retailer to purchase our products at wholesale prices for resale in their store or chain of stores. The orientation of the presentation will be an introduction of the innovative aspects of
     our products, as well as the advantages of our products over some of our competitors. For example, we will highlight the light weight, compactness, thermal insulation, and buoyancy features of eliotex used in our products.
     These personal presentations of our products will be on-location at prospects' facilities to executives and purchasing departments and will include a product display and a video demonstration of the products in use;
o    Order Acquisition and Management - Once the retailer places an order for products, the sales representative is responsible for managing the order fulfillment process, forwarding the purchase order to the distribution manager who will then arrange the shipping specifics, as well as coordinating the physical merchandising of our products on the shelves of the client stores. By maintaining this hands-on approach, we will attempt to continue successful relationships with our distributors; and
o    Relationship Management - The sales representative is also responsible for maintaining an ongoing relationship with acquired distributors. Our Vice
     President of Sales and Marketing will enforce a regimented account management program. This program is to include monthly telephone contacts, and personal visits, once per six months minimum, with the distributor.

To date, we have not accomplished any aspect of this part of our Plan of
Operations.

September 2003 to September 2004
Sub-Manufacturing, Raw Materials Procurement and Fulfillment Process
We will conduct our sub-manufacturing, raw materials procurement and fulfillment
Process, as follows:

Sources and Availability of Raw Materials
eliotex will be used in all our finished goods and will be purchased from our affiliate/licensor, RMF Global.

Raw Materials to be Provided for our Floating Swimwear Products:
o    eliotex
     eliotex will be used to create the buoyant quality of our floating swimwear product.

o    Lycra
     We will purchase Lycra from Yasha Fabrics which is located in Los Angeles,
     California. Lycra is an elastic polyurethane fiber or fabric used especially for close-fitting sports clothing and will be used for the outer shell and inside lining of our floating swimwear product.

o    Zippers
     We will purchase zippers from Barbie International Corporation which is located in New York, New York.

The delivery time involved for these raw materials from the date of order to date of delivery is less than two weeks.

Raw Materials to be provided for our Sleeping Bags and Stadium Pillow Products:
o    eliotex
     eliotex will be used in our sleeping bags, Swimeez and stadium pillow products as insulation and to provide buoyancy to these products.

o    Rip Stop Nylon
     We will purchase Rip Stop Nylon from Roberts Textile Company located in New
     York, New York. Rip Stop Nylon is a manufactured fiber that is strong and is resistant to both abrasion and damage from many chemicals. Rip Stop
     Nylon fabric is non-absorbent, durable, fast drying, resistant to moths and other insects, water, perspiration and standard dry cleaning agents. The
     Rip Stop Nylon fabric also contains an added nylon cross weave to prevent tearing of the material. Rip Stop Nylon is commonly used in women's hosiery, knitted or woven lingerie, socks and sweaters, rugs and carpets, sleeping bags, duffle bags, racquet strings, and fishing lines. Rip Stop
     Nylon is used in our sleeping bags and stadium pillow products as the exterior shell.

o    Nylon polyester tricot
     We will purchase nylon tricot from Roberts Textile Company or Fab
     Industries, both of which are located in New York, New York. Nylon tricot is made from very fine or single yarns, providing a suede-like texture.
     Nylon tricot is typically used for underwear, sportswear, bathing suits and gloves. Nylon tricot is used in our sleeping bags as the inside lining.

o    Compression sacks
     We will purchase compression sacks form Equinox located in Williamsport,
     Pennsylvania. Compression sacks are small Rip Stop Nylon bags, approximately 12 inches by 8 inches. They are separate from our sleeping bag and are used to compress our sleeping bag when not in use. Rip Stop
     Nylon is the sole component of the compression sacks.

o    Mossy Oak Break and New Break-Up Camouflage Patterns
     We will purchase Mossy Oak Break and New Break Up camouflage patterns from
     Haas Outdoors, Inc. for the outside portion of our stadium pillow products.

Raw Materials to be provided for our Jackets, Windshirts, and Ball Caps
o    eliotex
     eliotex will be used to provide insulation in our jackets, windshirts, and ball caps.
o    Polyester peached microfiber
     We will purchase polyester peached microfiber which is a type of grade microfiber from Roberts Textile Company located in New York, New York. It is durable and water repellent treated for our jackets, windshirts, and ball caps.
o    Rib knit
     We will purchase rib knit for our jackets, windshirts and ball caps from
     Green Mountain located in Knitter, Vermont. Rib knit is a mix of cotton and Lycra and is elastic and is used for the trip around the collars, waistbands and cuffs.

The delivery time involved for our raw materials from the date of order to the date of delivery is less than one week for all stocked materials. Non-stocked materials or special orders may take up to two weeks for delivery.

The only "raw product" we store on a continual basis is "eliotex" which we store in our warehouse. Our warehouse space is sufficient for our storage of eliotex.
For the other raw materials that are below 1000 piece goods, we have the materials shipped directly to the sub-manufacturer. For production runs in excess of 1000 piece goods, we arrange for the raw materials to be shipped to our warehouse facility, which is sufficient for that use; thereafter, we distribute to the sub-manufacturer the quantity needed for each production run and we store the remaining quantity. Payment typically will be due on an average of 30 to 60 days after receipt of the raw materials by our sub-manufacturer or our warehouse facility. Our Indonesia based manufacturer, PT. Lidya & Natalia, has sole discretion in the sourcing and ordering of raw materials for their production runs, the costs of which we reimburse them.

Manufacturing
Swimeez Products
Our completed Swimeez swim suit products are sub-manufactured by R & M Apparel located in Gallitzen, Pennsylvania.

Sleeping Bag Products
Our completed sleeping bag products are sub-manufactured by Equinox located in
Williamsport, Pennsylvania.

Stadium Pillow, Ballcap, and Jacket Products
Our completed Stadium Pillow, ball cap, and jacket products are sub-manufactured by PT. Lidya & Natalia located in Sidoarjo, Indonesia. Because the predominant function of the Stadium Pillows is a sleeping bag, they are imported as sleeping bags. Indonesia does not impose quotas that limit the time period or quantity of items which can be imported. The United States Customs Service imposes a 9%
importation duty for Indonesia based goods imported into the United States.

Windshirts
Our completed wind shirt products are sub-manufactured by CMT Contractors located in Butler, Pennsylvania.

We have no verbal or written agreements or long term agreements with any of our sub-manufacturers, and we do not plan to obtain such agreements. Our sub-manufacturers manufacture our products on a per order basis.

Purchase Orders
We have submitted the following purchase orders to our manufacturers to effect manufacturing of our products:
        o  August 30, 2002 - We submitted a purchase order to PT Lidya & Natalia to manufacture 6,000 of our stadium pillows;
        o  January 12, 2003 - We submitted a purchase order to PT Lidya &
           Natalia to manufacture 5,000 compression sacks for our sleeping bags, and 1550 jackets;
        o  March 21, 2003 - We submitted a purchase order to R & M Apparel to manufacture 648 of our windshirts.

Fulfillment Process
The fulfillment process involved in completing wholesale orders for non stocked swimsuit, sleeping bag, wind shirt, jacket, and ball cap products is described below:
------- ------------------------------------------------------------------------
  Day   Action
------- ------------------------------------------------------------------------
   1    o  We receive a purchase order for a certain number of items from a wholesale purchaser by hand delivery, fax, courier, or mail, with an authorized signature of the purchaser.  We do not accept telephone orders.
        o  We contact a raw material supplier to send a certain number of yards of raw materials to our sub-manufacturers. Raw materials are ordered according to need.
        o  We contact our sub-manufacturers with the details of the order, including the number of units to be produced according to design or model, size, or color.
        o  We complete and forward a purchase order to the manufacturer. The manufacturer approves or disapproves a purchase order.
        o  If the purchase order is approved, the manufacturer responds with a final cost, production schedule and date the goods will be delivered to us.
------- ------------------------------------------------------------------------
   10   o  Our sub-manufacturers ship finished goods to us.
------- ------------------------------------------------------------------------
   14   o  We receive finished goods, and facilitate turn-around for shipment to the sporting goods store. Goods received in distribution center where they are packaged in Master Packs, hang tags attached, and
           UPC/UCC codes labels applied to items for distribution to retailer.
------- ------------------------------------------------------------------------
The basis for the above time estimates has been derived from RMF Global's prior experience with these sub-manufacturers.

The fulfillment process involved in completing wholesale orders for our Stadium
Pillow products is described below:
------- ------------------------------------------------------------------------
  Day   Action
------- ------------------------------------------------------------------------
   1    o  We receive an order for a certain number of items from a wholesale purchase by hand delivery, fax, courier, or mail with an authorized signature of the purchaser.
        o  We contact our sub-manufacturers with the details of the order, including the number of units to be produced according to color combinations.  The sub-manufacturers then procure the raw materials.
------- ------------------------------------------------------------------------
   7    o  Our sub-manufacturers receive raw materials from suppliers and begin production.
------- ------------------------------------------------------------------------
25 - 30 o  Within 25-30 days, our sub-manufacturers ship finished goods to us, pending no international freight or shipping issues.
------- ------------------------------------------------------------------------
56 - 61 o  We receive finished goods, and facilitate shipment to the buyer.
------- ------------------------------------------------------------------------
The basis for the above time estimates has been derived from RMF Global's prior experience with these sub-manufacturers.

September 2003 to September 2004
Product Design and Development
We plan to expand our sleeping bag and floating swimwear products and research and develop other apparel and accessory items containing "eliotex". We plan to continually evaluate trends, monitor the needs and desires of consumers by conducting customer purchase follow-up, ongoing market research, and maintaining open channels of communication with our distributor retailers and manufacturer representatives. We plan to consult with our sub-manufacturers and raw material suppliers regarding the development and use of new materials and the enhancement of our product designs. In addition, we will continually evaluate our product lines for proper positioning in the marketplace, by:
o    Consulting with experts in the textiles and design engineering; and
o    Consulting with third-party apparel designers and outdoor equipment experts.

The steps involved in our prospective design and development are:
o    Product conception and design by our Chief Executive Officer, Vice
     Presidents, and/or third party designers;
o    Patterns made from design concept;
o    Pattern cut and distributed to contracted sub-manufacturer;
o    Sample manufactured - The manufacturer constructs one or a few of the sample garments by combining and sewing the appropriate materials as specified in the design presentation;
o    Sample testing - We plan to forward the sample garment to Vartest
     Laboratories, Inc. for testing regarding weight, water repellency, and thermal insulation properties or other aspects depending on the type of product being tested and product functions. In addition, our Officers and
     Directors will be asked to use the prototype products to provide feedback to the designer of the product and possible product improvements; and
o    Final manufacturing plans submitted to manufacturer for production sample.

Based on previous product development experience, we expect that our product development cycle, from initial design to product introduction will take three to twelve months, depending upon the complexity of the design and associated testing. Based on our previously established relationships with garment manufacturers, we estimate new product design and development costs at roughly
$5,000 per new item. We estimate that we will develop no more than two new products during our Plan of Operations from September 2003 to September 2004. We have not yet designed or commenced development of any new products.

Although we are not currently developing products that will contain eliotex for use in the military and airline industries, we may do so in the future. Because eliotex has insulation and water repellent properties, it potentially has widespread application to products that may be used by the military and airline industries, such as additional sleeping bag products or flotation devices. We anticipate that we will not begin to develop such products until we have effectively penetrated the sporting goods market or established sufficient market share that enables us to allocate resources for this type of industry specific application development and material testing procedures, which we do not anticipate until we complete our Plan of Operations over the next 12 months as detailed above.

Summary of Costs Affiliated with our Plan of Operations
Based on the above Plan of Operations, we will have total estimated costs of
$376,200, composed of the following:
---------------------------------------------------------------  ---------------
PLAN OF OPERATIONS TASK                                          ESTIMATED COST
---------------------------------------------------------------  ---------------
Utilize Consultants for Management and Operations                     $50,000
---------------------------------------------------------------  ---------------
Increase the Utility of our Web Site                                  $20,000
---------------------------------------------------------------  ---------------
Finding and Hiring Sales persons                                       $2,500
---------------------------------------------------------------  ---------------
Travel expenses affiliated with contracting with                         $500
manufacturing representatives
---------------------------------------------------------------  ---------------
Design and development of literature and media materials              $60,000
---------------------------------------------------------------  ---------------
Develop and maintain public relations campaigns                        $3,000
---------------------------------------------------------------  ---------------
Develop trade booth for trade shows                                    $5,000
---------------------------------------------------------------  ---------------
Attending trade shows                                                  $6,500
---------------------------------------------------------------  ---------------
Hiring of professionals for our online marketing campaign             $19,500
---------------------------------------------------------------  ---------------
Establishing sales campaigns, relationships, and                      $18,000
agreements with retailers and affiliate marketers
which will include travel expenses, lodging, business
lunches, dinners and telephone charges
---------------------------------------------------------------  ---------------
Print advertising                                                     $30,000
---------------------------------------------------------------  ---------------
Product design and development                                        $10,000
---------------------------------------------------------------  ---------------
Warehouse Lease                                                       $31,200
---------------------------------------------------------------  ---------------
Salaries                                                             $120,000*
---------------------------------------------------------------  ---------------
     Total Costs                                                     $376,200
---------------------------------------------------------------  ---------------
*Estimated salaries consist of: (a) $40,000 annual salary to Joseph A. Riccelli, our Vice President; (b) $55,000 annual salary to Michelle Griffith, our Vice
President of Sales and Marketing; and (c) $25,000 annual salary to Dave
Shondeck, our Director of Product Development Research. Does not include commission costs paid to manufacturer representatives based on total purchase order amount which cannot be determined at this time. Does not include hourly wages, the specific amount of which can not be determined at this time.

Alternative Plan of Operations With Funding of less than $376,200 Should we receive funding of less than $376, 200, our alternative Plan of Operations, based on funding of $250,700, will consist of the following costs and tasks that have been described above:

PLAN OF OPERATIONS TASK                                          ESTIMATED COST
---------------------------------------------------------------  ---------------
Salaries                                                             $120,000
---------------------------------------------------------------  ---------------
Warehouse Lease                                                      $ 31,200
---------------------------------------------------------------  ---------------
Establish Sales Campaign to be Conducted by
Our Chief Executive Officer and VP of Sales                          $ 18,000
---------------------------------------------------------------  ---------------
Attending Trade Shows                                                $  6,500
---------------------------------------------------------------  ---------------
Develop Trade Show Booth                                             $  5,000
---------------------------------------------------------------  ---------------
Travel Expenses Affiliated with Contracting with
Manufacturers Representatives to Our Product Line and
Thus Eliminate the Need to Hire Additional In-House
Full-Time Salaried Personnel                                         $    500
---------------------------------------------------------------  ---------------
Increase the Utility of our Website                                  $ 20,000
---------------------------------------------------------------  ---------------
Print Advertising                                                    $ 30,000
---------------------------------------------------------------  ---------------
Hiring of Website and Advertising
Consultants for Online Marketing Campaign                            $ 19,500
---------------------------------------------------------------  ---------------
Total Costs                                                          $250,700
---------------------------------------------------------------  ---------------

Should we receive funding of less than $250,700, we will require funding of at least $181,200 to continue our operations under an alternative Plan of
Operations, as follows:

PLAN OF OPERATIONS TASK                                          ESTIMATED COST
---------------------------------------------------------------  ---------------
Salaries                                                             $120,000
---------------------------------------------------------------  ---------------
Warehouse Lease                                                      $ 31,200
---------------------------------------------------------------  ---------------
Establish Sales Campaign to be Conducted by
Our Chief Executive Officer and VP of Sales                          $ 18,000
---------------------------------------------------------------  ---------------
Attending Trade Shows                                                $  6,500
---------------------------------------------------------------  ---------------
Develop Trade Show Booth                                             $  5,000
---------------------------------------------------------------  ---------------
Travel Expenses Affiliated with Contracting with
Manufacturers Representatives to Our Product Line and
Thus Eliminate the Need to Hire Additional In-House
Full-Time Salaried Personnel                                         $    500
---------------------------------------------------------------  ---------------
Total Costs                                                          $181,200
---------------------------------------------------------------  ---------------

Source of Funds to Fund our Plan of Operations
We plan to fund our total costs of $376,200, or if necessary $250,700 or
$181,200 under Alternative Plans of Operations through the following:
o    Our existing cash of $71,569 as of October 31, 2003;
o    Possible revenue generated from our sale of products; and
o    If necessary, loans from our Chief Executive Officer and/or our President.

Our Plan of Operations is dependent upon our ability to generate revenues to fund our operations; however, our revenues may be insufficient to provide adequate funding. If our revenues are insufficient, Joseph Riccelli, our Chief
Executive Officer, and Frank Riccelli, our President, have verbally agreed to loan us sufficient funds to meet our Plan of Operations or Alternative Plans of
Operation. Messrs. Joseph and Frank Riccelli have further verbally agreed to loan us these funds at no interest, with no specified term for the repayment of the loan. We may seek financing through traditional bank financing. However, because we are a development stage company with a poor financial condition, financial institutions may not provide us with financing, in which case we may have to curtail or cease our operations and you may lose your entire investment.

Liquidity and Capital Resources July 31, 2003.
Cash at July 31, 2003 amounted to $12,339. We have experienced significant losses from our operations. For the period ended July 31, 2003, we incurred a net loss of $1,412,985. In addition, we had an accumulated deficit of $1,991,047 and stockholder deficits of $412,037 at July 31, 2003. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing. Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing. Our failure to secure financing or expand our operations may result in our not being able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES
As of July 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial
Officer, concluded that our disclosure controls and procedures were effective as of July 31, 2003.

There have been no significant changes in our internal control over financial reporting during the quarter ended July 31, 2003, or subsequent to July 31,
2003, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are subject to dispute and litigation in the ordinary course of our business.
None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

ITEM 2. CHANGES IN SECURITIES
On September 15, 2003, we sold 10,000 shares of our stock to Stephen D. Seitz, for a price of $2.00 per share or $20,000. We relied upon Section 4(2) of the
Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Stephen D. Seitz had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Stephen D. Seitz
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 16, 2003, we sold 2,500 shares of our stock to James and Joann
Gould, for a price of $2.00 per share or $5,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. James and Joann Gould had a pre-existing relationship with Joseph Riccelli, our Officer and Director. James and Joann Gould represented to us that they were purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the
Securities Act and set forth the restrictions on their transferability and sale.

On September 16, 2003, we sold 15,000 shares of our stock to Robert Giarusso, for a price of $2.00 per share or $30,000. We relied upon Section 4(2) of the
Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Robert Giarusso had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Robert Giarusso
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 16, 2003, we sold 1,000 shares of our stock to Wayne Dennis, for a price of $2.00 per share or $2,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Wayne Dennis had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Wayne Dennis represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 16, 2003, we sold 3,000 shares of our stock to David Holzer, for a price of $2.00 per share or $6,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. David Holzer had a pre-existing relationship with Joseph Riccelli, our Officer and Director. David Holzer represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 16, 2003, we issued 450,000 shares of our stock to legal counsel,
Hamilton, Lehrer, & Dargan, PA, in payment for legal services rendered to us. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2)
was available because the sale did not involve a public offering.

On September 19, 2003, we sold 2,500 shares of our stock to John Spagnolo, Jr., for a price of $2.00 per share or $5,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. John Spagnolo, Jr. had a pre-existing relationship with Joseph Riccelli, our Officer and Director. John Spagnolo, Jr.
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 24, 2003, we sold 250 shares of our stock to Bonnie Weissinger, for a price of $2.00 per share or $500. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Bonnie Weissinger had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Bonnie Weissinger
represented to us that she was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 24, 2003, we sold 250 shares of our stock to J. Wood Weissinger, for a price of $2.00 per share or $500. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. J. Wood Weissinger had a pre-existing relationship with Joseph Riccelli, our Officer and Director. J. Wood Weissinger
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 25, 2003, we sold 100 shares of our stock to Grady L. Hill, for a price of $2.00 per share or $200. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Grady L. Hill had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Grady L. Hill represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 26, 2003, we sold 4,000 shares of our stock to Carol Yenchik, for a price of $2.00 per share or $8,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Carol Yenchik had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Carol Yenchik represented to us that she was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 26, 2003, we sold 1,000 shares of our stock to Darla Oliastro, for a price of $2.00 per share or $2,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Darla Oliastro had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Darla Oliastro represented to us that she was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 26, 2003, we sold 1,000 shares of our stock to Christopher
Oliastro, for a price of $2.00 per share or $2,000. We relied upon Section 4(2)
of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Christopher Oliastro had a pre-existing relationship with Joseph Riccelli, our Officer and Director.
Christopher Oliastro represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the
Securities Act and set forth the restrictions on their transferability and sale.

On September 26, 2003, we sold 1,000 shares of our stock to John A. Wasuchno, for a price of $2.00 per share or $2,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. John A. Wasuchno had a pre-existing relationship with Joseph Riccelli, our Officer and Director. John A. Wasuchno
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 26, 2003, we sold 500 shares of our stock to Justin Oliastro, for a price of $2.00 per share or $1,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Justin Oliastro had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Justin Oliastro
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 26, 2003, we sold 200 shares of our stock to Harry J. Hilty, for a price of $2.00 per share or $400. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Harry J. Hilty had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Harry J. Hilty represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 1, 2003, we sold 11,000 shares of our stock to Anthony Fazio, for a price of $2.00 per share or $22,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Anthony Fazio had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Anthony Fazio represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 1, 2003, we sold 500 shares of our stock to Daniel C. Hudock, for a price of $2.00 per share or $1,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Daniel C. Hudock had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Daniel C. Hudock
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 6, 2003, we sold 2,000 shares of our stock to Kathleen and Albert
Panza, for a price of $2.00 per share or $4,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Kathleen and Albert Panza had a pre-existing relationship with Joseph Riccelli, our Officer and Director.
Kathleen and Albert Panza represented to us that they were purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the
Securities Act and set forth the restrictions on their transferability and sale.

On October 10, 2003, we sold 1,000 shares of our stock to William A. Perry, for a price of $2.00 per share or $2,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. William A. Perry had a pre-existing relationship with Joseph Riccelli, our Officer and Director. William A. Perry
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 11, 2003, we sold 5,000 shares of our stock to Eric Jerpe, for a price of $2.00 per share or $10,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Eric Jerpe had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Eric Jerpe represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 12, 2003, we sold 500 shares of our stock to Raymond A. Stevens, for a price of $2.00 per share or $1,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Raymond A. Stevens had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Raymond A. Stevens
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 15, 2003, we sold 1,000 shares of our stock to Marina Posvar, for a price of $2.00 per share or $2,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Marina Posvar had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Marina Posvar represented to us that she was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 15, 2003, we sold 500 shares of our stock to Mildred M. Posvar, for a price of $2.00 per share or $1,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Mildred M. Posvar had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Mildred M. Posvar
represented to us that she was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 23, 2003, we sold 2,000 shares of our stock to Daniel J. Upham, for a price of $2.00 per share or $4,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Daniel J. Upham had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Daniel J. Upham
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 23, 2003, we sold 5000 shares of our stock to Robert Giarusso, for a price of $2.00 per share or $10,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Robert Giarusso had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Robert Giarusso
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 23, 2003, we sold 2,500 shares of our stock to Guy R. Leone, M.D., for a price of $2.00 per share or $5,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Guy R. Leone, M.D. had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Guy R. Leone, M.D.
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5. OTHER INFORMATION
On October 21, 2003, we received notification from the National Association of
Securities Dealers that our common stock had been approved for Quotation on the
OTC Bulletin Board under the symbol "IVDN". On October 27, 2003, we received a corporate listing and description in Standard and Poor's Corporation Records.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)     Exhibits:

Exhibit
Number   Description
3.1     Certificate of Incorporation*
3.2     Bylaws*
4       Specimen Stock Certificate*
5       Opinion of Hamilton, Lehrer & Dargan, P.A.***
10.1    Agreement between us and RMF Global, Inc.*
10.2    Exclusive Agency, Distribution and Marketing Agreement between RMF
        Global and Mr. Ko-Myung Kim.*
10.3    Agreement between us and C. Dillow & Company, Inc.*
10.5    Agreement between Innovative Designs, Inc. and Haas Outdoors, Inc.**
10.6    Letter of commitment from Innovative Designs, Inc. to Victory Junction
        Gang Camp**
23.1    Consent of Malone & Bailey PLLC, Certified Public Accountants ****
23.2    Consent of Hamilton, Lehrer & Dargan P.A. contained in Exhibit 5***
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant
        To Section 906 of the Sarbanes-Oxley Act of 2002
99      Test Results from Vartest Lab*
* Previously filed as exhibits to Registration Statement on Form SB-2 filed on
March 11, 2003
** Previously filed as exhibits to Registration Statement on Form SB-2
Amendment 2 filed on July 8, 2003
*** Previously filed as exhibit to Registration Statement on Form SB-2
Amendment 3 filed on August 7, 2003
**** Previously filed as exhibit to Registration Statement on Form SB-2
Amendment 4 filed on September 9, 2003

We hereby incorporate the following additional documents by reference: (a) our
Registration Statement on Form SB-2 and all amendments thereto which was filed on March 11, 2003, and amended on May 22, 2003, July 8, 2003, August 7, 2003, and September 9, 2003; and (b) our Form 8-K filed on September 29, 2003 and amended on October 27, 2003.

(b)  Reports on Form 8-K
On September 29, 2003, the registrant filed a Form 8-K under Item 4, "Changes in
Registrant's Certifying Accountant". On October 27, 2003, the registrant filed an amendment to this Form 8-K to correct a typographical error.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  INNOVATIVE DESIGNS, INC.

  By /s/Joseph Riccelli
        Joseph Riccelli
        Chief Executive Officer

  By /s/Anthony Fonzi
        Anthony Fonzi
        Chief Financial Officer, Principal Accounting Officer, and Director

  Date: November 12, 2003

