Form 10KSB
period 2003-10-31
INNOVATIVE DESIGNS INC
filed 2004-02-10
CIK 1190370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003
                                       OR
     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __ TO __

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

                                 Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class                  Name of each exchange on which registered

-------------------                      ----------------------------------

Securities registered under Section 12(g) of the Exchange Act:

--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $55,416

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.) $4,938,906 as determined by the closing price of
$1.25 on February 6, 2004
Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,420,625 shares of common stock outstanding as of January 9, 2004

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                            INNOVATIVE DESIGNS, INC.

                                      INDEX

Part I.

Part II.

Item 8.  Changes in and Disagreements with Accountants
         and Financial Disclosure ......................................60
Item 8A. Controls and Procedures .......................................60

Part III.
Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act ....60
Item 10. Executive Compensation ........................................63
Item 11. Security Ownership of Certain Beneficial Owners and

PART I.
Item 1. Description of Business.

Business Development
We are a development stage company. We were incorporated in the State of
Delaware on June 25, 2002 to market recreational products that are made from eliotex, a material with buoyancy and thermal resistant properties. Since our formation and as more fully explained on pages 34-36 of this Form 10-KSB, we have devoted our efforts to:
     o    Formulating and developing our business plan;
     o    Raising capital through a private placement of our stock;
     o    Developing our marketing plan;
     o    Developing our web site;
     o    Negotiating and completing our sublicense agreement with RMF Global;
     o    Completing the development, design, and prototypes of certain products;
     o    Leasing warehouse space for our inventory, eliotex, and other raw materials;
     o    Obtaining retail stores to offer and sell our products;
     o    Executing an agreement with a manufacturers representative group to sell our products to retail chains;
     o    Obtaining services from third parties for our participation in trade shows; and
     o    Completing an agreement with Haas Outdoors as more fully described on page 6.

RMF Global, Inc. was incorporated on April 1, 1999 in the State of Pennsylvania and is owned and controlled solely by our Chief Executive Officer, Joseph
Riccelli. On March 2, 2003, RMF Global entered into a written license agreement with Ko-Myung Kim for the exclusive distribution rights to eliotex in the United
States, Canada, Mexico, India, the United Kingdom and Turkey. Mr. Kim owns the patent to the process to make the eliotex material. On November 25, 2002, we entered into a written sublicense agreement with RMF Global for the exclusive rights to distribute three products made from eliotex which RMF Global developed and to use eliotex in products that we develop. We plan to market our products containing eliotex, three of which were developed by RMF Global. All of our products bear our label "idigear".

We have never been the subject of any bankruptcy or receivership action. We have had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business.

We have no plans to seek a merger, acquisition or business reorganization or to otherwise enter into a business combination with another entity.

Distribution Rights
The only exclusive distribution rights we have are derived from our November 25,
2002 written sublicense agreement with RMF Global, our affiliated entity, to:
(a) distribute the sleeping bags, Swimeez, and stadium pack products containing eliotex, which RMF Global developed; and (b) to use eliotex in additional products that we develop.

We have no distribution rights, exclusive or otherwise, to be a distributor of eliotex; however, our affiliated entity, RMF Global, does have exclusive distribution rights to distribute eliotex in the United States, Canada, Mexico,
Indonesia, the United Kingdom and Turkey, in accordance with the March 2, 2003 written license agreement with Mr. Kim which is described in more detail on page
5. As such, we purchase eliotex from RMF Global to be used in the manufacture of our products. Similarly, other companies are free to purchase eliotex from
RMF Global, assuming that it is a company within the distribution jurisdiction that RMF Global covers, which, as mentioned above, is the United States, Canada,
Mexico, Indonesia, the United Kingdom, and Turkey. RMF Global is the
supplier/distributor of the raw material "eliotex" and does not have any plans to directly manufacture finished goods containing "eliotex."

Principal Products and Services
We offer the following three products containing eliotex which were developed by RMF Global:
     o    Floating Swimwear Product under our product name "Swimeez". Our swimwear is designed to be a swim aid. The interior lining of our swimwear product is made from eliotex, which enhances floatability.
          This product comes in a boys and girls design in children's sizes from
          5 to 12 years old, and adult sizes of Small, Medium and Large. We offer 7 colors for the girls' Swimeez: yellow, green, fuchsia, daisies, floral blue, floral green, and cherries. We offer 3 colors for the boys' Swimeez: neon lime, navy, and gray.
     o    Sleeping Bag Products. Our sleeping bag products, available in both rectangular and mummy styles, are water resistant, windproof and weigh less than 2 pounds each. The eliotex insulation enables our sleeping bags to have a temperature rating of 15 degrees to 20 degrees
          Fahrenheit. We offer our sleeping bag product in black and camouflage colors.
     o    Stadium Pillow. The use of eliotex in this product provides protection from weather conditions such as rain and cold. By altering the configuration of the folds and zippers, the product can be used as a:
          o    Stadium seat cushion or pillow;
          o    Thermal rain parka with a zip-out hood;
          o    Sleeping Bag;
          o    Flotation Raft; and
          o    Double Comforter.

We use eliotex to provide protection from harsh weather conditions in the following products which we developed:
     o    Windshirts. Our windshirts are available in only one style and in five colors: grey, navy, red, black, khaki.
     o    Jackets. Our jackets are available in only one style and in five colors: grey, navy, red, black, khaki.
     o    Ball Caps. Our ball caps are available in only one style and one color, navy blue.

Products in Development Stage
In December 2003, we completed the design, prototype, and testing of certain hunting line apparel and accessories, which we are in the development stage of introducing into our existing "i.d.i.gear" line. These products utilize the Mossy Oak / Haas Outdoors, Inc. camouflage fabric and our eliotex fabric and are intended for the hunting outdoor apparel industry. The apparel products in this development stage are:
     o    six pocket pants which are styled similar to cargo pants;
     o    1/2 zip pullover jacket with collar;
     o    parka jacket;
     o    fleece jacket;
     o    guide series shirt, which is similar in style to a button down collar long sleeved oxford style shirt;
     o    bib coveralls in light weight; and
     o    bib coveralls in arctic weight which contains two layers of eliotex.

In addition, we are in the development stage of introducing an accessory product which is a "waterfowl" floating fishing bag/cooler.

These prototypes were manufactured at the facility we currently utilize in
Indonesia. We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes; (b) although we used the services of our Chief Executive Officer and Vice President of Sales and
Marketing for these purposes, their efforts were part of their normal responsibilities; (c) prior to the time we had undertaken to design and prototype of these products, we purchased the materials to accomplish these tasks, and the cost of these materials did not exceed $1000; and (d) the testing of these products was performed in the "field" by our employees and our Manufacturer's
Representative group, Havel-Giarusso & Associates, as part of their normal responsibilities.

Material Agreements

June 11, 1999 Agreement between our affiliate RMF Global, and Eliotex SRL
On June 11, 1999, our affiliate, RMF Global, entered into an agreement with
Eliotex SRL, an Italy corporation owned and controlled by Mr. Elio Cattan, a citizen of Italy, whereby Eliotex SRL guaranteed RMF Global an adequate supply of eliotex sufficient to enable RMF Global to ensure an adequate and timely supply of product to its customers in whatever quantities as may be required by
RMF Global. The agreement had an initial term of two years and was automatically renewable if RMF Global placed orders of $1,500,000 during the first year of the agreement. Because RMF Global did not place orders of $1,500,000, the agreement was not automatically renewed and as such, the agreement expired on June 11,
2001.

From January 1999 to January 2001, Eliotex SRL furnished RMF Global with 42 inch width eliotex. At the time, RMF Global was able to use 42 inch width eliotex to make its childrens swimsuit products. RMF Global's primary business at this time was to sell eliotex to other companies in the United States. RMF Global's primary business continues to involve the sale of eliotex to other companies, including us; however, 42 inch width eliotex did not conform to the standard fabric width in the apparel industry, namely 60 inch fabric, and most companies, including us, that submitted orders to RMF Global were for 60 inch width eliotex. As such, using 42 inch width eliotex for 60 inch fabric would essentially involve 18 inches of wasted fabric, which would not be a cost effective means of manufacturing apparel. Based on these order requirements, from approximately January 2000 to August 2002, on various occasions, RMF Global requested that Eliotex SRL provide it with 60 inch width eliotex; however, on each occasion Eliotex SRL was unable to do so, and remains unable to do so.
Additionally, as a result of not being able to obtain eliotex from Mr. Kim, the holder of the patent as explained on page 5, Eliotex SRL no longer has the ability to provide RMF Global with eliotex. As a result, RMF Global sought other sources of eliotex. From February 2001 and until approximately January of 2002,
RMF Global searched for sources of eliotex and eventually located Mr. Kim. RMF
Global entered into a verbal agreement with Mr. Kim in June of 2002.

Agreement between RMF Global and Ko-Myung Kim
From February 2001 and until approximately January of 2002, RMF Global searched for sources of eliotex and eventually located Mr. Kim, a citizen of Korea. RMF
Global entered into a verbal agreement with Mr. Kim in June of 2002. From approximately June 2002 until March 2, 2003, RMF Global, our sublicensor, purchased eliotex on an as needed basis from Mr. Kim, in accordance with a verbal agreement. The same terms of the verbal agreement were set forth in a written agreement on March 2, 2003. On March 2, 2003, RMF Global entered into a written agreement with Mr. Kim, whereby Mr. Kim granted RMF Global the exclusive, unlimited, irrevocable right and license, with the right to grant sublicenses to third parties, to purchase, use, develop, commercialize, market, have marketed, sell and have sold, manufacture and have manufactured products related to or utilizing eliotex whether present or future for all countries in the world other than Korea and Japan. Under the terms of the agreement Mr. Kim agreed to promptly deliver to RMF Global within twenty-eight (28) days of receiving an order from RMF Global, all eliotex ordered by RMF Global. Under the terms of the agreement, RMF Global is required to pay $.60 USD per meter for all eliotex ordered from Mr. Kim and this price remains $.60 USD per meter for a period of ten (10) years from the date the agreement was signed. The agreement further provides that after this ten year period, this price shall be adjusted for subsequent ten (10) year terms at a price increase of no more than twelve percent (12%) per ten (10) year term. The price paid by RMF Global for eliotex shall remain the same for each ten (10) year term. RMF Global shall order eliotex from Mr. Kim from time to time as needed and shall not be required to purchase any minimum amount of eliotex during the term of this agreement, and
RMF Global is not required to make any minimum annual payment to Mr. Kim.
However, should RMF Global place an order, any quantity ordered must be a minimum of 55,000 meters of eliotex. RMF Global is not required to pay to Mr.
Kim any part of any sublicense fee that RMF Global receives from third party sublicensees, and RMF Global shall not pay any fees to Mr. Kim. This agreement will be in full legal force and effect for an initial term of ten (10) years from the date of its execution. RMF Global will have the option to renew this agreement for up to four (4) successive terms of ten (10) years each by giving notice to Mr. Kim of its intention to so renew not less than ninety (90) days prior to the expiration of the then-current term.

Our Agreement with our Affiliated Entity, RMF Global, Inc.
On November 25, 2002, we entered into an agreement with RMF Global, which is owned and controlled solely by our Chief Executive Officer, Joseph Riccelli. The terms of this agreement provide that RMF Global: (a) grants us an exclusive sublicense to manufacture and market RMF Global's three product lines, which are bathing suits, sleeping bags, and stadium pillows; (b) is required to provide us with eliotex to adequately and timely meet our needs; and (c) will sell eliotex to us at a price equal to the lowest price it charges any of its other customers. In addition, the agreement requires that Joseph A. Riccelli, our Vice
President, oversee raw material ordering, receiving and warehousing, sub-manufacturing, warehousing, shipping and delivery of our products. The agreement is for a term of ten years and we shall have the option to renew the agreement for four subsequent terms of ten years each.

Under the agreement, we must pay RMF Global $1,250,000 for the grant of the sublicense, consisting of a $50,000 down payment which we have already paid and three annual payments of $400,000, payable in November 2003, 2004, and 2005.
Additionally, we must use our best efforts to manufacture our products in accordance with high standards of quality and are required to promptly make full payment to RMF Global for all eliotex that we purchase from them.

Our Agreement with C. Dillow & Company, Inc.
On February 12, 2003, we entered into a written agreement with C. Dillow &
Company, Inc. Under the terms of the agreement, we issued C. Dillow & Company,
Inc. 500,000 shares of our stock in exchange for C. Dillow & Company,
Inc.'s services which are to be rendered to us for a six month period after we provide written notification to C. Dillow & Company that services are to commence, as follows:
(a) Assist us in developing, creating and providing factual information and in developing and implementing a strong market awareness for our business operations;
(b) Prepare a comprehensive analytical report that highlights our industry, opportunities, trends and potential;
(c) Develop and create a public relations campaign for our business;
(d) Aid, advise and assist us in establishing a means of securing local and nationwide media interest and coverage; and
(e) Aid, consult, prepare and deliver "due diligence" packages requested by and furnished to registered broker/dealers and/or other institutional and/or fund managers as requested by us.

Letter Agreement with Victory Junction Gang Camp
On March 6, 2003, we agreed to enter into a letter agreement with the Victory
Junction Gang Camp located in Randleman, North Carolina, in which we agreed that we would donate to Victory Junction Gang Camp a portion of the proceeds from sales of our sleeping bag products, specifically $1 per sleeping bag sold, to be paid to Victory Junction on a quarterly basis with the first payment due following our third quarter. The agreement runs from April 2003 until the end of
April 2004. Our web site is linked on Victory Junction Gang's web site, which is linked to Nascar and other organizations and sponsors. We are including the
Victory Junction Gang Camp logo on all of our point of sale posters and literature, and have added a link from our website to theirs at
www.victoryjunction.org.

Agreement with Haas Outdoors
On June 16, 2003, we completed an agreement with Haas Outdoors in which Haas
Outdoors granted us a non-exclusive wholesale license in North America to: (a)
manufacture, or sell products or to have manufactured for us, and to sell licensed products of Haas Outdoors; and (b) use the licensed trademark of Haas
Outdoors in association with the marketing and sale of licensed products. The agreement defines licensed products as a product which bears or otherwise includes Haas Outdoors' licensed design and is further restricted to mean only our stadium pillow products. "Licensed design" is defined in the agreement as the camouflage pattern(s) known as the Mossy Oak Break-Up and/or New BreakUp patterns and which is covered by Haas Outdoors' copyrights, including but limited to United States Copyright Registration No. 2,227,642. The agreement defines "licensed trademark" as Haas Outdoors' trademarks Mossy Oak, Break-Up and/or or New BreakUp. The term of the agreement is two years from the effective date of the agreement, May 30, 2003. We paid a one time $250 licensing fee for these rights. We are also required to pay to Haas Outdoors a running royalty, which is included in the price of fabrics purchased from licensed vendors of
Haas Outdoors.

In addition, the agreement provides that we, as the licensee in the agreement are required to: (a) place on the licensed products in a manner proscribed by copyright laws and unless otherwise indicated, a sufficient copyright notice which will include the copyright notice, the year of publication, and an identification of Haas Outdoors as the owner; and (b) in all instances where
Haas Outdoors so desires, we will include on licensed products the authorized trademark associated with the authorized design. We also agreed that nothing in the agreement will confer upon us any proprietary interest in the licensed designs, the licensed trademarks, or any other copyright, trademark and patents rights owned by Haas Outdoors. In addition, we agreed that Haas Outdoors is the owner of the licensed designs and licensed trademarks and that we will not contest the validity or enforceability of the licensed trademarks or Haas
Outdoors copyrights in the licensed designs.

Independent Consulting Agreement with Summit Financial Partners, Inc.
On December 3, 2003, we completed an agreement with Summit Financial Partners,
LLC, an Indiana Limited Liability Company, for Summit Financial to represent us in investors' communications and public relations with existing shareholders, brokers, dealers, and other investment professionals as to our current and proposed activities, and to consult with management concerning our activities.
The term of the agreement is from December 3, 2003 to June 3, 2005.

Under the agreement, Summit Financial agrees to provide us with the following services: (a) consult with and assist us in developing and implementing appropriate plans and means for presenting us and our business plans, strategy and personnel to the financial community, establishing an image for us in the financial community, and creating the foundation for subsequent financial public relations efforts; (b) introduce us to the financial community, including, but not limited to, retail brokers, buy side and sell side institutional managers, portfolio managers, analysts, and financial public relations professionals; (c)
with our cooperation, maintain an awareness during the term of the agreement of our plans, strategy and personnel, as they may evolve during such period, and consult and assist us in communicating appropriate information regarding such plans, strategy and personnel to the financial community; (d) assist and consult us with respect to our: (i) relations with stockholders, (ii) relations with brokers, dealers, analysts and other investment professionals, and (iii)
financial public relations generally; (e) perform the functions generally assigned to stockholder relations and public relations departments in major corporations, including responding to telephone and written inquiries, preparing press releases for us with our involvement and approval of the press releases, reports and other communications with or to shareholders, the investment community and the general public; consulting with respect to the timing, form, distribution and other matters related to such releases, reports and communications; and, at our request and subject to our securing our own rights to the use of our names, marks, and logos, consulting with respect to corporate symbols, logos, names, the presentation of such symbols, logos and names, and other matters relating to our corporate image; (f) upon and with our direction and written approval, disseminate information regarding us to shareholders, brokers, dealers, other investment community professionals, and the general investing public; (g) upon and with our direction, conduct meetings, in person or by telephone, with brokers, dealers, analysts, and other investment professionals to communicate with them regarding the our plans, goals and activities, and assist us in preparing for press conferences and other forums involving the media, investment professionals, and the general investment public; (h) at our request, review business plans, strategies, mission statements budgets, proposed transactions, and other plans for the purpose of advising us of the public relations implications thereof; and (i) otherwise perform as our consultant for public relations and relations with financial professionals.

Under the agreement, we agree to issue, or have issued, a fee of eight hundred thousand (800,000) restricted shares of our common stock which are to be issued
(and have been issued) to Summit Financial's principals, as follows: (a) 560,000 restricted shares to the Altavilla Family Trust; (b) 120,000 restricted shares to Alan C. Shoaf; and (c) 120,000 restricted shares to Marlin G. Molinaro.

Our Product Markets
Swimeez Product
Our Swimeez product is intended for use by the following groups that are our target markets for these products:
     o    Toddlers and children from the ages of 3 to 12 who are learning to swim;
     o    Handicapped persons; and
     o    Adults learning to swim.

Sleeping Bags
Our sleeping bag products are intended for use by the following groups that are our target markets for these products:
     o    Outdoor enthusiasts, such as hikers, climbers, mountain bikers and kayakers;
     o    Campers;
     o    Boy Scouts and Girl Scouts;
     o    Motorcyclists; and
     o    Hunters and Fishermen.

Stadium Pillows
Our stadium pillow products are intended for use by the following groups that are our target markets for these products:
     o    Colleges;
     o    Child/Amateur sport organizations; and
     o    Hunting/Fishing enthusiasts.

Windshirts
Our windshirt products are intended for use by the following consumer groups that are our target markets for these products:
     o    Golf club pro shops;
     o    Golf tournament organizers;
     o    Corporate promotional organizations; and
     o    Sporting organizations and teams.

Jackets
Our jacket products are intended for use by the following consumer groups that are our target markets for these products:
     o    Colleges;
     o    Sporting teams; and
     o    Corporations.

Ball Caps
Our ball cap products are intended for use by the following consumer groups that are our target markets for these products:
     o    Golf club pro shops;
     o    Golf tournament organizers;
     o    Corporate promotional organizations;
     o    Sporting organizations and teams;
     o    Colleges;
     o    Sporting teams; and
     o    Corporations.

Products in the Development Stage of Introducing
We have completed the design, prototype and testing of the following products which we are in the development stage of introducing into our existing
i.d.i.gear line. These products will utilize the Mossy Oak / Haas Outdoors, Inc.
camouflage fabric and our eliotex fabric and are intended for the hunting outdoor apparel industry:
     o    six pocket pants which are styled similar to cargo pants;
     o    1/2 zip pullover jacket with collar;
     o    parka jacket;
     o    fleece jacket;
     o    guide series shirt, which is similar in style to a button down collar long sleeved oxford style shirt;
     o    bib coveralls in light weight; and
     o    bib coveralls in arctic weight which contains two layers of eliotex.

Distribution
We sell both wholesale and retail products on our website. Our website, which is located at www.idigear.com, became operational in October 2002 and contains information on our products, technical information on eliotex insulation,
e-commerce capabilities with "shopping cart", wholesaler information and order forms, company contact information, and links to retailers that carry our products. We have obtained the services of BA Web Productions, our website marketing consultant, which assists us in designing and continually developing our website. Our website features a "wholesaler only" area, allowing our wholesalers access to information, ordering, and recalls. The web site is hosted by Nidhog Hosting. The secure payment gateway provider for our online e-commerce is SkipJack Financial Services.

The following retailers purchase our products at wholesale prices which they plan to sell at their retail prices:
     o    Woodlands Outdoor World, a retail store, located in Farmington,
          Pennsylvania, sells our sleeping bag and our windshirt products;
     o    Nemacolin Woodlands Resort and Spa's retail store located in
          Farmington, Pennsylvania, sells our windshirt product; their online catalogue at www.nemacolin.com offers our i.d.i.gear products;
     o    Pool Nation located in Pittsburgh, Pennsylvania, B & R Pools located in Pittsburgh, Pennsylvania, Knabes Swim Shop located in Monroeville,
          Pennsylvania, and Ross and Sons Pools located in Punxsutawney,
          Pennsylvania, all of which are retail shops, sell our "Swimeez"
          products;
     o    The Pittsburgh Shop, a retail store located in Pittsburgh,
          Pennsylvania, sells our windshirts and hats;
     o    Latrobe Country Club, a private country club located in Latrobe,
          Pennsylvania, started retailing our windshirts and jackets;
     o    Bob's Army & Navy Store located in Clearfield, Pennsylvania retails our sleeping bags and stadium packs; and
     o    the following retailers retail our sleeping bags: (a) Hunters
          Headquarters located in Sunbury, Ohio; (b) Sportmens Den located in
          Shelby, Ohio; (c) Fin, Feather, Fur Outfitters located in Ashland,
          Ohio; (d) Buckeye Outdoors, Inc. located in Hebron, Ohio; and
          (e) Southern Ohio Trading located in Nelsonville, Ohio.

We have no verbal or written agreement with these retailers and we have no intention of entering into any such agreement. These retailers purchase our products from us strictly on a purchase order basis.

Manufacturer Representatives
In November 2002, we entered into a verbal agreement with Havel-Giarusso and
Associates, a manufacturer representative located in Big Lake, Minnesota, to be the manufacturer representative of our products. Established apparel representatives have lists of distributors, retailers and buying groups who they service regularly. We verbally agreed to pay Havel-Giarusso and Associates a 2%
to 10% commission on wholesale product sales to retailers depending upon the size of the order. This agreement may be terminated at will by either party to the agreement. We have no intention of entering into a written agreement with
Havel-Giarusso and Associates. Havel-Giarusso and Associates has the following manufacturer representatives representing our product line to retailers in each of the following locations:
     o    Parker, Colorado;
     o    Peace Dale, Rhode Island;
     o    Nashville, Indiana;
     o    Bike Lake, Minnesota;
     o    Olathe, Kansas;
     o    Minooka, Illinois;
     o    Wakeman, Ohio;
     o    Tannersville, Pennsylvania;
     o    Pittsburgh, Pennsylvania;
     o    Detroit Lakes, Minnesota; and
     o    Gansevoort, New York.

Each manufacturer representative covers the state in which they are located.

We plan to distribute our products to the following:
Sleeping Bag Products
We plan to distribute our sleeping bag products through sporting goods catalogs, sporting shows and trade shows, and retail outlets and chains.

Swimeez Products
We plan to distribute our Swimeez products through sporting goods catalogs, trade shows, and retail outlets and chains.

Stadium Pillow Products
We plan to distribute our Stadium Pillow products through sporting goods catalogs, trade shows, sporting shows, and retail outlets and chains.

Windshirts, Jackets, Ball Caps
We plan to distribute our windshirts, jackets, and ball caps through various wholesalers, retail outlets and chains, and trade shows.

Six pocket pants, 1/2 zip pullover jacket with collar, parka jacket, fleece jacket, guide series shirt, bib coveralls in light weight, and bib coveralls in arctic weight.
We plan to distribute these products, which we are in the development stage of introducing to the public, through trade shows, product information mailings to prospective retail buyers, and private showings to targeted buyers in the retail industry.

Marketing
Our planned marketing program will consist of the following:
---------------------------- ---------------------------------------------------
Marketing component          Description
---------------------------- ---------------------------------------------------
Website Development          We plan to contract with marketing consultants to:
and Internet Marketing       (a) increase visitation to our website; (b) link
                             with other established websites; (c) issue press
                             releases to on-line publications; (d) conduct
                             banner advertising; and (e) develop arrangements
                             with online retailers that purchase our products
                             on a wholesale basis.
---------------------------- ---------------------------------------------------
Sales Representatives        We plan to hire 3 sales representatives to: (a)
                             sell our merchandise to retail chain stores; (b)
                             attend and network trade shows to establish
                             industry related contacts; (c) initiate
                             relationships with local and national recreational
                             organizations; and (d) provide support to our
                             manufacturer representatives.
---------------------------- ---------------------------------------------------
Contract with manufacturer   We plan to locate 5 manufacturer representatives
representatives              that will attempt to sell our apparel to retailers.
---------------------------- ---------------------------------------------------
Public relations campaign    We plan to contract with marketing consultants to
                             develop and distribute press releases regarding
                             company status, product innovations, and other
                             notable events and developments.
---------------------------- ---------------------------------------------------
Design and develop           We plan to contract with marketing consultants to
literature, displays and     develop brochures, point-of-sale displays, mailers
media materials              and literature and sales tools for our sales
                             representatives and manufacturer representatives.
---------------------------- ---------------------------------------------------
Establish wholesale          We plan to develop relationships or distribution
relationships with retail    points for our products with retail chain outlets
chain outlets and mass       and mass merchandisers.
merchandisers to sell
our products
---------------------------- ---------------------------------------------------
Develop trade show booth     We plan to contract with marketing consultants to
and attend trade shows       design and develop a portable display booth and
                             product materials to be used in sporting goods and
                             outdoor apparel trade shows.
---------------------------- ---------------------------------------------------

Our method, time period, and cost for accomplishing these marketing plans is detailed in our Plan of Operations Section at pages 32-47.

Delivery of Products
We plan to ship our wholesale product orders in packages consisting of 6 products per package of the same style, size, and color. We plan to ship wholesale product orders by United Parcel Service or trucking companies. Retail orders from our website will be shipped United Parcel Ground Service or Federal
Express overnight. The costs of shipping our finished goods is paid by our customers. We have not instituted any formal arrangements or agreements with
United Parcel Service, Federal Express or trucking companies, and we do not intend to do so.

Labels and our Labeling
Our "idigear" label is sewn on all of our products. Haas Outdoors, Inc.'s Mossy
Oak and New Break Up hang tags are attached only to our "Mossy Oak pattern"
stadium pillow products. Additionally, we will be utilizing the Mossy Oak camouflage on the new products that we are in the development stages of introducing, which will feature the Mossy Oak hang tag with our "idigear" hang tag. These products are listed on page 8.

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

     o    Compression sacks
          We will purchase compression sacks from Equinox located in
          Williamsport, Pennsylvania. Compression sacks are small Rip Stop Nylon bags, approximately 12 inches by 8 inches. They are separate from our sleeping bag and are used to compress our sleeping bag when not in use. Rip Stop Nylon is the sole component of the compression sacks.

     o    New Products Utilizing the Mossy Oak Brand Camouflage Pattern
          We will purchase the Mossy Oak Brand camouflage fabric from a licensed distributor for Haas Outdoors, Inc, MAHCO, based in Bentonville,
          Arkansas. This fabric will be shipped to our submanufacturer, PT Lydia
          & Natalia, Indonesia. PT Lydia & Natalia, at their discretion, will source the additional raw materials for the completion of each garment or accessory.

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
For the other raw materials that are below 1000 piece goods, we have the materials shipped directly to the sub-manufacturer. For production runs in excess of 1000 piece goods, we arrange for the raw materials to be shipped to our warehouse facility, which is sufficient for that use. Thereafter, we distribute to the sub-manufacturer the quantity needed for each production run and we store the remaining quantity. Payment typically will be due on an average of 30 to 60 days after receipt of the raw materials by our sub-manufacturer or our warehouse facility. Our Indonesia based manufacturer, PT Lidya & Natalia, has sole discretion in the sourcing and ordering of raw materials for their production runs, the costs of which we reimburse PT Lidya & Natalia.

Manufacturing
All of our products are sub-manufactured by PT Lidya & Natalia located in
Sidoarjo, Indonesia. Because the predominant function of the Stadium Pillows is a sleeping bag, they are imported as sleeping bags. Indonesia does not impose quotas that limit the time period or quantity of items which can be imported.
The United States Customs Service imposes a 9% importation duty for Indonesia based goods imported into the United States.

We have no verbal or written agreements or long term agreements with PT Lidya
& Natalia and we do not plan to obtain any such agreements. Our sub-manufacturer manufactures our products on a per order basis.

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

Fulfillment Process
The fulfillment process involved in completing wholesale orders for non stocked swimsuit, sleeping bag, windshirt, jacket, and ball cap products is described below:
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

Inventory
Any inventory we maintain will be stored at our warehousing facility. Our warehouse facility has the capacity to hold 250,000 finished products in inventory and raw materials or eliotex. The amount of raw materials or eliotex we store at our warehousing facility is dependent upon the size of production runs at any one time and cannot be estimated with any certainty.

Competitive Business Conditions and Our Place in the Market
The markets for our products are increasingly competitive. Our competitors have substantially longer operating histories, greater brand name and company name recognition, larger customer bases and greater financial, operating, and technical resources than us. Because we are financially and operationally smaller than our competitors, we will encounter difficulties in capturing market share. Our competitors are able to conduct extensive marketing campaigns and create more attractive pricing of their target markets than we are.

Some of our biggest competitors in the floating swimwear market are:
     o    www.floatingswimwear.com;
     o    www.maui.net/-welck; and
     o    www.hotshop.at/enlisch/swimc.
     o    Welck-em Floats located in Lahaina, Hawaii;
     o    Aqua Leisure Industries located in Avon, Massachusetts; and
     o    Swim Coach websites located in the United Kingdom.

Some of our biggest competitors in the sleeping bag market are:
     o    North Face located in San Leandro, California or www.thenorthface.com;
     o    Slumberjack located in Saint Louis, Missouri or www.slumberjack.com;
     o    Sierra Designs located in Emeryville, California;
     o    Kelly Pack, Inc. located in Boulder, Colorado; and
     o    Marmot Mountain, Ltd. located in Santa Rosa, California.

Some of our biggest competitors in our stadium pillow market are:
     o    North Face located in San Leandro, California or www.thenorthface.com;
     o    Slumberjack located in Saint Louis, Missouri or www.slumberjack.com;
     o    Sierra Designs located in Emeryville, California;
     o    Kelly Pack, Inc. located in Boulder, Colorado; and
     o    Marmot Mountain, Ltd. located in Santa Rosa, California.

Some of our biggest competitors in our windshirts market are:
     o    www.zerorestriction.com;
     o    www.innerharborshirts.com; and
     o    www.cutterbuckapparel.com.

Some of our biggest competitors in our jacket and ball cap markets are:
     o    www.zerorestriction.com;
     o    cutterbuckapparel.com; and
     o    North Face located in San Leandro, California or www.thenorthface.com.

Some of our biggest competitors in the hunting apparel line that we plan on introducing to the public are:
     o    Cabela's located in Sidney, Nebraska;
     o    Bass Pro Shops located in Springfield, Missouri; and
     o    Dicks Sporting Goods located in Pittsburgh, Pennsylvania.

Our Plan to Compete
We plan to compete in the following ways:

A. Emphasize the Advantages of our Products
Sleeping Bag Products
We plan to emphasize the following characteristics of our sleeping bag products:
     o    inherent buoyancy of eliotex;
     o    low weight;
     o    compactness;
     o    water repellency;
     o    thermal insulation properties which makes a thinner, more compact, and warmer sleeping bag than some of our competitors; and
     o    having these multiple advantages.

Swimeez Products
We plan to emphasize the following characteristics of our swimeez swimsuit product:
     o    inherent buoyancy of eliotex which is sewn into our swimsuit and results in a less obtrusive swimming experience while still retaining buoyancy in comparison to some of our competitors; and
     o    low weight.

Stadium Pillow Products
We plan to emphasize the following advantages of our Stadium Pillow product:
     o    Our Stadium Pillow product has multiple uses by acting as a stadium seat cushion or pillow, thermal rain parka, sleeping bag, flotation raft and double comforter; and
     o    Our Stadium Pillow product has the advantages of low weight, compactness, water repellency, and thermal insulation properties.

Windshirts, Ball Caps and Jackets
We plan to emphasize the following advantages of our windshirt, ball caps and jacket products:
     o    low weight;
     o    compactness;
     o    water repellency;
     o    thermal insulation properties which makes a thinner, more compact product than some of our competitors; and
     o    having these multiple advantages.

Development Stage "Hunting Line"
We plan to emphasize the following characteristics and advantages of our
Hunting Line products:
     o    low weight;
     o    compactness;
     o    water repellency;
     o    thermal insulation properties which makes a thinner more compact and warmer garment or accessory than some of our competitors;
     o    competitive wholesale and retail prices; and
     o    introduction of a new proprietary technical fabric, i.e. "eliotex", to the hunting industry that has fewer such technical fabrics in use by that industry.

The basis for our above product claims is derived from the Vartest Lab Results, a fiber/yarn, fabric and apparel testing firm, located in New York, New York that RMF Global retained and paid $5,275 to conduct testing of the eliotex material. The March 1999 Vartest Lab Results appear below under our "Research and Development" Section.

B. Utilize our web site to promote, market, and sell our products to consumers.

C. Utilize professional sales representatives and manufacturer representatives to sell our products to established retailers, especially sporting goods retailers.

D. Utilize sporting goods tradeshows to promote and market our products to potential distributors and consumers. To date, we have only attended one trade show, the Shot Show, a sporting/hunting/outdoor apparel show which occurred from
February 13, 2003 to February 16, 2003 in Orlando, Florida; however, as more fully explained on pages 39-40, our Havel-Giarusso and Associates manufacturer representative attended four trade shows during July, August, and September 2003.

E. Utilize product endorsements from professional athletes and sports figures to bolster awareness and image of our products. To date, we have neither negotiated nor obtained such endorsements. We have not established any criteria for obtaining such endorsements.

Disadvantages
Our products have the following disadvantages in comparison to the products of our competitors:

     o    Lack of a broad range of product designs or styles; lack of product line depth.
          Our competitors have many more products than we do that are available in various inner and outer materials, insulations, as well as designs, styles, and colors. In contrast, we only have 9 products which are in the development stage of being introduced, and 6 products with limited designs, styles, and colors. We have only two sleeping bag models with essentially the same insulation, shell fabric and linings and in only two colors, while other companies such as North Face, Inc. offer at least 20 models of sleeping bags for mountaineering and backpacking with differing insulations, shell fabrics and linings. Additionally, we have only one floatable swimwear product, while other companies have similar products with many different models and designs. Our windshirts, jackets and ball caps are available in only one style and a limited number of colors. Moreover, although our stadium pillow products have  multiple uses, they are not available in different models or differing insulations, shell fabrics or linings. Because our competitors offer hundreds of different products that we do not offer, our limited product line may not appeal to a variety of consumer preferences.

     o    Preference for less insulated sleeping bag.
          Because our sleeping bags are developed for use in cold conditions, outdoor enthusiasts in warmer climates may prefer a less insulated sleeping bag offered by our competitors.

     o    Lack of brand name recognition or recognition of the properties of eliotex and its advantages.
          We, as well as our products, have little brand name recognition compared to our competitors. Our Stadium Pillow products, as new products, will especially encounter difficulties in establishing product recognition. Also, although our products have insulation properties, the material "down" has a widespread and established reputation as being the superior insulation in the market, while the properties and advantages of eliotex has little public recognition.

There can be no assurance that we will be able to compete in the sale of our products, which could have a negative impact upon our business.

Customer Dependency
We do not expect our business to be dependent on one or a few customers or retailers; however, there is no assurance that we will not become so dependent.

Intellectual Property
idigear
On March 4, 2003, we applied for trademark protection for our name "idigear"
with the United States Patent and Trademark Office. On December 24, 2003, we
received a Notice of Publication from the United States Patent and Trademark
Office, informing us that the "idigear" mark appears to be entitled to registration and would be published in the Official Gazette on January 13, 2004 to ascertain whether there would be any opposition by any person who believes he will be damaged by the registration of the mark and that if no opposition is filed within the time specified by Trademark rules, the Commissioner of Patents and Trademarks may issue a certificate of registration. We have not received any other communication or any disposition regarding this trademark application and there is no assurance that we will ever receive trademark approval for our idigear name.

eliotex
On March 10, 2003, our affiliated entity, RMF Global, applied for registration of the mark "eliotex" with the United States Patent and Trademark Office. RMF
Global has not received approval or any disposition regarding this service mark application and there is no assurance that RMF Global will ever receive service mark approval for the "eliotex" name.

We have not applied for trademark protection for our name, "Innovative Designs,
Inc." with the United States Patent and Trademark Office. There can be no
assurance that our use of the name Innovative Designs, Inc. or idigear will not violate the proprietary rights of others. If our use of the Innovative Designs,
Inc. or idigear name is challenged, our use of the name could be prohibited. Our competitors may adopt product or service names similar to ours, which would impede our ability to build brand identity and otherwise negatively affect our brand name reputation. Should we be unable to protect our trade names, our business, results of operations, and financial condition will be negatively affected.

United States Patent
On July 4, 2000, the United States Patent and Trademark Office granted a United
States Patent, Patent Number 6,083,999, titled "Process for the Preparation of a
Super Lightweight Foamed Sheet". The inventor of the patent is identified in the patent as Hung Seob Moon of the Republic of Korea and the assignee of the patent is identified as Elio Davide Cattan.

The patent states that it is the "object of the present invention to eliminate the above mentioned drawbacks [bulkiness and being cumbersome in practical use]
by providing a foamed expanded super lightweight sheet having superior buoyancy and cold and heat resistance properties...Another object of the present invention is to provide a thin and super lightweight lining for garments and sports articles and other related equipment which are cumbersome and bulky, while yet combining both buoyancy and thermal resistance properties."

We do not have the actual patent described above; rather, we have been granted a sublicense by RMF Global for the exclusive marketing and distribution rights for use of eliotex in sleeping bags, swimsuits, and stadium pillows and the rights to purchase eliotex for the manufacture of other apparel and accessory items containing eliotex. As explained immediately below, the inventor of eliotex and patent recipient, Mr. Moon, assigned the patent to Mr. Kim. RMF Global obtained its license rights from Mr. Kim.

Background of Assignment to Elio Davide Cattan
The original patent, Patent Number, 35988-1997, was issued in Korea to Hung Seob
Moon. On or about July 31, 1997, Mr. Moon assigned his right, title and interest in the invention and patent to Ko Wyong Kim, a resident of Korea. Mr. Moon reserved his patent rights in Korea and Japan. On December 6, 1997, Mr. Kim and
Mr. Elio Davide Cattan entered into a license agreement which grants to Eliotex
SRL, an Italy corporation under Mr. Cattan's control, those patent rights granted to Mr. Kim by Mr. Moon. On June 1, 1998, Mr. Moon executed an assignment of his right, title and interest in the patent and invention regarding such usage in the United States to Mr. Cattan. The purpose of this assignment was to facilitate the license agreement between Mr. Kim and Mr. Cattan. This agreement provides that in the event of any breach of the agreement, the party not in default may terminate the agreement by providing written notice, and if the party in default fails to remedy the breach within 30 days, the written notice becomes effective. In connection with this provision of the agreement, Shin &
Kim, a Seoul, Korea based law firm representing Mr. Kim, wrote a letter to Mr.
Cattan on March 11, 2000, informing Mr. Cattan that: (a) Eliotex SRL was in breach of its various payment obligations under the license agreement, and continued to be in such breach, despite numerous reminders for payment of outstanding amounts; (b) upon termination of the license agreement, all rights of eliotex under the license agreement, including patent rights, would immediately cease.

Despite Mr. Kim's claim that Mr. Cattan no longer has any United States patent rights, Mr. Cattan is still, according to the United States Patent and Trademark
Office, the rightful holder of the United States patent rights to eliotex.
Should Mr. Cattan bring legal action against our affiliate, RMF Global, or Mr.
Kim for violation of any intellectual property rights and should judgments or other court actions be rendered against RMF Global or Mr. Kim, our ability to purchase eliotex and to produce products containing eliotex may negatively affect our ability to conduct or continue our operations, in which case you may lose your entire investment.

Future Production Costs
Our production costs are limited to the invoices we receive from our submanufacturer, PT Lidya & Natalia, on a per production basis.

Future Equipment Costs
Because we plan to use sub-manufacturers for our products, we will not require any equipment for manufacturing and we do expect to incur any material costs affiliated with purchase of plant and significant equipment. We do not currently have any plant or significant equipment to sell.

Research and Development
We have spent no funds on research and development of our products. In March of
1999, our affiliate, RMF Global, hired and paid $5,275 to Vartest
Laboratories, Inc. to perform testing of the eliotex material. Other than the testing performed by Vartest Laboratories, Inc, RMF Global has spent no funds on research and development.

The Vartest Laboratories test results establish the buoyancy and insulation qualities of eliotex. The results are as follows:
------------------------------ -------------------------------------------
         Issue                                Test Result
------------------------------ -------------------------------------------
Fabric weight                  0.042 oz./sq yd                   Low
------------------------------ -------------------------------------------
Fabric Thickness               0.021 inches                      Thin
------------------------------ -------------------------------------------
Thermal Retention              Clo value: 2.0                    Good
------------------------------ -------------------------------------------
Air permeability (protection   0.01 cubic feet of air/min/ft2    Low
from wind)                     of material                      (Good)
------------------------------ -------------------------------------------
Moisture permeability          5 grams/sq. meter/24 hrs          Low
(protection from water)                                         (Good)
------------------------------ -------------------------------------------

Governmental Approval Requirements
Although we are not aware of the need for any government approval of our principal products, we may be subject to such approvals in the future.

Effect of Existing Governmental Regulations
United States and foreign regulations may subject us to increased regulation costs, and possibly fines or restrictions on conducting our business. We are subject, directly or indirectly, to governmental regulations pertaining to the following government agencies:

Department of Transportation
Our shipment of raw materials to our manufacturers will subject us to United
States Department of Transportation regulations.

Federal Trade Commission
The product suppliers and manufacturers of our products, to the extent that they are involved in the manufacturing, processing, formulating, packaging, labeling and advertising of the products, may be subject to regulations by the Federal
Trade Commission which may bring injunctive action to terminate the sale of such products, impose civil penalties, criminal prosecutions, product seizures, and voluntary recalls. Should we or our suppliers become subject to any such orders or actions, our brand name reputation and that of our suppliers and products will be adversely affected and our business would be negatively affected.

United States Customs Service
We are required to pay a 9% importation duty to the United States Customs
Service on all finished goods, based upon our completed Stadium Pillow, ballcap, and jacket products, all containing "eliotex", which are sub-manufactured by a foreign based manufacturer, PT Lidya & Natalia located in Sidoarjo, Indonesia, and then imported into the United States. Because we purchase the eliotex from our affiliated entity, RMF Global, we are not required to pay an importation duty to the United States Customs Service on "eliotex"; however, our affiliate,
RMF Global, is required to pay a 6.5% importation duty to the United States
Customs Service for the importation of eliotex, regarding its importation of eliotex from South Korea or Indonesia from Mr. Kim, in accordance with RMF
Global's agreement with Mr. Kim. RMF Global imports eliotex from South Korea because this is the location of his manufacturing facilities for eliotex. RMF
Global imports eliotex from Indonesia because Mr. Kim has additional warehousing facilities to store eliotex in Indonesia

United States Department of Labor's Occupational Safety and Health
Administration
Because our sub-manufacturers manufacture our completed products, we and our sub-manufacturers will be subject to the regulations of the United States
Department of Labor's Occupational Safety and Health Administration.

We are not aware of any governmental regulations that will affect the Internet aspects of our business. However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet covering user privacy, pricing, and characteristics and quality of products and services.
Furthermore, the growth and development of Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse affect on our business, results of operations, and financial condition.

Moreover, the interpretation of sales tax, libel, and personal privacy laws applied to Internet commerce is uncertain and unresolved. We may be required to qualify to do business as a foreign corporation in each such state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Any such existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse affect on our business, results of operations and financial condition.

Compliance with Environmental Laws
We currently have no costs associated with compliance with environmental regulations. Because we do not manufacture our products, but rather they are manufactured by our sub-manufacturers, we do not anticipate any costs associated with environmental compliance. Moreover, the delivery and distribution of our products will not involve substantial discharge of environmental pollutants.
However, there can be no assurance that we will not incur such costs in the future.

Revenue Sources
We estimate that all of our revenues will be from the sale of our products. We will sell our products at prices above our original cost to produce our products. Prices for some of our products will be lower than similar products of our competitors, while others will be higher. We expect our product prices to be lower than network marketing companies, but higher compared with retail establishments that directly manufacture their own products.

Pricing
Products that are sold directly by our website will be priced according to our
Manufacturer Suggested Retail Prices. Our wholesale clients will purchase our products at our wholesale prices. We recommend that our retailer clients sell our products at the Manufacturer Suggested Retail Prices that we provide to them which are the same prices for products on our website; however, they are not required to do so and may price our products for retail sale at their discretion.

Employees
We currently have a total of 9 employees, 4 of which are full time employees and 5 of which are part time employees. Our full time employees are:
     o    Joseph Riccelli, our Chief Executive Officer;
     o    Michelle Griffith, our Vice President of Sales and Marketing;
     o    Joseph A. Riccelli, our Vice President; and
     o    Gina Leone, our marketing employee.

We have the following part-time employees:
     o    Frank Riccelli, our President;
     o    Anthony Fonzi, our Chief Financial Officer/Chief Accounting Officer;
     o    David Shondeck, our Director of Product Development Research; and
     o    2 clerical/warehouse employees

We have no collective bargaining or employment agreements.

Reports and Other Information to Shareholders
We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange
Commission's public reference rooms in Washington, D.C., New York, New York, and
Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

Item 2. Description of Property.
Since May 2002, we have maintained our executive offices of 1500 square feet at
223 North Main Street, Suite 1, Pittsburgh, Pennsylvania 15215. We share our office space with RMF Global which is owned by Joseph Riccelli, our Chief
Executive Officer. We pay monthly rent of $700.00 to Riccelli Properties, a property management firm owned by our Chief Executive Officer, Joseph Riccelli.
RMF Global occupies these offices rent-free from Riccelli Properties. We have a verbal lease agreement with Riccelli Properties to pay Riccelli Properties $700 per month. This verbal agreement further provides that we or Riccelli Properties may terminate this verbal lease at any time with 30 days written notice. Neither we nor RMF Global have any verbal or written agreement regarding these offices.

In October 2002, we arranged for the lease of warehouse space for our inventory and raw materials at 124 Cherry Street, Etna, Pennsylvania. This facility encompasses 13,000 square feet of storage space on the first floor and 2,000 square feet for our sales department offices located on the second floor. We have entered into a verbal agreement with the owner of the building, Frank
Riccelli, who is also our President, and we pay $2,600 per month for the space.
This facility is composed of: (a) warehouse and storage areas including four (4)
shipping bays and a distribution area consisting of square footage to store in upward of 250,000 finished goods products; and (b) four (4) offices, one (1)
conference room, with presentation area and sample display and (2) bathrooms totaling approximately 2,000 square feet located on the second floor. The building in which our offices are located is owned by our President, Frank
Riccelli, and is subject to a $120,000 mortgage. We have a verbal agreement with our President, Frank Riccelli, to pay $2,600 per month for the space on a month to month basis.

We do not own any property nor do we have any plans to own any property in the future. We do not intend to develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.
Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.
We are subject to dispute and litigation in the ordinary course of our business.
None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

Part II.

Item 5. Market for Common Equity and Related Stockholder Matters.
Market Information
Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since our common stock has been quoted on the OTC Bulletin Board. Our common stock is quoted on the OTC
Bulletin Board under the symbol IVDN. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

              2003          Low         High
        Fourth Quarter    $ .00        $ .00
        Third Quarter     $ .00        $ .00
        Second Quarter    $ .00        $ .00
        First Quarter     $ .00        $ .00

              2002          Low         High
        Fourth Quarter    $ .00        $ .00
        Third Quarter     $ .00        $ .00
        Second Quarter    $ .00        $ .00
        First Quarter     $ .00        $ .00

The source of the above data is www.OTCBB.com/Nasdaq Data Products, Historical
Data Service.

No regular trading market exists for our common stock and there is no assurance that a regular trading market will develop, or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do so when eligible for public resales.
Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Holders
As of January 9, 2004, we had 157 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding. As of January 9, 2004, there were 3,951,125 shares of our stock held by non-affiliates and 13,469,500 shares of our stock held by affiliates that Rule 144 of the Securities Act of 1933, defines as restricted securities.

Options.
We have no shares of our common equity that are subject to outstanding options to purchase.

Penny Stock Considerations.
Our shares are "penny stocks" as that term is generally defined in the
Securities Exchange Act of 1934 as equity securities with a price of less than
$5.00. Our shares may be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or
$300,000 together with his or her spouse is considered an accredited investor.
In addition, under the penny stock regulations the broker-dealer is required to:
     o    Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
     o    Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;
     o    Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
     o    Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our stock, which may affect the ability of shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with a corresponding decrease in the price of our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Dividends.
We have not declared any cash dividends on our stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans.
Not applicable.

Recent Sales of Unregistered Securities.
On June 26, 2002, we issued 2,000,000 shares of our stock to our President,
Frank Riccelli, in payment for services rendered to us as our President. The shares issued to Frank Riccelli were valued at a price of $0.0001 per share, or an aggregate price of $200. We relied upon Section 4(2) of the Act for the sale.
We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Frank Riccelli, our Officer and Director, represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On June 26, 2002, we issued 18,000 shares of our stock to our Chief Financial
Officer and Director, Anthony Fonzi, in payment for services rendered to us as our Chief Financial Officer. The shares issued to Anthony Fonzi were valued at a price of $0.75 per share, or an aggregate price of $13,500. We relied upon
Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Anthony Fonzi, our Officer and Director, represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the
Securities Act and set forth the restrictions on their transferability and sale.

On June 26, 2002, we issued 45,000 shares of our stock to our Board of Director member, Robert D. Monsour, in payment for services rendered to us as our Board of Director member. The shares issued to Robert D. Monsour were valued at a price of $0.75 per share, or an aggregate price of $33,750. We relied upon
Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Robert D.
Monsour, our Director, represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the
Securities Act and set forth the restrictions on their transferability and sale.

On June 26, 2002, we issued 22,500 shares of our stock to our Board of Director member, Dean Kolocouris, in payment for services rendered to us as our Board of
Director member. The shares issued to Dean Kolocouris were valued at a price of
$0.75 per share, or an aggregate price of $16,875. We relied upon Section 4(2)
of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Dean Kolocouris, our Director, represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On June 26, 2002, we issued 63,000 shares of our stock to our Board of Director member, Dominic Cerniglia, in payment for services rendered to us as our Board of Director member. The shares issued to Dominic Cerniglia were valued at a price of $0.75 per share, or an aggregate price of $47,250. We relied upon
Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Dominic
Cerniglia, our Director, represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the
Securities Act and set forth the restrictions on their transferability and sale.

On June 26, 2002, we issued 740,000 shares of our stock to our Vice President,
Joseph A. Riccelli, in payment for services rendered to us as our Vice
President. The shares issued to Joseph A. Riccelli were valued at a price of
$0.0001 per share, or an aggregate price of $74. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Joseph A. Riccelli, our Vice
President, represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the
Securities Act and set forth the restrictions on their transferability and sale.

On June 26, 2002, we issued 740,000 shares of our stock to our consultant, Gino
M. Riccelli, in payment for services rendered to us as our technology business consultant. The shares issued to Gino M. Riccelli were valued at a price of
$0.0001 per share, or an aggregate price of $74. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Gino M. Riccelli had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Gino M. Riccelli
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On June 26, 2002, we issued 10,400,000 shares of our stock to our Chief
Executive Officer, Joseph Riccelli, in payment for services rendered to us as our Chief Executive Officer. The shares issued to Joseph Riccelli were valued at a price of $0.0001 per share, or an aggregate price of $1,040. We relied upon
Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Joseph
Riccelli, our Chief Executive Officer, represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On August 29, 2002, we sold 450 shares of our stock to Dominic Cerniglia, our
Director, for a price of $2.00 per share or $900. We relied upon Section 4(2)
of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Dominic Cerniglia, our Director, represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 2, 2002, we sold 3,600 shares of our stock to Dean Kolocouris, our
Director, for a price of $2.00 per share or $7,200. We relied upon Section 4(2)
of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Dean Kolocouris, our Director, represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 26, 2002, we sold 2,250 shares of our stock to Anthony Cerniglia, for a price of $2.00 per share or $4,500. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Anthony Cerniglia had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Anthony Cerniglia
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On December 6, 2002, we sold 4,000 shares of our stock to Geoffrey B. Monsour, for a price of $2.00 per share or $8,000. We relied upon Section 4(2) of the
Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Geoffrey B. Monsour had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Geoffrey B. Monsour
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

On November 14, 2003, we sold 500 shares of our stock to Bradford and Kendra
Herlehy, for a price of $2.00 per share or $1,000. We relied upon Section 4(2)
of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Bradford and Kendra Herlehy had a pre-existing relationship with Joseph Riccelli, our Officer and Director.
Bradford and Kendra Herlehy represented to us that they were purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On November 15, 2003, we sold 7,950 shares of our stock to Peter E. Tyra, for a price of $2.00 per share or $15,900. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Peter E. Tyra had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Peter E. Tyra represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On November 15, 2003, we sold 2,000 shares of our stock to George DeBruhl, for a price of $2.00 per share or $4,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. George DeBruhl had a pre-existing relationship with Joseph Riccelli, our Officer and Director. George DeBruhl represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On November 19, 2003, we sold 2,500 shares of our stock to Barbara K. James, for a price of $2.00 per share or $5,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Barbara K. James had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Barbara K. James
represented to us that she was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On November 21, 2003, we sold 500 shares of our stock to Sean E. McGuire, for a price of $2.00 per share or $1,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Sean E. McGuire had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Sean E. McGuire
represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On November 22, 2003, we sold 500 shares of our stock to Sandra G. DaVane, for a price of $2.00 per share or $1,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Sandra G. DaVane had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Sandra G. DaVane
represented to us that she was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On November 25, 2003, we issued 100,000 shares of our stock to Arnold Palmer
Revocable Trust in exchange for Arnold Palmer's consulting services rendered to us pertaining to the design and development of certain of our apparel, and product related promotional services rendered to us. We valued these shares at approximately $2.00 per share or an aggregate of $200,000.

On November 25, 2003, we issued 150,000 shares of our stock to Anthony Dorsett in exchange for conducting certain licensing agreement negotiations pertaining to our idigear products. We valued these shares at approximately $2.00 per share or an aggregate of $300,000.

On November 25, 2003, we issued 50,000 shares of our stock to Dianne C. Roffe in exchange for developing, designing, and endorsing current and future products, and for providing on-location product promotional services. We valued these shares at approximately $2.00 per share or an aggregate of $100,000.

On November 25, 2003, we issued 50,000 shares of our stock to Daniel P. Rains in exchange for product promotions and on-location promotional event services rendered to us. We valued these shares at approximately $2.00 per share or an aggregate of $100,000.

On November 25, 2003, we issued 5,000 shares of our stock to Rodney Clark in exchange for consulting in the design and product testing of our hunting apparel, and for conducting license agreement related negotiations with Haas
Outdoors, Inc. We valued these shares at approximately $2.00 per share or an aggregate of $10,000.

On November 25, 2003, we issued 10,000 shares of our stock to Robert Korbe, in exchange for past and future consulting services pertaining to inventory control, warehouse services, and a shipping program with freight carriers. We valued these shares at approximately $2.00 per share or an aggregate of $20,000.

On November 25, 2003, we issued 10,000 shares of our stock to Anthony Fazio, in exchange for providing construction modifications and improvements to our facility. We valued these shares at approximately $2.00 per share or an aggregate of $20,000.

On November 25, 2003, we issued 5,000 shares of our stock to John Spagnola, Jr.
in exchange for technical services rendered to us pertaining to the installation of our network and Internet access system. We valued these shares at approximately $2.00 per share or an aggregate of $10,000.

On December 10, 2003, we sold 1,500 shares of our stock to Shirley Komack, for a price of $2.00 per share or $3,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Shirley Komack had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Shirley Komack represented to us that she was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On December 13, 2003, we sold 3,000 shares of our stock to Nick E. Novak, for a price of $2.00 per share or $6,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Nick E. Novak had a pre-existing relationship with Joseph Riccelli, our Officer and Director. Nick E. Novak represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On December 31, 2003, we issued 5,000 shares of our stock to Thomas Ciancutti in exchange for product promotions and on-location promotional event services. We valued these shares at approximately $2.00 per share or an aggregate of $10,000.

On December 31, 2003, we issued 560,000 shares of our stock to the Altavilla
Family Trust in exchange for investor relations related consulting services. We valued these shares at approximately $2.00 per share or an aggregate of
$1,120,000.

On December 31, 2003, we issued 120,000 shares of our stock to Marlin Molinaro in exchange for investor relations related consulting services. We valued these shares at approximately $2.00 per share or an aggregate of $240,000.

On December 31, 2003, we issued 120,000 shares of our stock to Thomas Ciancutti in exchange for investor related consulting services. We valued these shares at approximately $2.00 per share or an aggregate of $240,000.

Use of Proceeds from Registered Securities.
Not applicable

Item 6. Management's Discussion and Analysis or Plan of Operation.
Plan of Operations
The following discussion provides information that we believe is relevant to our
Plan of Operations, and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-KSB. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe,"
"expect," "may," "anticipates," or similar expressions are intended to identify
"forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) Our limited operating history and our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (b) If we are unable to obtain additional financing, we will be unable to proceed with our Plan of Operations and even if we obtain additional debt or equity financing, your equity interest in our stock will be diluted; (c) If RMF Global,
Inc. violates the terms of its agreement with Ko-Myung Kim or we violate our agreement with RMF Global, Inc., we may have no eliotex by which to manufacture our products and we will have to terminate our business, and you will lose your entire investment; (d) If our products are found to cause injury, have defects, or fail to meet industry standards, we will incur substantial litigation, judgment, product liability, and product recall costs, which will increase our losses and negatively affect our brand name reputation and product sales; (e)
Because we offer only six products and our competitors have a variety of products, we may not obtain consumer acceptance of our products, which may adversely affect our ability to generate revenues; (f) We have not established the Innovative Designs brand name or the "idigear" label, and eliotex has little, if any, name recognition, which may prevent us from generating revenues and reduce the value of your investment; (g) we do not have written agreements with certain companies and persons providing us with services and instead receive such services on a per project basis; and (h) other risk factors discussed in our Form SB-2 Registration Statemment which is available for review at www.sec.gov. The terms "we," our" or "us" are used in this discussion refer to Innovative Designs, Inc. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated capital expenditures of approximately $31,125 per month or an aggregate of
$373,500 over the next twelve (12) months, in the following areas:
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
     o    Warehouse lease payments.

Our current cash of $26,841 as of January 30, 2004 will satisfy our cash requirements for less than one month.

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

Completion of Design, Prototype and Testing Phase of New Products
In November 2002, we completed the design, prototype, and testing phase of our windshirts and our jackets. In January 2003, we completed the design and testing phase of our ball caps. We assumed no direct material costs associated with the design, prototype, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes; (b)
although we used the services of our Vice President of Sales and Marketing and
Chief Executive Officer for these purposes, their efforts were part of their normal responsibilities; (c) prior to the time we had undertaken the design and prototype of these products, we had purchased the materials to accomplish these tasks, and such materials were purchased for less than $1000; and (d) the testing of these products was performed in-house and were conducted by our Vice
President of Sales and Marketing and Chief Executive Officer as part of their normal responsibilities. The design, prototype, and testing of the Swimeez, sleeping bag and stadium pillow products in which we had obtained an exclusive license to sell such products from our affiliated entity, RMF Global, had been completed by RMF Global.

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

Retailers
In November 2002, the website retailer, Woodlandsoutdoorworld.com, began ordering our sleeping bag and wind shirt products on a wholesale basis for their retail sale. In addition, Woodlands Outdoor World, a retail store, located in
Farmington, Pennsylvania, began carrying our sleeping bag product and our wind shirt products and Nemacolin Woodlands Resort and Spa's retail store located in
Farmington, Pennsylvania began carrying our wind shirt product in its retail store. As of December 2003, Nemacolin Woodlands Resort and Spa began featuring our i.d.i.gear products on their "online" catalogue at www.nemacolin.com.

In June 2003, the following retail stores began carrying our "Swimeez" products:
     o    Pool Nation located in Pittsburgh, Pennsylvania;
     o    B & R Pools located in Pittsburgh, Pennsylvania;
     o    Knabes Swim Shop located in Monroeville, Pennsylvania; and
     o    Ross and Sons Pools located in Punxsutawney, Pennsylvania.

In June 2003, the Pittsburgh Shop located in Pittsburgh, Pennsylvania, began carrying our windshirts and hats.

In November 2003, the following retail stores and one private club started carrying our products:
     o    Latrobe Country Club, a private country club located in Latrobe,
          Pennsylvania, started retailing our windshirts and jackets;
     o    Bob's Army & Navy Store located in Clearfield, Pennsylvania started retailing our sleeping bags and stadium packs; and
     o    the following retailers started retailing our sleeping bags:
          (a) Hunters Headquarters located in Sunbury, Ohio; (b) Sportsmens Den located in Shelby, Ohio; (c) Fin, Feather, Fur Outfitters located in
          Ashland, Ohio; (d) Buckeye Outdoors, Inc. located in Hebron, Ohio; and
          Southern Ohio Trading located in Nelsonville, Ohio.

Contract with Manufacturer Representative Group
In November of 2002, we entered into a verbal agreement with a manufacturer representative group, Havel-Giarusso and Associates, located in Big Lake,
Minnesota, to sell our products to outdoor retail chains. This manufacturer representative group has relationships with outdoor retailers located in various states.

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

Services of First Impression Printing
In April of 2003, we hired First Impression Printing in Pittsburgh,
Pennsylvania, on a one time project basis to design and print our product catalogue, sleeping bag Point of Sale posters and mailing labels. The project was completed on April 22, 2003. The total cost for these marketing and advertising materials was $7309.17.

Services of Professional Trade Show Marketing Agency/Promoter
On June 12, 2003, we arranged for Discovery Marketing Associates, Inc. to represent us and our products at the 2003 Mid-Atlantic Market Week Showcase Rent
A Rep from July 7 to July 11, 2003. Discovery Marketing Associates has indicated
that it will represent us at future trade shows on a per project invoice basis.

Manufacturers Agreement
On June 16, 2003, we completed an agreement with Haas Outdoors, Inc. located in
West Point, Mississippi, which grants a non-exclusive license in North America to manufacture or sell camouflage fabric or to have manufactured, and to sell
Haas Outdoors licensed Mossy Oak camouflage fabric. In conjunction with the rights conferred to us in this agreement, we plan to use Haas Outdoors Mossy Oak fabric on the outside portion of our Stadium Pillow products using the trademarked and registered "Mossy Oak" pattern and "Mossy Oak" hang tags. On
December 16, 2003 we received from Haas Outdoors, Inc. an addendum to this agreement which extended the existing license to us to manufacture hunting apparel with the Mossy Oak camouflage patterns under our i.d.i.gear label, all of which contain eliotex.

Packaging Design and Manufacture
During September 2003, we arranged with Packaging Specialists, Inc., a box manufacturing firm located in Pittsburgh, Pennsylvania, to design and manufacture the boxes for all of our products. On October 1, 2003, Packaging
Specialists provided us with 2400 boxes for our various products.

Hired Marketing Employee on an Hourly Basis
On October 13, 2003, we hired Gina Leone to draft brand and advertising related marketing materials. Until the end of November 2003, Ms. Leone was compensated on an hourly basis for approximately 20 hours per week. On December 1, 2003, Ms.
Leone began working for us on a full-time basis for 40 hours a week and continues to be compensated on an hourly basis. As of January 20, 2004, Ms.
Leone has completed the following:
     o    advertising billboard layout and design;
     o    All in One (Stadium Pack) hang tag design;
     o    design and layout for our new eliotex hang tag design that is hung on all of our "idi" gear products;
     o    Shot Show directory listing layout;
     o    booth signage;
     o    letter of invitation to the press to visit booth;
     o    drafting a mailer for retailers to visit the Shot Show;
     o    press kit for Shot Show;
     o    updating salesman's kits; and
     o    revising our web site.

Our Future Plan of Operations
Our Plan of Operations is from September 2003 to September 2004 and consists of the following:

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

September 2003 - September 2004
Hire In House Hourly Employees for Shipping, Receiving, Customer Service, Data
Entry and Invoicing.
We plan to hire up to 3 part time and 3 full time employees which we plan to compensate on an hourly basis to perform shipping, receiving, customer service, data entry and invoicing services; however, the number of employees that we hire will be dependent upon the number of product orders we receive. We will pay these hourly employees $7 per hour. On March 10, 2003 we hired two part time employees at the rate of $7.00 per hour to assist with shipping and receiving, customer service, data entry, and invoicing.

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

Previously, our product information was included on one page. We found this organizational format presented difficult navigational problems; therefore, during approximately December 2003 we changed our product pages to be more user friendly by adding a "pull down" menu for each individual product so that once the product is selected, the user is directly routed to a separate page containing information pertaining to the particular product chosen.

We estimate that the cost of web site layout modification and continuing development will be $20,000, including approximately $75.00 per month for web site hosting and payment provider fees.

September 2003 -- September 2004
Develop and Initiate Online Marketing Campaign
We will utilize marketing professionals to focus on increasing our website page rank, which is the numerical location or position of our web site among search engine results. BA Web Productions updates, expands, and develops our web site.
This ongoing campaign will start with search engine optimization strategies, and continue with banner advertisements and reciprocal linking campaigns with established web sites with complementary or relevant products and/or services to our products.

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

In December 2003, we utilized the services of BA Web Productions to update the information and organizational format of our product pages and to submit our name to additional search engines. In addition, we added trade show information to include our contacts and/or booth numbers at each show to be attended. The total cost of BA Web Productions' services was $200.

January 2004 -- March 2004
Manufacturer Representatives to Market our Product
We originally planned to hire 3 sales representatives at a base starting salary of $30,000 with no commission by July 2003, which was then further delayed until
January 2003; however, because we have been utilizing manufacturers representatives affiliated with Havel-Giarosso and Associates since July 2003 to a greater extent than originally anticipated, and their representatives are compensated on a commission basis only, we have chosen to only utilize manufacturer representatives to market our products. These manufacturer representatives will market our products to and service retail chain stores, facilitate trade shows, and initiate and nurture relationships with local and national organizations.

In March 2003, we entered into a verbal agreement and hired one independent representative: Mr. George Douglas, of Concord, North Carolina. Mr. Douglas is
an independent contractor whose compensation is 10% of any Purchase Orders he receives for our products.

January 2004 -- August 2004
Initially Contract with five (5) Manufacturer Representatives
Our Vice President of Sales and Marketing will interview and contact additional established apparel representatives from manufacturer representative organizations. Compensation to these manufacture representatives will be on a commission basis only. We do not anticipate any expenses associated with this activity. As of January 15, 2004, our Vice President of Sales and Marketing has
not accomplished anything pertaining to this step in our Plan of Operations.
Since February 2003, we have continued to utilize the services of the manufacturers representative group, Havel-Giarusso & Associates to represent and sell our products to various retailers and trade shows throughout the country. At the present time we will continue to utilize the services of
Havel-Giarusso & Associates, rather than contract with an additional
Manufacturers Representative.

September 2003 -- August 2004
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

We have scheduled a professional photographer to photograph our Haas
Outdoors/Mossy Oak brand camouflage hunting apparel related products during
January or February 2004 at an approximate cost of $700. These photographs will be included in product sheets containing information about the Haas
Outdoors/Mossy Oak products, which will then be included in a bound catalogue of all of our products. We intend to complete the catalogue by February 2004. We have arranged for Schiff Printing located in Pittsburgh, Pennsylvania to print
20,000 of these catalogues at an approximate cost of $3,080. These catalogues will be distributed at trade shows and by our sales persons to potential retail distributors or stores.

The only other tasks that we have accomplished regarding this step in our Plan of Operations is described below under "Develop Trade Show Booth."

September 2003 -- June 2004
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

On December 9, 2003, we executed an outdoor advertising contract with Roadway
Outdoor Advertising, Inc. This agreement provides that for a term of six months
Roadway Outdoor will provide us with an outdoor advertising display located on the East Huntington Route 119, in Pennsylvania. Since December 2003, this company has provided us with this billboard advertising display which advertises our i.d.i.gear products. We are required to pay $625.00 of expenses incurred by
Roadway Outdoor, a 10% cost for production, and a one time $225 installation fee. In addition, we are required to pay $400 to Roadway Outdoor for a period of 5 months.

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

To date, we have not accomplished anything regarding this step in our Plan of
Operations.

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

We received 3 bids for design of a trade show booth for the Shot Show  scheduled for February 2004. We contracted with Reed Exhibitions,  a convention management firm located in Philadelphia, Pennsylvania, for our booth space at the 2004 Shot
Show to be held in Las Vegas,  Nevada on February 12 - 14,  2004.  On October 6,
2004, we paid $4,350 for this booth space.  On December 19, 2003, we paid $490 to the Shot Show $490.00 for advertising space in the Shot Show Directory contained in two separate publications to be distributed during the show.

During December 2003, we contracted with South Coast Exhibits, a trade show booth design firm located in Laguna Beach, California, to manufacture and design our booth at the Shot Show. We prepaid a total of $4,417 to South Coast Exhibits for their services. On December 12, 2003, we paid a 50% deposit in the amount of
$2,208.50 to South Coast Exhibits for the booth. On January 15, 2004, we paid the remaining balance of $2,208 for the booth.

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
          Orlando, Florida
     o    PGA Show, Orlando, Florida, January 27-31, 2004
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

Our Vice President of Sales and Marketing, Michelle Griffith, attended the "Shot
Show" that was held in Orlando, Florida from February 13 to 17, 2003. Our Vice
President of Sales and Marketing, along with the Havel-Giarusso and Associates manufacturers representatives will attend the Shot Show in Las Vegas, Nevada, from February 10-16, 2004. The total estimated cost of attending all of these shows is $6,500 for travel and accommodations.

Our Vice President of Sales, Michelle Griffith, attended the National
Association of Wholesaler Show from November 4-8, 2003. Our Havel-Giarusso &
Associates representatives attended the Sporting Goods Manufacturer Association
Show on our behalf.

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

From July 2003 to November 2003, our Vice President of Sales and Marketing made sales presentations to approximately 7 apparel buyers of retail chain outlets as well as 2 privately held retail stores. These sales presentations highlighted the eliotex material and our idigear products. Apart from these sales presentations, we have not accomplished anything with this step in our Plan of
Operations.

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
For the other raw materials that are below 1000 piece goods, we have the materials shipped directly to the sub-manufacturer. For production runs in excess of 1000 piece goods, we arrange for the raw materials to be shipped to our warehouse facility, which is sufficient for that use; thereafter, we distribute to the sub-manufacturer the quantity needed for each production run and we store the remaining quantity. Payment typically will be due on an average of 30 to 60 days after receipt of the raw materials by our sub-manufacturer or our warehouse facility. Our Indonesia based manufacturer, PT Lidya & Natalia, has sole discretion in the sourcing and ordering of raw materials for their production runs, the costs of which we reimburse them.

Manufacturing
All of our products are sub-manufactured by PT Lidya & Natalia located in
Sidoarjo, Indonesia.

We have no verbal or written agreement or long term agreement with PT Lidya &
Natalia, nor do we plan on obtaining any such agreements. Our sub-manufacturer manufactures our products on a per order basis.

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
---------------------------------------------------------------  ---------------
PLAN OF OPERATIONS TASK                                          ESTIMATED COST
---------------------------------------------------------------  ---------------
Utilize Consultants for Management and Operations                     $50,000
---------------------------------------------------------------  ---------------
Increase the Utility of our Web Site                                  $20,000
---------------------------------------------------------------  ---------------
Travel expenses affiliated with contracting with                         $500
manufacturing representatives
---------------------------------------------------------------  ---------------
Design and development of literature and media materials              $60,000
---------------------------------------------------------------  ---------------
Develop and maintain public relations campaigns                        $3,000
---------------------------------------------------------------  ---------------
Develop trade booth for trade shows                                    $5,000
---------------------------------------------------------------  ---------------
Attending trade shows                                                  $6,500
---------------------------------------------------------------  ---------------
Hiring of professionals for our online marketing campaign             $19,500
---------------------------------------------------------------  ---------------
Establishing sales campaigns, relationships, and                      $18,000
agreements with retailers and affiliate marketers
which will include travel expenses, lodging, business
lunches, dinners and telephone charges
---------------------------------------------------------------  ---------------
Print advertising                                                     $30,000
---------------------------------------------------------------  ---------------
Product design and development                                        $10,000
---------------------------------------------------------------  ---------------
Warehouse Lease                                                       $31,200
---------------------------------------------------------------  ---------------
Salaries                                                             $120,000*
---------------------------------------------------------------  ---------------
     Total Costs                                                     $373,500
---------------------------------------------------------------  ---------------
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

Alternative Plan of Operations With Funding of less than $373,500 Should we receive funding of less than $373,500, our alternative Plan of Operations, based on funding of $250,700, will consist of the following costs and tasks that have been described above:

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
     o    Our existing cash of $26,841 as of January 30, 2004;
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

Liquidity and Capital Resources  (October 31, 2003)
Cash at October 31, 2003 amounted to $73,476. We have experienced significant losses from our operations. For the period ended October 31, 2003, we incurred a net loss of $2,398,169. In addition, we had an accumulated deficit of $2,976,230 and a working capital deficit of $289,55 at October 31, 2003. Our ability to continue as a going concern is contingent upon our ability to expand our operations and secure additional financing. Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing. Our failure to secure financing or expand our operations may result in our not being able to continue as a going concern.

Item 7. Financial Statements.

                           INDEPENDENT AUDITORS REPORT

To the Board of Directors
   Innovative Designs, Inc.
   (A Development Stage Company)
   Sharpsburg, Pennsylvania

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Innovative Designs, Inc. for the period from June 25, 2002
(Inception) through October 31, 2002. These financial statements are the responsibility of Innovative Designs' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Innovative Designs, Inc.'s operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

/s/MALONE & BAILEY, PLLC

MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

January 21, 2003

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Innovative Design, Inc.

We have audited the accompanying balance sheets of Innovative Design, Inc. (a development stage company) as of October 31, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Design, Inc. (a development stage company) as of October 31, 2003, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Stark Winter Schenkein & Co., LLP

Denver, Colorado
January 29, 2004

                            Innovative Designs, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                October 31, 2003

Assets

Current assets:
   Cash                                                     $    73,476
   Accounts receivable                                            4,820
   Other receivables                                              8,500
   Inventory                                                    285,254
                                                           -------------
     Total current assets                                       372,050
                                                           -------------

Property and equipment, net                                      79,187
                                                           -------------

                                                            $   451,237
                                                           =============

Liabilities and Stockholders' (Deficit)

Current liabilities:
   Accounts payable                                         $     4,286
   Current portion of note payable                                8,136
   Note payable - related party                                 618,183
   Due to shareholders                                           31,000
                                                           -------------
     Total current liabilities                                  661,605
                                                           -------------

Note payable - related party                                    127,272
Note payable                                                     32,980
                                                           -------------
                                                                160,252
                                                           -------------

Stockholders' (deficit):
   Preferred stock, $.0001 par value,
      100,000,000 shares authorized,                                  -
   Common stock, $.0001 par value,
      500,000,000 shares authorized,
      16,067,175 shares issued and outstanding                    1,607
   Additional paid in capital                                 2,604,003
  (Deficit) accumulated during the development stage         (2,976,230)
                                                           -------------
                                                               (370,620)
                                                           -------------

                                                            $   451,237
                                                           =============

            See the accompanying notes to the financial statements.

                            Innovative Designs, Inc.
                          (A Development Stage Company)
                            Statements of Operations
         The Period From Inception (June 25, 2002) to October 31, 2002,
                      the Year Ended October 31, 2003 and
          the Period From Inception (June 25, 2002) to October 31, 2003

                                                   Inception         Year         Inception
                                                      to             Ended           to
                                                  October 31,     October 31,    October 31,
                                                     2002            2003           2003
                                                 -------------  -------------  -------------

Revenue                                           $         -    $    55,416    $    55,416
                                                 -------------  -------------  -------------

Operating expenses:
   Cost of sales                                            -         23,201         23,201
   Non-cash stock compensation                        479,030      1,950,000      2,429,030
   Selling, general and administrative expenses        99,031        302,457        401,488
                                                 -------------  -------------  -------------
                                                      578,061      2,275,658      2,853,719
                                                 -------------  -------------  -------------

(Loss) from operations                               (578,061)    (2,220,242)    (2,798,303)
                                                 -------------  -------------  -------------

Other expense:
  Interest                                                  -        177,927        177,927
                                                 -------------  -------------  -------------
                                                            -        177,927        177,927
                                                 -------------  -------------  -------------

Net (loss)                                        $  (578,061)   $(2,398,169)   $(2,976,230)
                                                 =============  =============  =============

Per share information - basic and fully diluted:

  Weighted average shares outstanding              14,769,375     15,578,967     15,219,825
                                                 =============  =============  =============

  Net (loss) per share                            $     (0.04)   $     (0.15)   $     (0.20)
                                                 =============  =============  =============

            See the accompanying notes to the financial statements.

                             Innovative Design, Inc.
                          (A Development Stage Company)
                      Statement of Stockholders' (Deficit)
         The Period From Inception (June 25, 2002) to October 31, 2002,
                      the Year Ended October 31, 2003 and
          the Period From Inception (June 25, 2002) to October 31, 2003

                                                                          (Deficit)
                                                                         Accumulated
                                                            Additional    During the
                                         Common Stock       Paid in     Development
                                       Shares    Amount    Capital        Stage          Total
                                    -----------  ------   ----------   ------------   -----------

Shares issued to founders in         14,050,000  $1,405   $        -   $         -    $     1,405
 June 2002 at par $.0001

Shares issued for cash during
 June 2002 at $.75 per share             20,500       2       15,373             -         15,375
 July 2002 through August 2002
  at $1.00 per share                     57,000       6       56,994             -         57,000
 August 2002 through October 2002
  at $2.00 per share                    122,750      12      245,488             -        245,500
Shares issued for services during
 June 2002 at $.75 per share            623,500      62      467,563             -        467,625
 August 2002 at $2.00 per share           5,000       1        9,999             -         10,000
Net (loss) for the period                    -        -            -      (578,061)      (578,061)
                                    -----------  ------   ----------   ------------   -----------
Balance, October 31, 2002            14,878,750   1,488      795,417      (578,061)       218,844

Shares issued for services during
 January 2003 at $2.00 per share        525,000      52    1,049,948             -      1,050,000
 September 2003 at $2.00 per share      450,000      45      899,955             -        900,000
Shares issued for cash during
 January 2003 at $2.00 per share        175,125      18      350,232             -        350,250
 October 2003 at $2.00 per share         63,300       6      126,594             -        126,600
Cancellation of shares                  (25,000)     (2)           2             -              -
License agreement                             -       -     (618,145)            -       (618,145)
Net (loss) for the year                       -       -            -    (2,398,169)    (2,398,169)
                                    -----------  ------   ----------   ------------   -----------
Balance October 31, 2003             16,067,175  $1,607   $2,604,003   $(2,976,230)   $  (370,620)
                                    ===========  ======   ==========   ============   ===========

            See the accompanying notes to the financial statements.

                            Innovative Designs, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
         The Period From Inception (June 25, 2002) to October 31, 2002,
                       the Year Ended October 31, 2003 and
          the Period From Inception (June 25, 2002) to October 31, 2003

                                                      Inception        Year          Inception
                                                         to            Ended             to
                                                     October 31,    October 31,     October 31,
                                                        2002           2003             2003
                                                    ------------   -------------   -------------

Cash flows from operating activities:
 Net (loss)                                          $(578,061)     $(2,398,169)    $(2,976,230)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
 Common stock issued to founders                         1,405                -           1,405
 Common stock issued for services                      477,625        1,950,000       2,427,625
 Depreciation                                              214            7,875           8,089
 Interest added to related party note                        -          177,310         177,310
Changes in assets and liabilities:
 Accounts receivable                                         -           (4,820)         (4,820)
 Inventory                                             (16,727)        (268,527)       (285,254)
 Deposits                                              (77,000)          77,000               -
 Other receivables                                           -           (8,500)         (8,500)
 Accounts payable                                        7,705           (3,419)          4,286
Net cash (used in) operating activities               (184,839)        (471,250)       (656,089)
                                                    ------------   -------------   -------------

Cash flows from investing  activities:
 Purchase of property and equipment                    (17,756)         (24,520)        (42,276)
                                                    ------------   -------------   -------------
Net cash (used in) investing activities                (17,756)         (24,520)        (42,276)
                                                    ------------   -------------   -------------

Cash flows from financing activities:
 Payments on note payable                                    -           (3,884)         (3,884)
 Payment on related party note                               -          (50,000)        (50,000)
 Shareholder advances                                        -           31,000          31,000
 Common shares issued for cash                         317,875          476,850         794,725
                                                    ------------   -------------   -------------
Net cash provided by financing activities              317,875          453,966         771,841
                                                    ------------   -------------   -------------

Net increase (decrease) in cash                        115,280          (41,804)         73,476

Beginning cash balance                                       -          115,280               -
                                                    ------------   -------------   -------------

Ending cash balance                                  $ 115,280      $    73,476     $    73,476
                                                    ============   =============   =============

Supplemental cash flow information:
 Cash paid for interest                              $       -      $       616     $       616
                                                    ============   =============   =============
 Cash paid for income taxes                          $       -      $         -     $         -
                                                    ============   =============   =============

Non-cash investing and financing activities:
 License agreement                                   $       -      $   618,145     $   618,145
                                                    ============   =============   =============
 Property and equipment acquired with note payable   $       -      $    45,000     $    45,000
                                                    ============   =============   =============

            See the accompanying notes to the financial statements.

                            INNOVATIVE DESIGNS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Innovative Designs, Inc., (Innovative) was incorporated in
Delaware on June 25, 2002 to provide unique products such as recreational sleeping bags and floating swimwear for outdoor recreation enjoyment.

Fiscal Year End. Innovative Designs' fiscal year ends on October 31.

Reclassifications. Certain amounts presented in prior periods financial statements have been reclassified to conform to current year presentation.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statements of cash flows,
Innovative Designs considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Innovative recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is derived from sales of
Innovative's recreational products such as sleeping bags, stadium packs and swimsuits. Sales of these items are recognized when the items are shipped.
Innovative offers a 5 day return policy and no warranty on all of Innovative's products.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.

Accounts Receivable. Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company's long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Inventory. Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis.

Property and equipment. Property and equipment is valued at cost. The costs of additions and betterments are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally from five to seven years.

Impairment of Long-Lived Assets. Innovative Designs reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Innovative Designs assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Income taxes. The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Net Income (Loss) Per Common Share. The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128,
"Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Stock-Based Compensation. The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123,
"Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25,
"Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.
The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150,
"Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further,
SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15,
2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based
Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by
SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123.
The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with
Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF
Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits
and Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.
Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4,
44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."
Among other things, this statement rescinds FASB Statement No. 4, "Reporting
Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations --
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,
Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after
May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for
Consideration Given by a Vendor to a Subscriber (Including a Reseller of the
Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15,
2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued
operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement
Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.
SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets,"
which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the
Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the period ended October 31, 2002 and the year ended October 31, 2003, the Company incurred net losses of $578,061 and $2,398,169. In addition, the Company has an accumulated deficit of $2,976,230 and a working capital deficit of $289,555 at
October 31, 2003.

The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. The Company is currently pursuing financing for its operations and seeking to expand its operations. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

          Equipment                             7 yr.          $13,611
          Furniture & fixtures                  7 yr.            7,104
          Leasehold improvements                5 yr.           18,331
          Automobile                            5 yr            48,230
                                                              --------
                                                                87,276
          Less accumulated depreciation                         (8,089)
                                                              --------
                                                               $79,187
                                                              ========

Depreciation expense for the period ended October 31, 2002 and the year ended
October 31, 2003 was $214 and $7,875. $3,000 of the equipment and $2,875 of the furniture and fixtures were purchased during 2002 from a company owned by one of the founding shareholders and have been recorded at the original cost of the founding shareholder's company.

NOTE 4 - COMMON STOCK

In June 2002, four founders were issued a total of 14,050,000 shares of
Innovative Designs common stock valued at par or $1,405.

In June 2002, Innovative Designs sold 20,500 shares of common stock for $.75 per share or $15,375.

In June 2002, Innovative Designs issued 623,500 shares of common stock for services valued at $.75 per share or $467,625.

In July 2002, Innovative Designs sold 31,000 shares of common stock for $1 per share or $31,000.

In August 2002, Innovative Designs sold 26,000 shares of common stock for $1 per share or $26,000.

In August 2002, Innovative Designs sold 49,000 shares of common stock for $2 per share or $98,000.

In August 2002, Innovative Designs issued 5,000 shares of common stock for services valued at $2 per share or $10,000.

In September 2002, Innovative Designs sold 48,500 shares of common stock for $2 per share or $97,000.

In October 2002, Innovative Designs sold 25,250 shares of common stock for cash at $2 per share or $50,500.

During February 2003 the Company issued 525,000 shares of common stock for services valued at $2 per share or $1,050,000 and 175,125 shares of common stock for cash at $2 per share or $350,250. In addition, 25,000 shares previously issued were cancelled.

During September 2003 the Company issued 450,000 shares of common stock for services valued at $2 per share or $900,000.

During October 2003 the Company sold 63,300 shares of common stock for cash at
$2 per share or $126,000.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.
The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate                       34%
         Effect of operating losses                       (34)%
                                                          -----
                                                            -
                                                          =====

The Company's deferred tax asset is as follows:

                  Deferred tax assets                   $126,000
                  Less: valuation allowance             (126,000)
                                                        --------
                  Net deferred taxes                    $      -
                                                        ========

Innovative Designs has a net operating loss of approximately $370,000 at October
31, 2003, which can be carried forward through October 31, 2023. The principal difference between the net operating loss for book purposes and income tax purposes results from common shares issued for services aggregating $2,429,030.

NOTE 6 - COMMITMENTS

Innovative Designs currently maintains two offices which are leased pursuant to an oral agreement on a month-to-month basis for approximately $3,300 per month.
For the period ended October 31, 2002 and the year ended October 31, 2003, rent expense totaled approximately $7,300 and $39,600.

NOTE 7 - RELATED PARTY TRANSACTIONS

On November 25, 2002, Innovative purchased a product license for $1,250,000 from a company owned by the majority shareholder of Innovative. The License Agreement is for 10 years and gives Innovative the exclusive right to manufacture and market Eliotex, a fabric used in recreational products. Innovative will have the option to renew the agreement for four subsequent terms of ten years each.

Innovative paid $50,000 upon signing in November 2002, with the remaining amount payable at $400,000 per year for the next three years. The note bears no interest, therefore Innovative discounted the payments due under the agreement using a discount rate of 30 percent. Imputed interest expense of $177,310 has been recorded through October 31, 2003. The discounted value of the note payments in addition to the $50,000 already paid total $618,145. The initial
$400,000 payment was due in November 2003 and is in default.

Because the license was purchased from a company owned by the majority shareholder, it must be recorded at the shareholder's cost which was $0. The
$618,145 Innovative paid in excess of the shareholder's cost was recorded as a reduction of paid in capital.

NOTE 8 - NOTE PAYABLE

The Company is indebted to a financial institution pursuant to a note payable secured by automotive equipment in the amount of $41,166 which is payable as follows:

  2004: $8,136  2005: $8,651  2006: $9,198  2007: $9,781  2008:$5,400

NOTE 9 - SUBSEQUENT EVENTS

Through December 2003 the Company issued 1,325,000 shares of common stock valued at $2 per share for services and 28,450 shares of common stock for cash at $2 per share.

Item 8. Changes in and Disagreements with Accountants and Financial Disclosure.
On October 27, 2003, we reported in a Form 8K-A, that: (a) on September 23,
2003, we changed accountants from Malone & Bailey, PLLC to Stark Winter
Schenkein & Co., LLP; (b) we decided to dismiss Malone & Bailey, PLLC as our independent accountants; (c) Malone & Bailey, PLLC's reports on the financial statements were not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the period from inception (June 25, 2002) to
October 31, 2002 and the interim period through September 23, 2003; (d) the decision to change accountants was approved by the our Board of Directors;
(e) during the period from inception (June 25, 2002) to October 31, 2002 and the interim period to September 23, 2003, there were no disagreements with Malone &
Bailey, PLLC related to accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, PLLC, would have caused Malone &
Bailey, PLLC to make reference to the subject matter of the disagreement in connection with its report; and (f) on September 23, 2003, we engaged Stark
Winter Schenkein & Co., LLP as our independent accountants; and (g) we did not consult with Stark Winter Schenkein & Co., LLP, our new independent accountants, regarding any matter prior to its engagement.

Item 8A. Controls and Procedures.
As of October 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial
Officer, concluded that our disclosure controls and procedures were effective as of October 31, 2003.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2003, or subsequent to
October 31, 2003, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16(a) of the Exchange Act.

Directors and Executive Officers
Our executive officers are elected annually by our board of directors. A majority vote of the directors who are in office is required to fill vacancies on the board. Each director shall be elected for the term of one (1) year and until his successor is elected and qualified, or until his earlier resignation or removal. The directors named above will serve until the next annual meeting of our shareholders which is held within sixty (60) days of our fiscal year end, or until a successor is elected and has accepted the position.

None of our directors hold directorships in any Securities and Exchange
Commission reporting companies. Our directors and executive officers are as follows:

Name                 Age   Position                                Term
-----------------------------------------------------------------------------
Frank Riccelli       43    President/Director                     1 year
Joseph Riccelli      53    Chief Executive Officer/Chairman       1 year
Dean P. Kolocouris   31    Director                               1 year
Robert D. Monsour    49    Director                               1 year
Dominic Cerniglia    69    Director                               1 year
Anthony Fonzi        55    Chief Financial Officer/Director       1 year
Joseph A. Riccelli   22    Vice President                      Not Applicable

Family Relationships.
Frank Riccelli, our President and Director, and Joseph Riccelli, our Chief
Executive Officer and Chairman of the Board, are brothers. Joseph A. Riccelli, our Vice President, is the son of our Chief Executive Officer, Joseph Riccelli,
and the nephew of our President, Frank Riccelli.

Frank Riccelli has been our President and a Director since our inception in June
2002. Frank Riccelli dedicates only approximately 30 hours per week to our business and operations. From April 1989 to present, Frank Riccelli has been the owner and president of Exceptional Motor Cars, a car dealership located in
Glenshaw, Pennsylvania. Additionally, since March 1981 to present, Frank
Riccelli has been the owner of Pittsburgh Foreign Domestic, a car dealership located in Glenshaw, Pennsylvania. Frank Riccelli attended the Community College of Allegheny County from 1979 to 1981.

Joseph Riccelli has been our Chief Executive Officer and Chairman of the Board since our inception in June 2002. Joseph Riccelli now spends approximately 40 hours per week to implement our Plan of Operations; however, upon completion of our Plan of Operations, if ever, he plans to spend only half time to our operations and the other half of his time to our affiliated entity, RMF Global.
From February 1999 to present, Joseph Riccelli has been the President, Owner and
Chief Executive Officer of RMF Global, our licensor/eliotex distributor located in Pittsburgh, Pennsylvania. From February 1999 to our inception, Mr. Riccelli worked full time at RMF Global; however, since our inception, he has devoted only 10 hours per week to RMF Global's operations. From March 1984 to November
1998, Joseph Riccelli was the owner of Pittsburgh Foreign and Domestic, a sole proprietor car dealership located in Glenshaw, Pennsylvania. Joseph Riccelli attended Point Park College located in Pittsburgh, Pennsylvania from 1971 to
1972.

Dean P. Kolocouris has been one of our Directors since our inception in June
2002. From December 1996 to present, Mr. Kolocouris has been a Loan Officer and
Assistant Vice President at Eastern Savings Bank located in Pittsburgh,
Pennsylvania. In June 1993, Mr. Kolocouris received a Bachelors Degree in
Finance from Duquesne University located in Pittsburgh, Pennsylvania.

Robert D. Monsour has been one of our Directors since our inception in June
2002. From July 1984 to November 1997, Mr. Monsour was the owner and founder of his own law firm, Robert D. Monsour, Esq., P.C., located in Pittsburgh,
Pennsylvania. From November 1997 to present, Mr. Monsour has been the
Administrator of RGM Medical Management, a medical management firm headquartered in Pittsburgh, Pennsylvania. Mr. Monsour received the following degrees from the
University of Pittsburgh located in Pittsburgh, Pennsylvania: (a) Juris Doctor
Degree in May 1983; (b) completed the course of study for a Masters Degree in
International Affairs at the Graduate School of Public & International Affairs
in May 1983, with the exception of a required Masters Thesis; and (c) Bachelor of Arts Degree in Political Science in May 1978.

Dominick Cerniglia has been one of our Directors since our inception in June
2002. Mr. Cerniglia has been a licensed insurance agent in Pennsylvania since
December 1959. From August 1996 to present, Mr. Cerniglia has been the owner and president of D. Cerniglia Insurance, a Pennsylvania licensed insurance firm located in Pittsburgh, Pennsylvania.

Anthony Fonzi has been one of our Directors and our Chief Financial Officer and
Chief Accounting Officer since our inception in June 2002. From our inception to
April 14, 2003, Mr. Fonzi spent approximately 10 hours a week as our Chief
Financial Officer and Chief Accounting Officer. Since April 15, 2003, Mr. Fonzi
has spent approximately 20 hours a week as our Chief Financial Officer and Chief
Accounting Officer. From June 1995 to present, Mr. Fonzi has been a Tax Director at D. Cerniglia and Associates, a Certified Public Accounting firm located in
Monroeville, Pennsylvania. As Tax Director, Mr. Fonzi is responsible for all tax functions on behalf of D. Cerniglia and Associates. In May 1985, Mr. Fonzi
received a Masters Degree in Taxation from Robert Morris College located in
Pittsburgh, Pennsylvania. In May 1970, Mr. Fonzi received a Bachelors Degree in
Accounting from Robert Morris College.

Joseph A. Riccelli, Jr., 22, has been our Vice President since May 15, 2003.
From November of 2002 until May 14, 2003, Mr. Riccelli was our Vice President on a consultant basis. As Vice President, Mr. Joseph A. Riccelli assists our Chief
Executive Officer on a full-time basis by overseeing our daily operations and our distribution center. From June 2002 to October 2002, Joseph A. Riccelli was
our outside consultant to assist in overseeing our daily operations. From June
2001 to June 2002, Mr. Riccelli was the Vice President of RMF Global. Mr.
Riccelli has no other employment experience. Joseph A. Riccelli has been attending the University of Pittsburgh since September 2001 and is majoring in
Business Administration.

Significant Employees
We have the following additional significant employees:

Michelle Griffith, 35, has been our full-time Vice President of Sales and
Marketing since May 15, 2003. From December of 2002 until May 14, 2003, Ms.
Griffith was our Vice President of Sales and Marketing on a consultant basis.
From October 2002 to November 2002, Ms. Griffith was our Marketing Director on a
consultant basis. From June 1986 to November 2001, Ms. Griffith was a professional ski and racing athlete, and in addition, Ms. Griffith participated in the Equestrian Grand Prix Show Jumping competition on the United States circuit. From 1990 to 2000, Ms. Griffith was a ski instructor certified level 2 racing coach instructing juniors and adults. From June 1989 to September 2002,
Ms. Griffith was self-employed as a sports promotional and marketing agent on behalf of professional athletes and resorts to initiate and contract sporting events and athletic appearances. From September 1986 to December 1989, Ms.
Griffith attended the University of Pittsburgh with a major in Political
Science.

Dave Shondeck, 36, has been our Director of Product Development Research since
April 15, 2003, and spends approximately 30 hours per week regarding this position. From January 2003 until April 14, 2003, Mr. Shondeck was our Director of Product Development Research on a consultant basis. During only June 2002,
Mr. Shondeck was our consultant to assist in formulating our business plan. From
June 2000 to November 2002, Mr. Shondeck was employed as a Marketing and
Financial Consultant by Fonzi and Associates, an accounting and financial services firm located in Pittsburgh, Pennsylvania. From May 1996 to February
2001, Mr. Shondeck was employed as a Sales and Marketing Product Manager with Dt
Technologies, Inc., a manufacturing technology firm located in Pittsburgh,
Pennsylvania. In May 1987, Mr. Shondeck obtained a BSBA Degree in accounting from Duquesne University located in Pittsburgh, Pennsylvania.

Committees of the Board Of Directors
We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors is considering establish various committees during the current fiscal year.

Audit Committee Financial Expert
We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics
We have not yet adopted a corporate code of ethics. Our board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Legal Proceedings
None of our officers, directors, or persons nominated for such position, significant employees, or promoters have been involved in legal proceedings that would be material to an evaluation of their ability or integrity, including:
     o    involvement in any bankruptcy;
     o    conviction in a criminal proceeding;
     o    being the subject of a pending criminal proceeding;
     o    being the subject of any order or judgment, decree permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities;
          and
     o    being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures
          Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 10. Executive Compensation.
The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Chart
                         Annual Compensation      Long-Term Compensation
                         Salary Bonus Other   Restricted Stock Options L/TIP   All
Name & Position     Year   ($)   ($)   ($)         Awards        ($)    ($)   Other
------------------  ---- ------ ----- -----   ---------------- ------- -----  -----
Frank Riccelli      2002    0     0    0         2,050,000       0      0      0
President/Director

Frank Riccelli      2003    0     0    0            0            0      0      0
President/Director

Joseph Riccelli     2002    0     0    0        10,500,000       0      0      0
Chief Executive
Officer/Chairman

Joseph Riccelli     2003    0     0    0            0            0      0      0
Chief Executive
Officer/Chairman

Joseph A. Riccelli  2002    0     0    0          750,000        0      0      0
Vice President

Joseph A. Riccelli  2003  40,000  0    0            0            0      0      0
Vice President

Michelle Griffith   2002    0     0    0          40,000         0      0      0
VP Sales and
Marketing

Michelle Griffith   2003  55,000  0    0            0            0      0      0
VP Sales and
Marketing

There are no employment agreements between us and our executive officers, Frank
Riccelli or Joseph Riccelli. We have a May 2003 verbal agreement with Michelle
Griffith, our Vice President of Sales and Marketing, which provides that we pay
Ms. Griffith a $55,000 annual salary for the period from May 2003 to May 2004.
We have a May 2003 verbal agreement with Joseph A. Riccelli, our Vice President, which provides that we pay Joseph A. Riccelli a $40,000 annual salary for the period from May 2003 to May 2004. There are no change of control arrangements, either by means of a compensatory plan, agreement, or otherwise, involving our current or former executive officers. There are no automobile lease agreements or key man life insurance policies that are to the benefit of our executive officers, in which we would make such payments. There are no standard or other arrangements in which our directors are compensated for any services as a director, including any additional amounts payable for committee participation or special assignments. There are no other arrangements in which any of our directors were compensated during our last fiscal year for any service provided as a director.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.
The following tables set forth the ownership as of January 9, 2004 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Beneficial Owners:
Title of Class   Name & Address                      Amount     Nature  Percent
--------------   --------------------------------- ----------   ------  -------
Common Stock     Joseph Riccelli                   10,500,000   Direct   60.27
                 Chief Executive Officer/
                 Chairman of the Board of Directors
                 142 Loire Valley Drive
                 Pittsburgh, PA 15209

Common Stock     Frank Riccelli                     2,050,000   Direct   11.77
                 President and Director
                 152 Wedgewood Drive
                 Gibsonia, PA 15044

Common Stock     Gino M. Riccelli Trust               750,000   Direct    4.30
                 221 N. Main Street
                 Apartment 1
                 Pittsburgh, PA 15215

Common Stock     Joseph A. Riccelli Trust             750,000   Direct    4.30
                 Vice President
                 223 N. Main Street
                 Apartment 6
                 Pittsburgh, PA 15215
                                                   ----------           -------
Total                                              14,050,000            80.64
                                                   ==========           =======

Security Ownership of Management:
Title of Class   Name & Address                      Amount     Nature  Percent
--------------   --------------------------------- ----------   ------  -------
Common Stock     Joseph Riccelli                   10,500,000   Direct   60.27
                 Chief Executive Officer/
                 Chairman of the Board of Directors
                 142 Loire Valley Drive
                 Pittsburgh, PA 15209

Common Stock     Frank Riccelli                     2,050,000   Direct   11.77
                 President and Director
                 152 Wedgewood Drive
                 Gibsonia, PA 15044

Common Stock     Robert D. Monsour                     50,000   Direct    0.29
                 Director
                 6131 Saltzburg Road
                 Murrysville, PA 15668

Common Stock     Dean P. Kolocouris                    29,000*  Direct    0.17*
                 Director
                 120 Timberglen Drive
                 Imperial, PA 15126

Common Stock     Dominic Cerniglia                     70,500   Direct    0.40
                 Director
                 100 Oxford Drive
                 Apt. 116
                 Monroeville, PA 15146

Common Stock     Anthony Fonzi                         20,000   Direct    0.11
                 Director/Chief Financial Officer
                 2912 Bryer-Ridge Ct.
                 Export, PA 15632

Common Stock     Joseph A. Riccelli Trust             750,000   Direct    4.30
                 Vice President
                 223 N. Main Street
                 Apartment 6
                 Pittsburgh, PA 15215
                                                   ----------           -------
Total                                              13,469,500            77.31
                                                   ==========           =======

*As of January 15, 2004, our Director, Dean P. Kolocouris, held 27,000 shares of our common stock, as a result of the sale of 2,000 shares on January 15, 2004.
Accordingly, as of January 15, 2004, Director Kolocouris' percentage ownership in our common stock is 0.15.

Item 12. Certain Relationships and Related Transactions.
Our officers and directors may encounter conflicts of interests between our business objectives and their own interests. We have not formulated a policy for the resolution of such conflicts. Future transactions or arrangements between or among our officers, directors and shareholders, and businesses they control, may result in conflicts of interest, and the conflicts may be resolved in favor of businesses that our officers or directors are affiliated, which may have an adverse affect on our revenues.

Our officers and directors have the following conflicts of interests:
o    Our Chief Executive Officer and Chairman of the Board, Joseph Riccelli,
     is the owner of RMF Global, our sublicensor, upon which our entire business is wholly dependent;
o    Our sublicense agreement with RMF Global requires us to pay a total of $1,250,000 for the grant of a license to sell RMF Global's three products and other products we develop using eliotex, and because Joseph
     Riccelli, our Chief Executive, is the owner of RMF Global, he will personally benefit from our payment of these license payments to RMF
     Global;
o    We lease warehouse space that is owned by our President, Frank Riccelli, at a rate of $2,600 per month;
o    We lease our executive offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli, for which we pay
     $700 per month.  RMF Global shares our executive offices rent-free;
     and
o    Our officers, directors and key consultants have the following family relationships: (a) Joseph Riccelli, our Chief Executive Officer/Chairman
     of the Board, is the brother of Frank Riccelli, our President/Director; and
     (b) Joseph A. Riccelli, Vice President, is the son of our Chief Executive
     Officer, Joseph Riccelli, and the nephew of Frank Riccelli, our
     President/Director.

Agreement Between us and RMF Global
On November 25, 2002, we entered into a written agreement with RMF Global
The agreement provides that:
o    RMF Global grants an exclusive license to us to manufacture and market RMF's three products made from eliotex and grants us a license to develop our own products using eliotex;
o    RMF Global assures us of an adequate and timely supply of eliotex to meet our product orders;
o    RMF Global will offer eliotex to us at a price equal to the lowest price it charges any other RMF Global customer;
o    RMF Global will transfer all of its rights, title and interest in all promotional materials, advertisements, marketing strategies, and the like for which it has contracted to us, and we will  have the unfettered right to use the same in any manner we see fit; and
o    We must pay $1,250,000 to RMF Global, as follows: (i) $50,000 down payment which has been paid; and (ii) three annual payments of $400,000, due in November 2003, 2004, and 2005.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent (5%) or more of our stock, or family members of such persons where the amount of the transaction or chain of transactions exceeds $60,000. We are not a subsidiary of any company.

Item 13. Exhibits and Reports on Form 8-K.
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
        Gang Camp**
10.7    Agreement with Summit Financial Partners, LLC
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

Item 14. Principal Accountant Fees and Services.

Audit Fees
The aggregate fees billed for the fiscal year ended October 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated as follows: (a) we paid our prior accountant, Malone &
Bailey, PLLC, $4,000; and (b) we paid our current accountant, Stark Winter
Schenkein & Co., LLP, $1,750.

The aggregate fees billed for the fiscal year ended October 31, 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated as $5,100 that we paid to our prior accountant, Malone
& Bailey, PLLC.

Audit Related Fees
None.

Tax Fees
None.

All Other Fees
None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  INNOVATIVE DESIGNS, INC.

  By /s/Joseph Riccelli                  February 9, 2004
     Joseph Riccelli
     Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  By /s/Joseph Riccelli                  February 9, 2004
     Joseph Riccelli
     Chief Executive Officer,
     Chairman of the Board of Directors

  By /s/Anthony Fonzi                    February 9, 2004
     Anthony Fonzi
     Chief Financial Officer,
     Principal Accounting Officer,
     and Director

  By /s/ Frank Riccelli                 February 9, 2004
     Frank Riccelli, Director

  By /s/ Dean P. Kolocouris             February 9, 2004
     Dean P. Kolocouris, Director

  By /s/ Robert D. Monsour              February 9, 2004
     Robert D. Monsour, Director

  By /s/ Dominic Cerniglia              February 9, 2004
     Dominic Cerniglia, Director

