Form 10QSB
period 2004-01-31
INNOVATIVE DESIGNS INC
filed 2004-03-16
CIK 1190370

. Normal . 8 69 2004-03-16T13:58:00Z 2004-03-16T19:33:00Z 29 8390 47823 Leech Tishman Fuscaldo & Lampl 398 95 58730 9.6926 Print

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY THREE MONTH PERIOD ENDED JANUARY 31, 2004:

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ to _________________

COMMISSION FILE NUMBER: 333-103746

INNOVATIVE DESIGNS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0465528 (IRS Employer Identification No.)

223 North Main Street, Suite 1
Pittsburgh, Pennsylvania 15215 (Address of principal executive offices)

(412) 799-0350 (Registrant's telephone number, including area code)

Not applicable (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
All Correspondence to: Charles C. Torie, Esquire
Leech Tishman Fuscaldo & Lampl, LLC Citizens Bank Building, 30th Floor 525 William Penn Place Pittsburgh, Pennsylvania 15025
As of March 15, 2004, there were 16,067,175 shares of the registrant's common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INNOVATIVE DESIGNS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The information in this report for the three months ended January 31, 2004 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the "Company" considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Audited Financial Statements for the year ended October 31, 2003 in the Form 10SB as amended filed with the SEC on February 10, 2004.

Interim results are not necessarily indicative of results for the full fiscal year.

INNOVATIVE DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEET

as of January 31, 2004

(Unaudited)

ASSETS

Current Assets
Cash on hand and in banks	$27,725
Inventory	319,342
Accounts Receivable	2,006
Due from related party	5,000
Total Current Assets		354,073

Property & Equipment net of 11,089 of depreciation		76,074

Total Assets		$430,147

LIABILITIES & STOCKHOLDER'S DEFICIT

Current Liabilities
Current portion of loan payable National City	$7,858
Current portion of note payable to related party	163,638
Accounts Payable	3,102
Total Current Assets		174,598

Long Term Liabilities
Due to shareholders	31,000
Long term portion of note payable to related party	636,363
Loan Payable to related party	20,000
Long term portion of loan payable National City	31,190
Total Long Term Liabilities		ááá 718,553

Total Liabilities		$893,151

STOCKHOLDER'S DEFICIT

Common Stock	1,609
Additional paid in capital	2,640,901
Retained Earnings	(3,105,514)
Total Stockholder's Deficit		(463,004)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE QUARTER ENDED JANUARY 31, 2004 AND FOR

THE PERIOD FROM INCEPTION (JUNE 25, 2002) TO JANUARY 31, 2004

(Unaudited)

	Quarter Ended January 31 2004	Inception to January 31, 2004

Revenue	$11,209	$66,625

Operating Expenses:
Cost of sales	4,708	27,909
Non-cash stock compensation		2,429,030
Selling, general and administrative expenses	80,607	482,095

(Loss) from operations	(74,106)	áááá (2,872,409)

Other Expense:

Interest	55,178	ááááááááá 233,105

Net (loss)	(129,284)	(3,105,514)

Weighted average shares outstanding	5,832,296	15,516,060

Net (loss) per share	(0.008)	(0.20)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

FOR THE QUARTER ENDED JANUARY 31, 2004 AND FOR

THE PERIOD FROM INCEPTION (JUNE 25, 2002) TO JANUARY 31, 2004

(Unaudited)

	Quarter Ended January 31 2004	Inception to January 31, 2004

Cash flows from operating activities:
Net (loss)	$(129,284)	$(3,105,514)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued to founders		1,405
Common stock issued for services		2,427,625
Depreciation	3,113	11,202
Interest added to related party note	54,546	231,856
Changes in assets and liabilities:
Accounts receivable	2,814	(2,006)
Inventory	(34,088)	(319,342)
Other Receivables	(3,500)	(3,500)
Accounts Payable	6,448	2,234
Net cash (used in) operating activities	(99,951)	(756,040)

Cash flows from investing activities:
Purchase of property and equipment		(42,276)
Net cash (used in) investing activities		(42,276)

Cash flows from financing activities:
Payments on note payable	(2,700)	(6,584)
Payment on related party note		(50,000)
Loan payable related party	20,000	20,000
Shareholder advances		31,000
Common stock issued for cash	36,900	831,625
Net cash provided by financing activities	54,200	826,041

Net increase (decrease) in cash	(45,751)	27,725

Beginning cash balance	73,476	0

Ending cash balance	27,725	27,725

Supplemental cash flow information:
Cash paid for interest	632	1,248
Cash paid for income taxes	0	0

Non-cash investing and financing activities:
License agreement	0	618,145
Property and equipment acquired with note payable	0	45,000

INNOVATIVE DESIGNS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

JANUARY 31, 2004

(Unaudited)

Note 1 û Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (ôGAAPö) for interim financial information.  They do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2 û Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, ôEarnings per Share.ö  Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

Note 3 û Going Concern

The CompanyÆs financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period ended January 31, 2004 the Company incurred a net loss of $129,284 and has a working capital surplus of $179,475 and a stockholdersÆ deficit of $463,004 at January 31, 2004.  In addition, the Company has no significant revenue generating operations.

The CompanyÆs ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing.  In addition, the CompanyÆs ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations.  Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able to pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Note Payable - Affiliate

On April 9, 2003 the Company converted $1,010,500 in advances and $67,081 of accrued interest into a convertible promissory note in the amount of $1,077,581.  The note bears interest at 8% per annum and is due on January 1, 2005.  The note may be converted into common shares of the Company as follow

a.        The unpaid principal in whole or in part together with accrued interest shall at the option of the holder be converted into the class of the Company's shares on the same terms and conditions applicable to any investors in a financing agreement.  The holder may elect to negotiate separate terms and conditions however the unpaid balance will not be payable in cash, but convertible only into shares of the Company.  For the purposes of this calculation the aggregate value of the Company's shares received by the holder in conversion shall be determined by subtracting $1,000,000 from the unpaid original principal balance of the note, which remains unpaid at the time of conversion.  A financing agreement is defined as the receipt by the Company of a least $1,500,000 of net cash proceeds from the sale of capital stock.

b.       The unpaid principal in whole or in part together with accrued interest shall be converted into shares if the Company realizes revenue of $1,500,000 during the period commencing April 9, 2003 and ending on December 31, 2004.  The price per share shall be determined as provided in c below.  The unpaid balance will not be payable in cash but convertible only into shares of the Company.  For the purposes of this calculation the aggregate value of the Company's shares received by the holder in conversion shall be determined by subtracting $1,000,000 from the unpaid original principal balance of the note, which remains unpaid at the time of conversion.

c.        If no financing agreement has occurred by December 31, 2004 and/or the Company has not realized the requirements of a and b above the holder may elect to convert the unpaid principal balance and accrued interest into the number of common shares of the Company determined by dividing the unpaid balance by the average bid price of the Company's common stock for the previous 30 trading days.  The unpaid balance will not be payable in cash but convertible only into shares of the Company.

ITEM 2.  PLAN OF OPERATIONS

Plan of Operations

The following discussion provides information that we believe is relevant to our Plan of Operations, and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB.á This discussion contains forward-looking statement based on our current expectations, assumptions, and estimates.á The words or phrases ôbelieve,ö ôexpect,ö ômay,ö ôanticipates,ö or similar expressions are intended to identify ôforward-looking statements.öá Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including:á (a) Our limited operating history and our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (b) If we are unable to obtain additional financing, we will be unable to proceed with our Plan of Operations and even if we obtain additional debt or equity financing, your equity interest in our stock will be diluted; (c) If RMF Global, Inc. violates the terms of its agreement with Ko-Myung Kim or we violate our agreement with RMF Global, Inc., we may have no eliotex by which to manufacture our products andá we will have to terminate our business, and you will lose your entire investment; (d) If our products are found to cause injury, have defects, or fail to meet industry standards, we will incur substantial litigation, judgment, product liability, and product recall costs, which will increase our losses and negatively affect our band name reputation and product sales; (e) Because we offer only six products and our competitors have a variety of products, we may not obtain consumer acceptance of our products, which may adversely affect our ability to generate revenues; (f) We have not established the Innovative Design brand name or the ôidigearö label, and eliotex has little, if any, name recognition, which may prevent us from generating revenues and reduce the value of your investment; (g) we do not have written agreements with certain companies and persons providing us with services and instead receive such services on a per project basis; and (h) other risk factors discussed in our From SB-2 Registration Statement which is available for review at www.sec.gov.á The terms ôwe,ö ôour,ö or ôusö are used in this discussion refer to Innovative Designs, Inc.á Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.á Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital.á We anticipate total estimated capital expenditures of approximately per month of an aggregate of over the next twelve (12) months, in the following areas:

o        Hire approximately 2 additional consultants and 2 employees;

o        Update and develop our web site and develop our online marketing campaign;

o        Contract with manufacturer representatives to sell our online marketing campaign;

o        Design and develop literature, displays, and media and advertising materials;

o        Develop and maintain public relations campaigns;

o        Develop trade show booths;

o        Attend trade shows;

o        Develop and initiate online marketing campaign;

o        Establish relationships with retail chain outlets and mass merchandisers; and

o        Warehouse lease payments.

Accordingly, we will be unable to fund our expenses for our entire one year plan of operations through our existing assets or cash.á Our Chief Executive Officer and President have each verbally agreed to loan us up to $400,000 for our operational needs which will be sufficient to meet our Plan of Operations or Alternative Plans of Operation.á We may still need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with no operating such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of Operations.á In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our brand name and reputation.á In the event that we do not receive financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:

•

Sell or dispose of our assets, if any;

•

Pay our liabilities in order of priority, if we have available cash to pay such liabilities;

•

If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;

•

File a Certificate of Dissolution with the State of Delaware to dissolve our corporation and close our business;

•

Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are reporting company at that time; and

•

Make the appropriate filings with the National Association of Security Dealers to affect a delisting of our stock.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

If we have any liabilities that we, or our President and/or Chief Executive Officer on our behalf, are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7 or Chapter 11 or liquidation under Chapter 7.á Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us.á If our creditors or we file for Chapter 7 or Chapter 11bankruptcy, our creditors will take priority over our shareholders.á If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take.á If any of these foregoing events occur, you could lose your entire investment in our shares.

Our Plan of Operations to Date:

We have accomplished the following in our Plan of Operations from our inception of June 2002 to date:

Reviewing Professional Marketing Organizations:

From June 2002 to December 2002, our Chief Executive Officer, Joseph Riccelli, interviewed and considered approximately 10 professional marketing organizations for marketing, sales distribution, produce endorsements and promotion of our products.á In October 2002, MCM Communications, Inc., a marketing and advertising firm located in Pittsburgh, Pennsylvania, informed us that it would provide us with marketing and advertising services.á To date, this firm has developed and designed our initial web site, product literature, and the graphic design of ôPoint of Saleö displays.

Completion of Design, Prototype and Testing Phase of New Products:

In November 2002, we completed the design, prototype, and testing phase of our windshirts and our jackets.á In January 2003, we completed the design and testing phase of our ball caps.á We assumed no direct material costs associated with the testing, prototype, and testing of these products because:á (a) we did not utilize the services of any outside consultant or company for these purposes; (b) although we used the services of our Vice President of Sales and Marketing and Chief Executive Officer for these purposes, their efforts were part of their normal responsibilities; (c) prior to the time we had undertaken the design and prototype of these products, we had purchased for less than $1000; and (d) the testing of these products was performed in-house and were conducted by our Vice President of Sales and Marketing and Chief Executive Officer as part of their normal responsibilities.á The design, prototype, and testing of the Swimmeez, sleeping bag and stadium pillow products in which we had obtained an exclusive license to sell such products from our affiliated entity, RMF Global, had been completed by RMF Global.

Leased Warehousing Space:

In October, 2002, we arranged for the lease of warehouse space for our inventory, eliotex, and other raw materials storage at 124 Cherry Street, Etna, Pennsylvania from Frank Riccelli, our President/Director.á The warehouse space is being utilized for the following:á (a) inventory/raw material storage, (b) sales offices, (c) conference/presentation room, (d) sample/source area, (e) distribution center, and (f) an aquatic area that tests our products.

Website Development, Point of Sale Display, Website Design and Advertising/Product Literature Layout:

In October 2002, we obtained the services on a per project basis of a website marketing consultant, BA Web Productions, located in Pittsburgh, Pennsylvania, to assist with marketing and developing our website, which has included adding new product selections, a product page, and links.á Our website became operational on November 10, 2002.

In October 2002, we retained the services on a per project basis of MCM Communications, Inc. located in Pittsburgh, Pennsylvania, to provide us with marketing and advertising services, including creating our point of sale display, text for website, product information, and marketing literature, all of which have been completed.

Retailers:

In November 2002, the website retailer, Woodlandsoutdoorworld.com, began ordering our sleeping bag and wind shirt products on a wholesale basis for their retail sale.á In addition, Woodlands Outdoor World, a retail store, located in Farmington, Pennsylvania, began carrying our sleeping bag product and our wind shirt products and

Nemacolin Woodlands Resort and SpaÆs retail store located in Farmington, Pennsylvania began carrying our wind shirt product in its retail store.

In June 2003, the following retail stores began carrying our ôSwimeezö products:

o        Pool Nation located in Pittsburgh, Pennsylvania;

o        B & R Pools located in Pittsburgh, Pennsylvania;

o        Knabes Swim Shop located in Monroeville, Pennsylvania; and

o        Ross and Sons Pools located in Punxsutawney, Pennsylvania.

In June 2003, the Pittsburgh Shop located in Pittsburgh, Pennsylvania began carrying our windshirts and hats.

Contract with Manufacturer Representative Group:

In November of 2002, we entered into a verbal agreement with a manufacturer representative group, Havel-Giarusso and Associates, located in Big Lake, Minnesota to sell our products to outdoor retail chains.á This manufacturer representative group has relationships with outdoor retailers located in various states.

Additional Hiring:

From March 2003 to May 2003, we hired our Vice Presidents, Joseph A. Riccelli, Jr. and Michelle Griffith, on a full time, salaried position basis.á From March 2003 to present, we hired two part time employees for clerical and warehouse duties at the rate of $7.00 per hour.

Letter Agreement with Victory Junction Gang Camp:

On March 6, 2003, we agreed to partner with Victory Junction Gang Camp in a cause related marketing alliance, and have added the Victory Junction Gang Camp logo and Internet link to our web site.

Services of First Impression Printing:

In April of 2003, we hired First Impression Printing in Pittsburgh, Pennsylvania on a one time project basis to design and print our product catalogue, sleeping bag Point of Sale posters and mailing labels.á The project was completed on April 22, 2003.á The total cost for these marketing and advertising materials was $7,309.17.

Services of Professional Trade Show Marketing Agency/Promoter:

On June 12, 2003, we arranged for Discovery Marketing Associates, Inc. to represent us and our products at the 2003 Mid-Atlantic Market Week Showcase Rent A Rep from July 7 to July 11, 2003.á Discovery Marketing Associates has indicated that it will represent us at future trade shows on a per project invoice basis.

Manufacturers Agreement:

On June 16, 2003, we completed an agreement with Haas Outdoors, Inc. located in West Point, Mississippi, which grants a non-exclusive license in North America to manufacture or sell products or to have manufactured, and to sell Haas Outdoors licensed products.á In conjunction with the rights conferred to us in this agreement, we plan to use Haas Outdoors Mossy Oak fabric on the outside portion of our Stadium Pillow products using the trademarked and registered ôMossy Oakö pattern and ôMossy Oakö hang tags.

Packaging Design and Manufacture:

During September 2003, we arranged with Packaging Specialists, Inc., a box manufacturing firm located in Pittsburgh, Pennsylvania, to design and manufacture the boxes for all of our products.á On October 1, 2003, Packaging Specialists provided us with 2400 boxes for our various products.

Hired Marketing Employee on an Hourly Basis:

On October 13, 2003, we hired Gina Leone to draft brand and advertising related marketing materials. Ms. Leone is compensated on an hourly basis for approximately 20 hours per week.

Our Future Plan of Operations:

Our Plan of Operations over the next twelve (12) months, from February 2004 to February 2005, will consist of the following:

Hire In House Employees for Shipping, Receiving, Customer Service, Data Entry and Invoicing.

We plan to hire up to 3 part time and 3 full time employees which we plan to compensate on an hourly basis to perform shipping, receiving, customer service, data entry and invoicing services; however, the number of employees that we hire will be dependent upon the number of product orders we receive.á Initially, we plan to hire 2 part time employees, one of which will be responsible for our shipping and receiving and another which will be responsible for customer service, data entry and invoicing.á We will pay these hourly employees $7 per hour.á On March 10, 2003 we hired two part time employees at the rate of $7.00 per hour to assist with warehouse and clerical duties.

February 2004 û September 2004

Increase the Utility of our Web Site

We intend to continually improve the utility and design of our website.á We have added the following features since March 1, 2003:

o        Simple navigational menu;

o        Testimonials and third party product reviews, including a customer testimonial for our sleeping bag;

o        Product information and pictures/graphics;

o        Wholesaler only area disclosing confidential price list; and

o        Links to pertinent/affiliated websites, including a link to the Victory Junction Gang CampÆs website.

We estimate that the cost of the web site layout modification and continuing development will be $20,000, including approximately $75.00 per month for web site hosting and payment provider fees.

February 2003 û September 2004

Develop and Initiate Online Marketing Campaign

We will utilize marketing professionals to focus on increasing our website page rank, which is the numerical location or position of our web site among search engine results.á BA Web Productions updates, expands, and develops our web site.á This ongoing campaign will start with search engine optimization strategies, and continue with banner advertisements and reciprocal linking campaigns with established web sites with complementary or relevant products and/or services to the companyÆs products.

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

February 2004 û March 2004

Hire Sales People

From January 2004 through March 2004, we will advertise in trade journals to recruit sales representatives.á Our Chief Executive Officer and Vice President of Sales and Marketing will conduct the pre-qualification and personal interviews of candidates.á In addition, we may utilize placement agencies for assistance in fulfilling our personnel needs. The estimated cost for the classified advertisements and/or placement agency fees is $1,200.á We originally planned to hire 3 sales representatives at a base starting salary of $30,000 with no commission by July 2003;

however, because we have been utilizing manufacturers representatives affiliated with Havel-Giarosso and Associates since July 2003 to a greater extent than originally anticipated, and their representatives are compensated on a commission basis only, we have chosen to delay the salary expenditures associated with hiring 3 sales representatives until January 2004.á These sales representatives will market our products to and service retail chain stores, facilitate trade shows, initiate and nurture relationships with relevant local and national organizations, and provide support to manufacturer representatives of our products.

In March 2003, we entered into a verbal agreement and hired one independent representative:á Mr. George Douglas, of Concord, North Carolina.á Mr. Douglas is an independent contractor whose compensation is 10% of any Purchase Orders he receives for our products.

February û August 2004

Initially Contract with five (5) Manufacturer Representatives

Our Vice President of Sales and Marketing will interview and contact additional established apparel representatives from manufacturer representative organizations.á Compensation to these manufacture representatives will be on a commission basis only.á We do not anticipate any expenses associated with this activity.

February 2003 û August 2004

Design and Development of Literature, Displays, and Media Materials:

We will develop literature, point-of-sale and media materials in our attempt to integrate our products into large retail store outlets.á We will utilize marketing consultants to develop and implement professional photography and graphics, brochures, point-of-sale displays, mailers and literature, which we plan to use as a trade show exhibits, and sales tools for our sales representatives.á We estimate that our total expenditure in this area will be $60,000.

February 2004 û June 2004

Develop and Initiate Print Advertising:

Throughout our Plan of Operations and as a congruent part of our overall marketing strategy, we intend to initiate our targeted print advertising campaign in specific newspapers, magazines, and trade journals.á We plan on beginning an advertising campaign with ôTeaser Ads,ö advertisements stating product and company information but not specific ads on one particular product, in outdoor publications and magazines along with trade show brochures.á Additionally we will utilize ad space in chain store news and inserted flyers.á We will utilize marketing/advertising agencies to assist in the design, development, printing, and distribution of these advertising campaigns, along with our Chief Executive Officer and Vice President of Sales and Marketing.á The total estimated cost for our print advertisements is $30,000.

To date, we have not placed any print advertisements due to our lack of cash resources to do so.

February 2004 û September 2004

Develop and Maintain Public Relations Campaigns:

Starting in January 2004 and continuing throughout our Plan of Operations, we intend to utilize marketing consultants to develop advertisements and press releases for apparel and outdoor gear magazines and trade journals.á The press releases and advertisements will discuss issues such as company status, product innovations, and other notable events and developments.á The estimated cost is $3,000 for consultant services, advertisements, press release submission via PR Newswire, software and administrative expenses.

February 2003 û September 2004

Establish Wholesale Relationships with Retail Chain Outlets and Mass Merchandisers to Carry Our Products and Product Promotion:

We plan to develop wholesale relationships or distribution points for our products.á Throughout our Plan of Operations, we plan to implement sales campaigns to established retailers with the goal of establishing wholesale relationships.á Our Chief Executive Officer and Vice President of Sales and Marketing will initiate these campaigns.á Our sales campaigns will be on ongoing process and will consist of our sales representatives accomplishing the following:

o        Lead Generation û Accomplished through cold calling, follow-up contacts from tradeshows and mailers, and networking with outdoor gear and apparel industry associations;

o        Personal Presentations to Executives and Purchasing Departments of Targeted Retailers û Through these sales presentations, we will attempt to convince the retailer to purchase our products at wholesale prices for resale in their store or chain of stores.á The orientation of the presentation will be an introduction of the innovative aspects of our products, as well as the advantages of our products over some of our competitors.á For example, we will highlight the light weight, compactness, thermal insulation, and buoyancy features of eliotex used in our products.á These personal presentations of our products will be on-location at prospectsÆ facilities to executives and purchasing departments and will include a product display and a video demonstration of the products in use;

o        Order Acquisition and Management û Once the retailer places an order for products, the sales representative is responsible for managing the order fulfillment process, forwarding the purchase order to the distribution manage who will then arrange the shipping specifics, as well as coordinating the physical merchandising of our products on the shelves of the client stores.á By maintaining this hands-on approach, we will attempt to continue successful relationships with our distributors; and

o        Relationship Management û The sales representative is also responsible for maintaining on ongoing relationship with acquired distributors.á Our Vice President of Sales and Marketing will enforce a regimented account management program.á This program is to include monthly telephone contacts, and personal visits, once per six months minimum, with the distributor.

To date, we have not accomplished any aspect of this part of our Plan or Operations.

February 2004 to September 2004

Sub Manufacturing, Raw Materials Procurement and Fulfillment Process:

We will conduct our sub-manufacturing, raw materials procurement and fulfillment Process as follows:

Sources of Availability of Raw Materials:

eliotex will be used in all our finished goods and will be purchased from our affiliate/licensor, RMF Global.

Raw materials to be Provided for our Floating Swimwear Products:

oááááá Eliotex

eliotex will be used to create the buoyant quality of our floating swimwear product.

oááááá Lycra

We will purchase Lycra from Yasha Fabrics which is located in Los Angeles, California. Lycra is an elastic polyurethane fiber or fabric used especially for close-fitting sports clothing and will be used for the outer shell and inside lining of our floating swimwear product.

oááááá Zippers

We will purchase zippers from Barbie International Corporation which is located in New York, New York.

The delivery time involved for these raw materials from the date of order to date of delivery is less than two weeks.

Raw materials to be provided for our Sleeping Bags and Stadium Pillow Products:

oááááá eliotex

eliotex will be used in our sleeping bags, Swimeez and stadium pillow products as insulation and to provide buoyancy to these products.

oááááá Rip Stop Nylon

We will purchase Rip stop Nylon from Roberts Textile Company located in New York, New York.á Rip Stop Nylon is a manufactured fiber that is strong and is resistant to both abrasion and damage from many chemicals.á Rip Stop Nylon fabric is non-absorbent, durable, fast drying, resistant to moths and other insects, water, perspiration and standard dry cleaning agents.á The Rip Stop Nylon fabric also contains an added nylon cross weave to prevent tearing of the material.á Rip Stop Nylon is commonly used in womenÆs hosiery, knitted o woven lingerie, socks and sweaters, rugs and carpets, sleeping bags, duffle bags, racquet strings, and fishing lines.á Rip Stop Nylon is used in our sleeping bags and stadium pillow products as the exterior shell.

oááááá Nylon polyester tricot

We will purchase nylon tricot from Roberts Textile Company or Fab Industries, both of which are located in New York, New York.á Nylon tricot is made from very fine or single yarns, providingá a suede-like texture.á Nylon tricot is typically used for underwear, sportswear, bathing suits and gloves.á Nylon tricot is used in our sleeping bags as the inside lining.

oááááá Compression sacks

We will purchase compression sacks from Equinox located in Williamsport, Pennsylvania.á Compression sacks are small Rip Stop Nylon bags, approximately 12 inches by 8 inches.á They are separate from our sleeping bag and are used to compress our sleeping bag when not in use.á Rip Stop Nylon is the sole component of the compression sacks.

oááááá Mossy Oak Break and New Break-Up Camouflage Patterns

We will purchase Mossy Oak Break and New Break Up camouflage patterns from Haas Outdoors, Inc. for the outside portion of our stadium pillow products.

Raw Materials to be provided for our Jackets, Windshirts, and Ball Caps:

o        eliotex

ááááááááááááááá eliotex will be used to provide insulation in our jackets, windshirts, and ball caps.

oááááááá Polyester peached micorfiber

We will purchase polyester peached microfiber which is a type of grade microfiber from Roberts Textile Company located in New York, New York.á It is durable and water repellent treated for our jackets, windshirts, and ball caps.

oááááááá Rib Knit

áááá We will purchase rib knit for our jackets, windshirts and ball caps from Green Mountain located in Knitter, Vermont.á Rib knit is a mix of cotton and Lycra and is elastic and is used for the trip around the collars, waistbands and cuffs.

The delivery time involved for our new raw materials from the date of order to the date of delivery is less than one week for all stocked materials.á Non-stocked materials or special orders may take up to two weeks for delivery.

The only ôraw productö we store on a continual basis is ôeliotexö which we store in our warehouse.á Our warehouse space is sufficient for our storage of eliotex.á For the other raw materials that are below 1000 piece goods, we have the materials shipped directly to the sub-manufacturer.á For production runs in excess of 1000 piece goods, we arrange for the raw materials to be shipped to our warehouse facility, which is sufficient for that use; thereafter, we distribute to the sub-manufacturer the quantity needed for each production run and we store the remaining quantity.á Payment typically will be due on an average of 30 to 60 days after receipt of the raw materials by our sub-manufacturer or our warehouse facility.á Our Indonesia based manufacturer, PT.á Lidya & amp; Natalia, has sole discretion in the sourcing and ordering of raw materials for their production runs, the costs of which we reimburse them.

Manufacturing

Swimeez Products

Our completed Swimeez swim suit products are sub-manufactured by R& M Apparel located in Gallitzen, Pennsylvania.

Sleeping Bag Products

Our completed sleeping bag products are sub-manufactured by Equinox located in Williamsport, Pennsylvania.

Stadium Pillow, Ballcap, and Jacket Products:

Our completed Stadium Pillow, ball cap, and jacket products are sub-manufactured by PT.á Lidya & Natalia located in Sidoarjo, Indonesia.á Because the predominant function of the Stadium Pillows is a sleeping bag, they are imported as sleeping bags.á Indonesia does not impose quotas that limit the time period or quantity of items which can be imported.á The United States Customs Service imposes a 9% importation duty for Indonesia based goods imported into the United States.

Windshirts

Our completed wind shirt products are sub-manufactured by CMT Contractors located in Butler, Pennsylvania.

We have no verbal or written agreements or long term agreements with any of our sub-manufacturers, and we do not plan to obtain such agreements.á Our sub-manufacturers manufacture our products on a per order basis.

February 2004 to September 2004

Product Design and Development

We plan to expand our sleeping bag and floating swimwear products and research and develop other apparel and accessory items containing ôeliotexö.á We plan to continually evaluate trends, monitor the needs and desires of consumers by conducting customer purchase follow-up, ongoing market research, and maintaining open channels of communication with our distributor retailers and manufacturer representatives.á We plan to consult with our sub-manufacturers and raw material suppliers regarding the development and use of new materials and the enhancement of our product designs.á In addition, we will continually evaluate our product lines for proper positioning in the marketplace, by:

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

o        Sample manufactured û The manufacturer constructs one or a few of the sample garments by combining and sewing the appropriate materials as specified in the design presentation;

o        Sample testing û We plan to forward the sample garment to Vartest Laboratories, Inc. for testing regarding weight, water repellency, and thermal insulation properties or other aspects depending on the type of product being tested and product functions.á In addition, our Officers and Directors will be asked to use the prototype products to provide feedback to the designer of the product and possible product improvements; and

o        Final manufacturing plans submitted to manufacturer for production sample.

Based on previous product development experience, we expect that our product development cycle, from initial design to product introduction will take three to twelve months, depending upon the complexity of the design and associated testing.á Based on our previously established relationships with garment manufacturers, we estimate new product design and development costs at roughly $5,000 per new item.á We estimate that we will develop no more than two new products during our Plan of Operations from February 2004 to September 2004.á We have not yet designed or commenced development of any new products.

Although we are not currently developing products that will contain eliotex for use in the military and airline industries, we may do so in the future.á Because eliotex has insulation and water repellent properties, it potentially has widespread application to products that may be used by the military and airline industries, such as additional sleeping bag products or flotation devices.á We anticipate that we will not begin to develop such products until we have effectively penetrated the sporting goods market or established sufficient market share that enables us to allocate resources for this type of industry specific application development and material testing procedures, which we do not anticipate until we complete our Plan of Operations over the next 12 months as detailed above.

Our Plan of Operations is dependent upon our ability to generate revenues to fund our operations; however, our revenues may be insufficient to provide adequate funding.á If our revenues are insufficient, Joseph Riccelli, our Chief Executive Officer, and Frank Riccelli, our President, have verbally agreed to loan us sufficient funds to meet our Plan of Operations or Alternative Plans of Operation.á Messrs. Joseph and Frank Riccelli have further verbally agreed to loan us sufficient funds at no interest, with no specified term for the repayment of the loan. áWe may seek financing through traditional bank financing.á However, because we are a development stage company with a poor financial condition, financial institutions may no provide us with financing, in which case we may have to curtail or cease our operations and you may lose your entire investment.

Liquidity and Capital Resources January 31, 2004

Cash at January 31, 2004 amounted to $27,725.á We have experienced significant losses from our operations.á Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.á Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing.á Our failure to secure financing or expand our operations may result in our not being able to continue as a going concern.á For the period ended January 31, 2004, we incurred a net loss of $129,284 and a net loss of $3,105,514 since inception.á The net loss since inception includes (1) losses on transactions in which Company common stock was issued in exchange for services and (2) interest accrued on the note payable to RMF Global.á The net loss since inception attributable to the stock for services transactions amounts to $2,427,625 and the net loss since inception attributable to the interest on the note amounts to $233,105.

ITEM 3.á CONTROLS AND PROCEDURES

As of January 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.á Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of January 31, 2004.

There have been no significant changes in our internal control over financial reporting during the quarter ended January 31, 2004, or subsequent to January 31, 2004, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II û OTHER INFORMATION

ITEM 6.á EXHIBITS AND REPORTS ON FORM 8-K

(a)áááááááááá Exhibits:

Numberááááááááááááááááá Description

3.1áááááááááááááááááááááááááá Certificate of Incorporation*

3.2áááááááááááááááááááááááááá Bylaws*

4ááááááááááááááááááááááááááááá Specimen Stock Certificate*

5ááááááááááááááááááááááááááááá Opinion of Hamilton, Lehrer & Dargan, P.A.***

10.1áááááááá Agreement between us and RMF Global, Inc.

10.2áááááááá Exclusive Agency, Distribution and Marketing Agreement between RMF Global and Mr. Ko-Myung Kim

10.3áááááááááááááááááááááááá Agreement between us and C. Dillow & Company, Inc.*

10.5áááááááááááááááááááááááá Agreement between Innovative Designs, Inc. and Haas Outdoors, Inc.**

10.6áááááááááááááááááááááááá Letter of commitment from Innovative Designs, Inc. to Victory Junction Gang Camp**

23.1áááááááááááááááááááááááá Consent of Malone $amp; Bailey PLLC, Certified Public Accountants****

23.2áááááááááááááááááááááááá Consent of Hamilton, Lehrer & Dargan P.A.

31.1áááááááááááááááááááááááá Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1áááááááááááááááááááááááá Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99ááááááááááááááááááááááááááá Test results from Vartest Lab*

*Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003

**Previously filed as exhibits to Registration Statement on Form SB-2 Amendment 2 filed on July 8, 2003

***Previously filed as exhibit to Registration Statement on Form SB-2 Amendment 3 filed on August 7, 2003

****Previously filed as exhibit to Registration Statement on Form SB-2 Amendment 4 filed on September 9, 2003

We hereby incorporate the following additional documents by reference:á (a) our Registration Statement on Form SB-2 and all amendments thereto which was filed on March 11, 2003, and amended on May 22, 2003, July 8, 2003, August 7, 2003, and September 9, 2003; (b) our Form 8-K filed on September 29, 2003 and amended on October 27, 2003; and (c) our Form 10-KSB filed on February 10, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE DESIGNS, INC.

ááááááááááááááá /s/ Joseph Riccelliáááááááááááááááááááááááááááááááááááááááááááááá

By:ááááááááá Joseph Riccelli

ááááááááá Chief Executive Officer

ááááááááááááááá /s/ Anthony Fonziááááááááááááááá ááááááááááááááááááááááááááááááááááááááááááááááá

By:ááááááááá Anthony Fonzi

ááááááááá Chief Financial Officer, Principal

Accounting Officer, and Director

Date:áááááá 3/16/04

Exhibit 32.1

CERTIFICATIONS

I, Joseph Riccelli, certify that:

1.áááááááá I have reviewed this quarterly report on Form 10-QSB of Innovative Designs, Inc.;

2.áááááááá Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.áááááááá Basked on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Innovative Designs, Inc. as of, and for, the periods presented in this report;

4.áááááááá The registrantÆs other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a û 15(e) and 15d û 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a û 15(f) and 15d û 15(f)) for Innovative Designs, Inc. and have:

(a)áááááá Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Innovative Designs, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)áááááá Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)áááááá Evaluated the effectiveness of Innovative Designs, Inc.Æs disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based n such evaluation; and

(d)áááááá Disclosed in this report any change in Innovative Designs, Inc.Æs internal control over financial reporting that occurred during the small business issuerÆs most recent fiscal quarter (the small business issuerÆs fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuerÆs internal control over financial reporting; and

5.áááááááá The registrantÆs other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Innovative Designs, Inc.Æs board of directors (or persons performing the equivalent functions):

(a)áááááá All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Innovative Designs, Inc.Æs ability to record, process, summarize and report financial information; and

(b)áááááá Any fraud, whether or not material, that involves management or other employees who have a significant role in Innovative Designs, Inc.Æs internal control over financial reporting.

ááááááááááááááá /s/ Joseph Riccelliáááááááááááááááááááááááááááááááááááááááááááááá ááááááááááááááá Date:áááááá 3/16/04áá ááááááááááááááá

By:ááááá Joseph Riccelli

ááááááááááá Chief Executive Officer

Exhibit 32.1

CERTIFICATIONS

I, Anthony Fonzi, certify that:

1.áááááááá I have reviewed this quarterly report on Form 10-QSB of Innovative Designs, Inc.;

2.áááááááá Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.áááááááá Basked on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Innovative Designs, Inc. as of, and for, the periods presented in this report;

4.áááááááá The registrantÆs other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a û 15(e) and 15d û 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a û 15(f) and 15d û 15(f)) for Innovative Designs, Inc. and have:

(a)áááááá Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Innovative Designs, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)áááááá Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)áááááá Evaluated the effectiveness of Innovative Designs, Inc.Æs disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based n such evaluation; and

(d)áááááá Disclosed in this report any change in Innovative Designs, Inc.Æs internal control over financial reporting that occurred during the small business issuerÆs most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuerÆs internal control over financial reporting; and

5.áááááááá The registrantÆs other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Innovative Designs, Inc.Æs board of directors (or persons performing the equivalent functions):

(a)áááááá All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Innovative Designs, Inc.Æs ability to record, process, summarize and report financial information; and

(b)áááááá Any fraud, whether or not material, that involves management or other employees who have a significant role in Innovative Designs, Inc.Æs internal control over financial reporting.

ááááááááááááááá /s/ Anthony Fonziááááááááááááááááááááááááááááááá ááááááááááááááá ááááááááááááááá ááááááááááááááá Date:áááááá 3/16/04áá ááááááááááááááá

By:ááááááááá Anthony Fonzi, Chief Financial Officer,

Principal Accounting Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the ôCompanyö) for the period ended January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the ôReportö), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o        the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ááááááááááááááá /s/ Joseph Riccelliáááááááááááááá ááááááááááááááááááááááááááááááá ááááááááááááááá Date:áááááá 3/16/04áá ááááááááááááááá

By:ááááá Joseph Riccelli

ááááááááááá Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the ôCompanyö) for the period ended January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the ôReportö), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o        the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ááááááááááááááá áááááááá /s/ Anthony Fonziáááááá ááááááááááááááá ááááááááááááááá ááááááááááááááá Date:áááááá 3/16/04áááááááááááááááááá

By:ááááááááá Anthony Fonzi

Chief Financial Officer, Principal

Accounting Officer, and Director