Form 10QSB
period 2004-04-30
INNOVATIVE DESIGNS INC
filed 2004-06-14
CIK 1190370

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY THREE MONTH PERIOD ENDED APRIL 30, 2004:

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ to _________________

COMMISSION FILE NUMBER: 333-103746

#

INNOVATIVE DESIGNS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0465528 (IRS Employer Identification No.)

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
As of April 30, 2004, there were 17,500,625 shares of the registrant's common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

#

INNOVATIVE DESIGNS, INC.

#

PART 1 - FINANCIAL INFORMATION

INNOVATIVE DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

The information in this report for the three months ended April 30, 2004 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the "Company" considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Audited Financial Statements for the year ended October 31, 2003 in the Form 10SB as amended filed with the SEC on February 10, 2004.

Interim results are not necessarily indicative of results for the full fiscal year.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEET

as of April 30, 2004

(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$49,013
Accounts Receivable	2,006
Inventory	326,053
Due from related party	5,000
Total Current Assets		382,072

PROPERTY & EQUIPMENT, NET		72,961

TOTAL ASSETS		$455,033

#

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of long term debt	$6,659
Current portion of note payable to related party	618,183
Accounts Payable	4,314
Total Current Assets		629,156

LONG TERM LIABILITIES
Long term portion of debt	31,190
Long term portion of note payable to related party	236,364
Loan Payable to related party	71,000
Due to stockholder	46,000
Total Long Term Liabilities		384,554

TOTAL LIABILITIES		$1,013,710

STOCKHOLDER'S DEFICIT

Preferred stock, $.0001 par value, 100,000,000 shares authorized Common stock, $.001 par value, 500,000,000 shares authorized, 16,135,625 shares issued and outstanding	1,614
Additional paid in capital	2,690,896
(Deficit) accumulated during the development stage	(3,251,187)
Total Stockholder's Deficit	(558,677)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$455,033

#

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE QUARTER ENDED APRIL 30, 2004 AND FOR

THE PERIOD FROM INCEPTION (JUNE 25, 2002) TO APRIL 30, 2004

(Unaudited)

	Three Months Ended April 30, 2003 2004		Six Months Ended April 30, 2003 2004		Inception to April 30, 2004

Revenue	$2,199		$13,408	$15,589	$68,824

Operating Expenses:
Cost of sales	924		5,632	10,393	28,833
Non-cash stock compensation				1,050,000	2,429,030
Selling, general and administrative expenses	91,801	91,164	172,408	177,052	573,896
	92,725	91,164	178,040	1,237,445	3,031,759

(Loss) from operations	(90,526)	(91,164)	(164,632)	(1,221,856)	(2,962,935)

INTEREST EXPENSE:	55,147	45,897	110,325	74,659	288,252

Per share information–basic and fully dilluted	$(145,673)	$(137,061)	$(274,957)	$(1,296,515)	$(3,251,187)

Weighted Average Shares Outstanding	16,083,792	15,260,094	16,093,041	15,260,094	16,093,041

Net (loss) per share	$(0.009)	$(0.009)	$(0.017)	$(0.085)	$(0.202)

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASH FLOW

	Six Months Ended 2004	April 30, 2003	Inception to April 30, 2004
Cash flows from operating activities:
Net (loss)	(274,957)	(1,296,515)	(3,251,187)

Adjustments to reconcile net income to cash
provided by operating activities:
Common stock issued to founders	-		1,405
Common stock issued for services	-	1,050,000	2,427,625
Depreciation	6,226	2,151	14,315
Interest added to related party note	109,092	74,659	286,402
Changes in assets and liabilities:
Accounts receivable	2,814	(2,640)	(2,006)
Inventory	(40,799)	(179,461)	(326,053)
Deposits	-	38,500	-
Due to related party	3,500	(5,000)	(5,000)
Accounts Payable	28	(7,705)	4,314
Net cash (used in) operating activities	(194,096)	(326,011)	(850,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(18,405)	(42,276)
Purchase of license agreement	-	(50,000)	-
Net cash (used in) investing activities	-	(68,405)	(42,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable	(3,267)	-	(7,151)
Payment on related party note	-	-	(50,000)
Shareholder advances	15,000	-	46,000
Proceeds from loan payable to related party	71,000	-	71,000
Common stock shares issued for cash	86,900	350,250	881,625
Net cash provided by financing activities	169,633	350,250	941,474

Net increase (decrease) in cash	(24,463)	(44,166)	49,013

Cash – beginning	73,476	115,280	-
Cash – ending	49,013	71,114	49,013

Supplemental cash flow information:

Cash paid for interest	$601	-	$2,363

Non-cash investing and financing activities:

License agreement	-	-	$618,145
Property and equipment acquired with note payable	-	-	$ 45,000

INNOVATIVE DESIGNS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

APRIL 30, 2004

(Unaudited)

Note 1 – Basis of Preparation

The accompanying unaudited financial statements in the Form 10QSB are presented in accordance with the requirement of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s annual report on Form KSB for the year ended October 31, 2003.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2 – Earnings Per Share

The Company calculates net income (loss) per share as required by Statement Financial Accounting Standard No. 128, “Earnings per Share.”  Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

Note 3 – Stockholders’ Deficit

During the six month period ended April 30, 2004, the Company sold 68,450 shares of common stock for an average price of approximately $1.27 per share or $86,900.

Note 4 - Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period ended six month period ended April 30, 2004 and 2003, the Company incurred a net loss ($274,957) and ($1,296,515), respectively.  Since the Company’s inception, they have incurred a net loss from operations of ($3,251,187).  The Company has a working capital deficit of ($247,084) and a stockholders’ deficit of ($558,677) at April 30, 2004.  In addition, the Company has no significant revenue generating operations.

The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing.  Further, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

Note 5 – Notes to Financial Statements

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

ITEM 2.  PLAN OF OPERATIONS

Plan of Operations

The following discussion provides information that we believe is relevant to our Plan of Operations, and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB.  This discussion contains forward-looking statement based on our current expectations, assumptions, and estimates.  The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.”  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including:  (a) Our limited operating history and our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (b) If we are unable to obtain additional financing, we will be unable to proceed with our Plan of Operations and even if we obtain additional debt or equity financing, your equity interest in our stock will be diluted; (c) If RMF Global, Inc. violates the terms of its agreement with Ko-Myung Kim or we violate our agreement with RMF Global, Inc., we may have no eliotex by which to manufacture our products and  we will have to terminate our business, and you will lose your entire investment; (d) If our products are found to cause injury, have defects, or fail to meet industry standards, we will incur substantial litigation, judgment, product liability, and product recall costs, which will increase our losses and negatively affect our band name reputation and product sales; (e) Because we offer only six products and our competitors have a variety of products, we may not obtain consumer acceptance of our products, which may adversely affect our ability to generate revenues; (f) We have not established the Innovative Design brand name or the “idigear” label, and eliotex has little, if any, name recognition, which may prevent us from generating revenues and reduce the value of your investment; (g) we do not have written agreements with certain companies and persons providing us with services and instead receive such services on a per project basis; and (h) other risk factors discussed in our From SB-2 Registration Statement which is available for review at www.sec.gov.  The terms “we,” “our,” or “us” are used in this discussion refer to Innovative Designs, Inc.  Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital.  We anticipate spending cost in the following areas.

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

If we have any liabilities that we, or our President and/or Chief Executive Officer on our behalf, are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7 or Chapter 11 or liquidation under Chapter 7.  Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us.  If our creditors or we file for Chapter 7 or Chapter 11bankruptcy, our creditors will take priority over our shareholders.  If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take.  If any of these foregoing events occur, you could lose your entire investment in our shares.

Our Plan of Operations to Date:

Here is the status of our accomplishments in fulfilling our Plan of Operations to date:

Reviewing Professional Marketing Organizations:

From June 2002 to December 2002, our Chief Executive Officer, Joseph Riccelli, interviewed and considered approximately 10 professional marketing organizations for marketing, sales distribution, produce endorsements and promotion of our products.  In October 2002, MCM Communications, Inc., a marketing and advertising firm located in Pittsburgh, Pennsylvania, informed us that it would provide us with marketing and advertising services.  To date, this firm has developed and designed our initial web site, product literature, and the graphic design of “Point of Sale” displays.

Completion of Design, Prototype and Testing Phase of New Products:

In November 2002, we completed the design, prototype, and testing phase of our windshirts and our jackets.  In January 2003, we completed the design and testing phase of our ball caps.  We assumed no direct material costs associated with the testing, prototype, and testing of these products because:  (a) we did not utilize the services of any outside consultant or company for these purposes; (b) although we used the services of our Vice President of Sales and Marketing and Chief Executive Officer for these purposes, their efforts were part of their normal responsibilities; (c) prior to the time we had undertaken the design and prototype of these products, we had purchased for less than $1000; and (d) the testing of these products was performed in-house and were conducted by our Vice President of Sales and Marketing and Chief Executive Officer as part of their normal responsibilities.  The design, prototype, and testing of the Swimmeez, sleeping bag and stadium pillow products in which we had obtained an exclusive license to sell such products from our affiliated entity, RMF Global, had been completed by RMF Global.

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

Retailers:

In November 2002, the website retailer, Woodlandsoutdoorworld.com, began ordering our sleeping bag and wind shirt products on a wholesale basis for their retail sale.  In addition, Woodlands Outdoor World, a retail store, located in Farmington, Pennsylvania, began carrying our sleeping bag product and our wind shirt products and Nemacolin Woodlands Resort and Spa’s retail store located in Farmington, Pennsylvania began carrying our wind shirt product in its retail store.

In June 2003, the following retail stores began carrying our “Swimeez” products:

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

Manufacturers Agreement:

On June 16, 2003, we completed an agreement with Haas Outdoors, Inc. located in West Point, Mississippi, which grants a non-exclusive license in North America to manufacture or sell products or to have manufactured, and to sell Haas Outdoors licensed products.  In conjunction with the rights conferred to us in this agreement, we plan to use Haas Outdoors Mossy Oak fabric on the outside portion of our Stadium Pillow products using the trademarked and registered “Mossy Oak” pattern and “Mossy Oak” hang tags.

Under “Hire in House Employees for”

In February 2004, the Company hired Ms. Gina Leone on a full time basis based on a 40 hour work week.  She was previously employed by the Company on a part time basis.  Ms. Leone’s duties include but not limited to: development of marketing and advertising materials, press and media relations, and updating the Company’s web site.

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

Wholesaler only area disclosing confidential price list; and

o

Links to pertinent/affiliated websites, including a link to the Victory Junction Gang Camp’s website.

Develop and Initiate Online Marketing Campaign

We will utilize marketing professionals to focus on increasing our website page rank, which is the numerical location or position of our web site among search engine results.  BA Web Productions updates, expands, and develops our web site.  This ongoing campaign will start with search engine optimization strategies, and continue with banner advertisements and reciprocal linking campaigns with established web sites with complementary or relevant products and/or services to the company’s products.

Our online marketing campaigns will entail the following:

o

Reciprocal linking with well-established websites with related content and/or complementary products;

o

Issuance of press releases about our products to targeted on-line publications; and

o

Strategic placement of banner advertisements on websites.

Hire Sales People

In March 2004, the Company retained two additional independent sales representatives as independent contractors to the “idigear” label.  These salesmen will cover territories including but not limited to the eastern portion of the United States.  They will be compensated a 10% commission on all orders received.

Initially Contract with 5 Manufacturer Rep

In April 2004, the Company entered into an agreement with the manufacturer representative group Evernham Anderson & Associates of Indianapolis, Indiana for purposes of soliciting, promoting, and arranging sales of our products and otherwise represent the interests of the Company.

Design and Development of Literature, Displays, and Media Materials:

We will develop literature, point-of-sale and media materials in our attempt to integrate our products into large retail store outlets.  We will utilize marketing consultants to develop and implement professional photography and graphics, brochures, point-of-sale displays, mailers and literature, which we plan to use as a trade show exhibits, and sales tools for our sales representatives.  We estimate that our total expenditure in this area will be $60,000.

Develop and Initiate Print Advertising:

Throughout our Plan of Operations and as a congruent part of our overall marketing strategy, we intend to initiate our targeted print advertising campaign in specific newspapers, magazines, and trade journals.  We plan on beginning an advertising campaign with “Teaser Ads,” advertisements stating product and company information but not specific ads on one particular product, in outdoor publications and magazines along with trade show brochures.  Additionally we will utilize ad space in chain store news and inserted flyers.  We will utilize marketing/advertising agencies to assist in the design, development, printing, and distribution of these advertising campaigns, along with our Chief Executive Officer and Vice President of Sales and Marketing.

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

The Company entered into a strategic marketing and licensing agreement with Arnold Palmer Enterprises to market the idigear products containing eliotex throughout the golf industry.

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

o

Lead Generation – Accomplished through cold calling, follow-up contacts from tradeshows and mailers, and networking with outdoor gear and apparel industry associations;

o

Personal Presentations to Executives and Purchasing Departments of Targeted Retailers – Through these sales presentations, we will attempt to convince the retailer to purchase our products at wholesale prices for resale in their store or chain of stores.  The orientation of the presentation will be an introduction of the innovative aspects of our products, as well as the advantages of our products over some of our competitors.  For example, we will highlight the light weight, compactness, thermal insulation, and buoyancy features of eliotex used in our products.  These personal presentations of our products will be on-location at prospects’ facilities to executives and purchasing departments and will include a product display and a video demonstration of the products in use;

o

Order Acquisition and Management – Once the retailer places an order for products, the sales representative is responsible for managing the order fulfillment process, forwarding the purchase order to the distribution manage who will then arrange the shipping specifics, as well as coordinating the physical merchandising of our products on the shelves of the client stores.  By maintaining this hands-on approach, we will attempt to continue successful relationships with our distributors; and

o

Relationship Management – The sales representative is also responsible for maintaining on ongoing relationship with acquired distributors.  Our Vice President of Sales and Marketing will enforce a regimented account management program.  This program is to include monthly telephone contacts, and personal visits, once per six months minimum, with the distributor.

In the months of March and April 2004, the Company made presentations to the following national retailers that placed orders with Innovative Designs, Inc. for product delivery beginning August 2004 through the fall of 2005:

Dick’s Sporting Goods, Inc.

Pittsburgh, PA

Jay’s Sporting Goods

Clare, Michigan

In February 2004, Innovative Designs, Inc. licensed to MirTek, Inc. of Sparta, Michigan the right to purchase eliotex through Innovative Designs, Inc. for the manufacture of hunting apparel in the Intrigue and 3-D Leafy camouflage containing eliotex.

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

o

Rip Stop Nylon

We will purchase Rip stop Nylon from Roberts Textile Company located in New York, New York.  Rip Stop Nylon is a manufactured fiber that is strong and is resistant to both abrasion and damage from many chemicals.  Rip Stop Nylon fabric is non-absorbent, durable, fast drying, resistant to moths and other insects, water, perspiration and standard dry cleaning agents.  The Rip Stop Nylon fabric also contains an added nylon cross weave to prevent tearing of the material.  Rip Stop Nylon is commonly used in women’s hosiery, knitted o woven lingerie, socks and sweaters, rugs and carpets, sleeping bags, duffle bags, racquet strings, and fishing lines.  Rip Stop Nylon is used in our sleeping bags and stadium pillow products as the exterior shell.

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

The only “raw product” we store on a continual basis is “eliotex” which we store in our warehouse.  Our warehouse space is sufficient for our storage of eliotex.  For the other raw materials that are below 1000 piece goods, we have the materials shipped directly to the sub-manufacturer.  For production runs in excess of 1000 piece goods, we arrange for the raw materials to be shipped to our warehouse facility, which is sufficient for that use; thereafter, we distribute to the sub-manufacturer the quantity needed for each production run and we store the remaining quantity.  Payment typically will be due on an average of 30 to 60 days after receipt of the raw materials by our sub-manufacturer or our warehouse facility.  Our Indonesia based manufacturer, PT.  Lidya & amp; Natalia, has sole discretion in the sourcing and ordering of raw materials for their production runs, the costs of which we reimburse them.

Manufacturing

Swimeez Products

Our completed Swimeez swim suit products are sub-manufactured by R& M Apparel located in Gallitzen, Pennsylvania.

Sleeping Bag Products

Our completed sleeping bag products are sub-manufactured by Equinox located in Williamsport, Pennsylvania.

Stadium Pillow, Ballcap, and Jacket Products:

Our completed Stadium Pillow, ball cap, and jacket products are sub-manufactured by PT.  Lidya & Natalia located in Sidoarjo, Indonesia.  Because the predominant function of the Stadium Pillows is a sleeping bag, they are imported as sleeping bags.  Indonesia does not impose quotas that limit the time period or quantity of items which can be imported.  The United States Customs Service imposes a 9% importation duty for Indonesia based goods imported into the United States.

Windshirts

Our completed wind shirt products are sub-manufactured by CMT Contractors located in Butler, Pennsylvania.

We have no verbal or written agreements or long term agreements with any of our sub-manufacturers, and we do not plan to obtain such agreements.  Our sub-manufacturers manufacture our products on a per order basis.

Product Design and Development

We plan to expand our sleeping bag and floating swimwear products and research and develop other apparel and accessory items containing “eliotex”.  We plan to continually evaluate trends, monitor the needs and desires of consumers by conducting customer purchase follow-up, ongoing market research, and maintaining open channels of communication with our distributor retailers and manufacturer representatives.  We plan to consult with our sub-manufacturers and raw material suppliers regarding the development and use of new materials and the enhancement of our product designs.  In addition, we will continually evaluate our product lines for proper positioning in the marketplace, by:

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

o

Sample manufactured – The manufacturer constructs one or a few of the sample garments by combining and sewing the appropriate materials as specified in the design presentation;

o

Sample testing – We plan to forward the sample garment to Vartest Laboratories, Inc. for testing regarding weight, water repellency, and thermal insulation properties or other aspects depending on the type of product being tested and product functions.  In addition, our Officers and Directors will be asked to use the prototype products to provide feedback to the designer of the product and possible product improvements; and

o

Final manufacturing plans submitted to manufacturer for production sample.

Based on previous product development experience, we expect that our product development cycle, from initial design to product introduction will take three to twelve months, depending upon the complexity of the design and associated testing.  Based on our previously established relationships with garment manufacturers, we estimate new product design and development costs at roughly $5,000 per new item.  We estimate that we will develop no more than two new products during our Plan of Operations from February 2004 to September 2004.  We have not yet designed or commenced development of any new products.

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

Intellectual Property

In April 2004 the Company received the ™ and ® for the mark “i.d.i.gear” from the United States Patent and Trademark Office.

Liquidity and Capital Resources

Cash at April 30, 2004 amounted to $49,013.  We have experienced significant losses from our operations.  Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing.  Our failure to secure financing or expand our operations may result in our not being able to continue as a going concern.  For the period ended April 30, 2004, we incurred a net loss of $145,673 and a net loss of $3,251,187 since inception.  The net loss since inception includes (1) losses on transactions in which Company common stock was issued in exchange for services and (2) interest accrued on the note payable to RMF Global.

ITEM 3.  CONTROLS AND PROCEDURES

As of April 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of April 30, 2004.

There have been no significant changes in our internal control over financial reporting during the quarter ended April 30, 2004, or subsequent to April 30, 2004, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended April 30, 2004, the Company sold 50,000 shares of its common stock to Anthony Kesslock for a price of $1.00 per share.  The Company relied upon the exemption under Section 4(2) of the Securities Act of 1933 because the sale did not involve a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits:

Number

Description

3.1

Certificate of Incorporation*

3.2

Bylaws*

4

Specimen Stock Certificate*

5

Opinion of Hamilton, Lehrer & Dargan, P.A.***

10.1

Agreement between us and RMF Global, Inc.

10.2

Exclusive Agency, Distribution and Marketing Agreement between RMF Global and Mr. Ko-Myung Kim

10.3

Agreement between us and C. Dillow & Company, Inc.*

10.5

Agreement between Innovative Designs, Inc. and Haas Outdoors, Inc.**

10.6

Letter of commitment from Innovative Designs, Inc. to Victory Junction Gang Camp**

23.1

Consent of Malone $amp; Bailey PLLC, Certified Public Accountants****

23.2

Consent of Hamilton, Lehrer & Dargan P.A.

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

INNOVATIVE DESIGNS, INC.

/s/ Joseph Riccelli

By:

Joseph Riccelli

Chief Executive Officer

/s/ Anthony Fonzi

By:

Anthony Fonzi

Chief Financial Officer, Principal

Accounting Officer, and Director

Date:

6/14/04

Exhibit 32.1

CERTIFICATIONS

I, Joseph Riccelli, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Innovative Designs, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Basked on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Innovative Designs, Inc. as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) for Innovative Designs, Inc. and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Innovative Designs, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of Innovative Designs, Inc.’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based n such evaluation; and

(d)

Disclosed in this report any change in Innovative Designs, Inc.’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Innovative Designs, Inc.’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Innovative Designs, Inc.’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in Innovative Designs, Inc.’s internal control over financial reporting.

/s/ Joseph Riccelli

Date:

6/14/04

By:

Joseph Riccelli, Chief Executive Officer

Exhibit 32.1

CERTIFICATIONS

I, Anthony Fonzi, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Innovative Designs, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Basked on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Innovative Designs, Inc. as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) for Innovative Designs, Inc. and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Innovative Designs, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of Innovative Designs, Inc.’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based n such evaluation; and

(d)

Disclosed in this report any change in Innovative Designs, Inc.’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Innovative Designs, Inc.’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Innovative Designs, Inc.’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in Innovative Designs, Inc.’s internal control over financial reporting.

/s/ Anthony Fonzi

Date:

6/14/04

By:

Anthony Fonzi, Chief Financial Officer,

Principal Accounting Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended April 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Riccelli

Date:

6/14/04

By:

Joseph Riccelli

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended April 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         /s/ Anthony Fonzi

Date:

6/14/04

By:

Anthony Fonzi

Chief Financial Officer, Principal

Accounting Officer, and Director