Form 10QSB
period 2004-07-31
INNOVATIVE DESIGNS INC
filed 2004-09-21
CIK 1190370

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY THREE MONTH PERIOD ENDED JULY 31, 2004:

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ to _________________

COMMISSION FILE NUMBER: 333-103746

#

INNOVATIVE DESIGNS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0465528 (IRS Employer Identification No.)

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
As of July 31, 2004, there were 16,882,625 shares of the registrant's common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

#

INNOVATIVE DESIGNS, INC.

#

PART 1 - FINANCIAL INFORMATION

INNOVATIVE DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

The information in this report for the three months ended July 31, 2004 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the "Company" considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Audited Financial Statements for the year ended October 31, 2003 on the Form 10-KSB filed with the SEC on February 10, 2004.

Interim results are not necessarily indicative of results for the full fiscal year.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEET

as of July 31, 2004

(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$98,151
Inventory	363,356
Due from related party	5,000
Total Current Assets		466,507

PROPERTY & EQUIPMENT, NET		69,848

TOTAL ASSETS		$536,355

#

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long term debt	$8,476
Current portion of note payable to related party	672,729
Note payable	100,000
Accounts payable	6,232
Loan payable	6,000
Total Current Assets		793,437

LONG TERM LIABILITIES:
Long term portion of debt	25,903
Long term portion of note payable to related party	236,364
Loan payable to related party	71,000
Due to stockholder	46,000
Total Long Term Liabilities		379,267

TOTAL LIABILITIES		$1,172,704

STOCKHOLDER'S DEFICIT
Preferred stock, $.0001 par value, 100,000,000 shares authorized Common stock, $.001 par value, 500,000,000 shares authorized, 15,467,625 shares issued and outstanding	1,547
Additional paid in capital	1,171,483
(Deficit) accumulated during the development stage	(1,809,379)
Total stockholder's (deficit)	(636,349)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$536,355

#

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE QUARTER ENDED JULY 31, 2004 AND FOR

THE PERIOD FROM INCEPTION (JUNE 25, 2002) TO JULY 31, 2004

(Unaudited)

	Three Months Ended July 31, 2004 2003		Nine Months Ended July 31, 2004 2003		Inception to July 31, 2004

REVENUE	$6,061	$32,206	$19,469	$47,795	$74,885

OPERATING EXPENSES:
Cost of sales	2,546	18,679	8,178	29,072	31,379
Non-cash stock compensation	(1,600,000)	-	(1,600,000)	1,050,000	829,030
Selling, general and administrative expenses	106,591	79,750	278,999	256,802	680,487
	(1,490,863)	98,429	(1,312,823)	1,335,874	1,540,896

Income (loss) from operations	1,496,924	(66,223)	1,332,292	(1,288,079)	(1,466,011)

INTEREST EXPENSE:	55,116	50,247	165,441	124,906	343,368

NET INCOME (LOSS)	$1,441,808	$(116,470)	$1,166,851	$(1,412,985)	$(1,809,379)

Per share information– basic and fully diluted

Weighted Average Shares Outstanding	17,639,462	15,553,875	16,318,323	15,479,685	14,284,193

Net (loss) per share	(0.08)	(0.01)	0.07	(0.09)	(0.13)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

Six Months Ended July 31, 2004 and 2003, Period from Inception to July 31, 2004

(Unaudited)

	Nine Months Ended July 31, 2004 2003		Inception to July 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$1,166,851	$(1,412,985)	$(1,809,379)

Adjustments to reconcile net income to cash
provided by operating activities:
Common stock issued to founders	-	-	1,405
Common stock issued for services	(1,600,000)	1,050,000	827,625
Depreciation	9,339	5,745	17,428
Interest added to related party note	163,638	124,659	340,948
Changes in operating assets and liabilities:
Accounts receivable	4,820	(4,820)	-
Inventory	(78,102)	(213,523)	(363,356)
Deposits	-	77,000	-
Due to related party	3,500	(5,000)	(5,000)
Accounts Payable	1,946	(5,543)	6,232
Net cash (used in) operating activities	(328,008)	(384,467)	(984,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(24,520)	(42,276)
Purchase of license agreement	-	(50,000)	-
Net cash (used in) investing activities	-	(74,520)	(42,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable	(6,737)	(1,204)	(10,621)
Payment on related party note	-	-	(50,000)
Shareholder advances	15,000	7,000	46,000
Proceeds from short term debt	100,000	-	100,000
Proceeds from loan payable to related party	71,000	-	71,000
Proceeds from long-term debt	-	-	-
Proceeds from note payable	6,000	-	6,000
Common stock shares issued for cash	167,420	350,250	962,145
Net cash provided by financing activities	352,683	356,046	1,124,524

Net increase (decrease) in cash	(24,675)	(102,941)	98,151

Cash – beginning	73,476	115,280	-
Cash – ending	$ 98,151	$ 12,339	$ 98,151

Supplemental cash flow information:

Cash paid for interest	$ 803	$ 247	$ 2,550

Non-cash investing and financing activities:

License agreement	$ -	$ -	$618,145
Property and equipment acquired with note payable	$ -	$ -	$ 45,000

INNOVATIVE DESIGNS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

JULY 31, 2004

(Unaudited)

1.

BASIS OF PREPARATION

The accompanying unaudited financial statements in the Form 10QSB are presented in accordance with the requirement of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s annual report on Form 10KSB for the year ended October 31, 2003.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.

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

3.

STOCKHOLDERS’ DEFICIT

During the nine month period ended July 31, 2004, the Company sold 132,000 shares of common stock for an average price of approximately $0.61 per share or $80,520.

During July 2004, the Company issued 100,000 shares of common stock for services valued at $2.00 per share or $200,000.  These shares were returned to the Company for nonperformance of the services.  In addition, 800,000 previously issued during 2003 for services valued at $2.00 were also returned to Company for nonperformance.

The cost of these services was charged to operations and additional paid in capital was increased by $1,599,920 representing the excess of cost of the services over the par value of the common stock issued.  In conjunction with the return of the common stock, non-cash stock compensation was reduced by $1,600,000 and additional paid in capital by $1,599,920.

4.

DEBT

During July 2004, the Company borrowed $100,000 from an individual with interest at 8.00%.  The loan plus interest is payable in October 2004.  The loan proceeds were used to fund operations.

5.

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company continues to experience significant losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the nine month period ended July 31, 2004 and 2003, the Company incurred a net loss ($433,149) and ($1,412,986), respectively.  Since the Company’s inception, they have incurred a net loss from operations of ($3,409,379).  The Company has a working capital surplus of $202,540 and a stockholders’ deficit of ($636,349) at July 31, 2004.  In addition, the Company has no significant revenue generating operations.

The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing.  Further, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company continues to pursue equity financing for its operations.  Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able to pay its obligations.

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

The Company received orders from the following retailers to take deliver in the months of August and September 2004.  The products are the new idigear hunting line and selected licensed collegiate merchandise.

o

Dicks Sporting Goods

o

Pittsburgh Panthers Store/Peterson Event Center/University of Pittsburgh

o

Salooms Department Store

On May 15, 2004 the Company entered into a strategic marketing agreement for product endorsement wit the “Duck Zone”; a televised hunting series to be aired on the Sportsman Channel beginning in November 2004.  Innovative Designs, Inc. will provide the clothing for the show participants/outfitters in exchange for product advertising and branding.

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

The Company hired two in-house sales account representatives as independent contractors to call on regional/national sales accounts focusing on the hunting industry and corporate promotional products accounts.  These sales reps will be compensated on a draw against commission basis at a rate of $500 per month.  These individuals will not receive any additional benefits from the company and will work in the first three months on a  probationary basis.

Initially Contract with 5 Manufacturer Representatives

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

In the months of July and August 2004, the Company received non-paid product coverage and reviews from industry publications, as follows:

o

Archery Business:  May/June issue

o

Bowhunting Whitetails:  August

o

Bowhunting Equipment Buyers Guide:  July

o

Deer Hunters Equipment 2004 Buyers Guide

o

Textile Industry News:  July

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

In the month of June, 2004 the Company manned a booth at the Sports, Inc. buying show held in Indianapolis, IN August 26-28, 2004.  This show focused on the spring 2005 season, taking orders for delivery of products in spring 2005.  The Company displayed the hunting line containing the eliotex material.

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

Intellectual Property

In April 2004 the Company received the ™ and ® for the mark “i.d.i.gear” from the United States Patent and Trademark Office.

ITEM 3.  CONTROLS AND PROCEDURES

As of July 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of July 31, 2004.

There have been no significant changes in our internal control over financial reporting during the quarter ended July 31, 2004, or subsequent to July 31, 2004, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended July 31, 2004, the Company sold 33,000 to Patrick E. Murphy for a price of $0.61 per share.

During the quarter ended July 31, 2004, the Company sold 33,000 to David H. Lennox for a price of $0.61 per share.

During the quarter ended July 31, 2004, the Company sold 33,000 to James J. Kearney for a price of $0.61 per share.

During the quarter ended July 31, 2004, the Company sold 33,000 to Anthony J. Kesslak for a price of $1.00 per share.

During the quarter ended July 31, 2004, the Company sold 33,000 to Marc H. Nathan for a price of $0.61 per share.

The Company relied upon the exemption under Section 4(2) of the Securities Act of 1933 for these sales because the sales did not involve a public offering.

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

(b)

Reports on Form 8-K.  The Company filed a report on Form 8-K on June 29, 2004 to report that Louis Plung & Company had been engaged to act as the Company’s independent certified public accountants effective May 6, 2004.

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

9/14/04

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

9/14/04

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

9/14/04

By:

Anthony Fonzi, Chief Financial Officer,

Principal Accounting Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended July 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Riccelli

Date:

9/14/04

By:

Joseph Riccelli

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended July 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         /s/ Anthony Fonzi

Date:

9/14/04

By:

Anthony Fonzi

Chief Financial Officer, Principal

Accounting Officer, and Director