Form 10KSB
period 2004-10-31
INNOVATIVE DESIGNS INC
filed 2005-01-31
CIK 1190370

Unknown;

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X)

Annual report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended October 31, 2004

(  )

Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the Transition period from _______ to ________.

Commission file number:                          333-103746

Innovative Designs, Inc.

(Exact name of registrant as specified in its charter)

Delaware

03-0465528

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification Number)

223 North Main Street, Suite 1

Pittsburgh, Pennsylvania  15215

(Address and zip code of principal executive offices)

(412) 799-0350

(Registrant’s telephone number including area code)

Securities to be registered pursuant to Section 12(b) of the Exchange Act:

________________

Securities to be registered pursuant to Section 12(g) of the Exchange Act:

__________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

  X

No

___

Check if no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    X

The issuer’s revenues for its most recent fiscal year were $71,999.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $10,581,308 as of January 7, 2005.

The number of shares of the issuer’s common stock outstanding, as of January 7, 2005 was 17,066,625.

Transitional Small Business Disclosure Format:

Yes

____

No

  X

PART I

[Items 6 - 12 of Model B of Form 1-A]

ITEM 6.

DESCRIPTION OF BUSINESS.

We are a development stage company. We were incorporated in the State of Delaware on June 25, 2002 to market recreational products that are made from eliotex, a material with buoyancy and thermal resistant properties.  Since our formation and as more fully explained on pages 38-48 of this Form 10-KSB, we have devoted our efforts to:

•

Formulating and developing our business plan;

•

Raising capital through a private placement of our stock;

•

Developing our marketing plan;

•

Developing our web site;

•

Negotiating and completing our sublicense agreement with RMF Global;

•

Completing the development, design, and prototypes of certain products;

•

Leasing warehouse space for our inventory, eliotex, and other raw materials;

•

Obtaining retail stores to offer and sell our products;

•

Executing an agreement with a manufacturers representative group to sell our products to retail chains;

•

Obtaining services from third parties for our participation in trade shows; and

•

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

•

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

•

Sleeping Bag Products. Our sleeping bag products, available in both rectangular and mummy styles, are water resistant, windproof and weigh less than 2 pounds each.  The eliotex insulation enables our sleeping bags to have a temperature rating of 15 degrees to 20 degrees Fahrenheit.  We offer our sleeping bag product in black and camouflage colors.

•

Stadium Pillow. The use of eliotex in this product provides protection from weather conditions such as rain and cold.  By altering the configuration of the folds and zippers, the product can be used as a:

•

Stadium seat cushion or pillow;

•

Thermal rain parka with a zip-out hood;

•

Sleeping Bag;

•

Flotation Raft; and

•

Double Comforter.

We use eliotex to provide protection from harsh weather conditions in the following products which we developed:

•

Windshirts. Our windshirts are available in only one style and in five colors: grey, navy, red, black, and khaki.

•

Jackets. Our jackets are available in only one style and in five colors: grey, navy, red, black, and khaki.

•

Ball Caps. Our ball caps are available in only one style and one color, navy blue.

Products in Development Stage

In December 2003, we completed the design, prototype, and testing of certain hunting line apparel and accessories, which we are in the development stage of introducing into our existing "i.d.i.gear" line. These products utilize the Mossy Oak / Haas Outdoors, Inc. camouflage fabric and our eliotex fabric and are intended for the hunting outdoor apparel industry. The apparel products in this development stage are:

•

six pocket pants which are styled similar to cargo pants;

•

1/2 zip pullover jacket with collar;

•

parka jacket;

•

fleece jacket;

•

guide series shirt, which is similar in style to a button down collar long sleeved oxford style shirt;

•

bib coveralls in light weight; and

•

bib coveralls in arctic weight which contains two layers of eliotex.

In addition, we are in the development stage of introducing an accessory product which is a "waterfowl" floating fishing bag/cooler.

These prototypes were manufactured at the facility we currently utilize in Indonesia. We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes; (b) although we used the services of our Chief Executive Officer and Vice President of Sales and Marketing for these purposes, their efforts were part of their normal responsibilities; (c) prior to the time we had undertaken to design and prototype of these products, we purchased the materials to accomplish these tasks, and the cost of these materials did not exceed $1000; and (d) the testing of these products was performed in the "field" by our employees and our Manufacturer's Representative group, Havel-Giarusso and Associates, as part of their normal responsibilities.

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

Under the agreement, we must pay RMF Global $1,250,000 for the grant of the sublicense, consisting of a $50,000 down payment which we have already paid and three annual payments of $400,000, payable in November 2003, 2004, and 2005.  The November 2003 and 2004 payments have been paid as of the filing date of the Form 10(KSB).  Additionally, we must use our best efforts to manufacture our products in accordance with high standards of quality and are required to promptly make full payment to RMF Global for all eliotex that we purchase from them.

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

Under the agreement, we agreed to issue eight hundred thousand (800,000) restricted shares of our common stock for services rendered.

Innovative Designs and Summit Financial mutually agreed to terminate the agreement in July 2004.  Summit Financial retained 150,000 shares for services rendered from December 3, 2003 until the agreement terminated in July 2004.  Summit Financial returned 650,000 shares to us upon the termination of the agreement.

Swimeez Product

Our Swimeez product is intended for use by the following groups that are our target markets for these products:

•

Toddlers and children from the ages of 3 to 12 who are learning to swim;

•

Handicapped persons; and

•

Adults learning to swim.

Sleeping Bags

Our sleeping bag products are intended for use by the following groups that are our target markets for these products:

•

Outdoor enthusiasts, such as hikers, climbers, mountain bikers and kayakers;

•

Campers;

•

Boy Scouts and Girl Scouts;

•

Motorcyclists; and

•

Hunters and Fishermen.

Stadium Pillows

Our stadium pillow products are intended for use by the following groups that are our target markets for these products:

•

Colleges;

•

Child/Amateur sport organizations; and

•

Hunting/Fishing enthusiasts.

Windshirts

Our windshirt products are intended for use by the following consumer groups that are our target markets for these products:

•

Golf club pro shops;

•

Golf tournament organizers;

•

Corporate promotional organizations; and

•

Sporting organizations and teams.

Jackets

Our jacket products are intended for use by the following consumer groups that are our target markets for these products:

•

Colleges;

•

Sporting teams; and

•

Corporations.

Ball Caps

Our ball cap products are intended for use by the following consumer groups that are our target markets for these products:

•

Golf club pro shops;

•

Golf tournament organizers;

•

Corporate promotional organizations;

•

Sporting organizations and teams;

•

Colleges;

•

Sporting teams; and

•

Corporations.

Products in the Development Stage of Introducing

We have completed the design, prototype and testing of the following products which we are in the development stage of introducing into our existing i.d.i.gear line.  These products will utilize the Mossy Oak / Haas Outdoors, Inc. camouflage fabric and our eliotex fabric and are intended for the hunting outdoor apparel industry:

•

six pocket pants which are styled similar to cargo pants;

•

1/2 zip pullover jacket with collar;

•

parka jacket;

•

fleece jacket;

•

guide series shirt, which is similar in style to a button down collar long sleeved oxford style shirt;

•

bib coveralls in light weight; and

•

bib coveralls in arctic weight which contains two layers of eliotex.

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

•

Woodlands Outdoor World, a retail store, located in Farmington, Pennsylvania, sells our sleeping bag and our windshirt products;

•

Nemacolin Woodlands Resort and Spa's retail store located in Farmington, Pennsylvania, sells our windshirt product; their online catalogue at www.nemacolin.com offers our i.d.i.gear products;

•

Pool Nation located in Pittsburgh, Pennsylvania, B and R Pools located in Pittsburgh, Pennsylvania, Knabes Swim Shop located in Monroeville, Pennsylvania, and Ross and Sons Pools located in Punxsutawney, Pennsylvania, all of which are retail shops, sell our "Swimeez" products;

•

The Pittsburgh Shop, a retail store located in Pittsburgh, Pennsylvania, sells our windshirts and hats;

•

Jay’s Sporting Goods, Inc., based in Clare, Michigan, has store locations in Clare and Gaylord, Michigan, will carry i.d.i. gear hunting apparel and accessories line;

•

Dick Sporting Goods, a Pittsburgh-based retail chain, will carry newly launched i.d.i. gear hunting apparel in four states;

•

Latrobe Country Club, a private country club located in Latrobe, Pennsylvania, started retailing our windshirts and jackets;

•

Bob's Army and Navy Store located in Clearfield, Pennsylvania retails our sleeping bags and stadium packs; and

•

the following retailers retail our sleeping bags: (a) Hunters Headquarters located in Sunbury, Ohio; (b) Sportmens Den located in Shelby, Ohio; (c) Fin, Feather, Fur Outfitters located in Ashland, Ohio; (d) Buckeye Outdoors, Inc. located in Hebron, Ohio; and (e) Southern Ohio Trading located in Nelsonville, Ohio.

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

Havel-Giarusso and Associates determined that there would be a conflict of interest with their other clients if they became the manufacturer representative of our products.  Therefore, Innovative Designs and Havel-Giarusso mutually agreed to terminate the verbal agreement in April 2004.

In March 2004, we entered into a formalized agreement for the manufacture representation services of Evernham & Anderson Associates, Inc.  Evernham & Anderson Associates, Inc. is an Indianapolis, Indiana based company which maintains a reputable presence in the hunting industry through client/buyer contacts.  They sell primarily to a customer base consisting of dealers, distributors, mass merchants, and buying groups consisting of but not limited to law enforcement distributors, Cabelas, Bass Pro Shops, Gander Mountains, Galyans, Jay’s and Dunham’s.  They cover the following states: Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Ohio, South Dakota, Wisconsin, and California.

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

Our planned marketing program will consist of the following:

MARKETING COMPONENT

Webside Development and Internet Marketing

We plan to contract with marketing consultants to:

(a)

increase visitation to our website;

(b)

link with other established websites;

(c)

issue press releases to on-line publications;

(d)

conduct banner advertising;

(e)

develop arrangements with online retailers that purchase our products on a wholesale basis.

Sales Representatives

We plan to hire 3 sales representatives to:

(a)

sell our merchandise to retail chain stores;

(b)

attend and network trade shows to establish industry related contracts;

(c)

initiate relationships with local and national recreational organizations; and

(d)

provide support to our manufacturer representatives

Contract with manufacturer

We plan to locate 5 manufacturer representatives that will attempt to sell our apparel to retailers.

Public relations campaign

We plan to contract with marketing consultants to develop and distribute press releases regarding company status, product innovations, and other notable events and developments

Design and develop

We plan to contract with marketing consultants to literature, displays and develop brochures,

   point-of-sale displays, mailers, media materials and literature and sales tools for our sales representatives and manufacturer representatives.

Establish wholesale

We plan to develop relationships or distribution relationships with retail points for our products with retail chain outlets and mass merchandisers to sell our products

Develop trade show booth

We plan to contract with marketing consultants to and attend trade shows design and develop a portable display booth and product materials to be used in sporting goods and outdoor apparel trade shows.

Our method, time period, and cost for accomplishing these marketing plans is detailed in our Plan of Operations Section at pages 38-48.

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

•

Eliotex

Eliotex will be used to create the buoyant quality of our floating swimwear product.

•

Lycra

We will purchase Lycra from Yasha Fabrics which is located in Los Angeles, California. Lycra is an elastic polyurethane fiber or fabric used especially for close-fitting sports clothing and will be used for the outer shell and inside lining of our floating swimwear product.

•

Zippers

We will purchase zippers from Barbie International Corporation which is located in New York, New York.

The delivery time involved for these raw materials from the date of order to date of delivery is less than two weeks.

Raw Materials to be provided for our Sleeping Bags and Stadium Pillow Products:

•

Eliotex

Eliotex will be used in our sleeping bags, Swimeez and stadium pillow products as insulation and to provide buoyancy to these products.

•

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

•

Nylon polyester tricot

We will purchase nylon tricot from Roberts Textile Company or Fab Industries, both of which are located in New York, New York. Nylon tricot is made from very fine or single yarns, providing a suede-like texture.  Nylon tricot is typically used for underwear, sportswear, bathing suits and gloves. Nylon tricot is used in our sleeping bags as the inside lining.

•

Compression sacks

We will purchase compression sacks from Equinox located in Williamsport, Pennsylvania. Compression sacks are small Rip Stop Nylon bags, approximately 12 inches by 8 inches. They are separate from our sleeping bag and are used to compress our sleeping bag when not in use. Rip Stop Nylon is the sole component of the compression sacks.

•

New Products Utilizing the Mossy Oak Brand Camouflage Pattern

We will purchase the Mossy Oak Brand camouflage fabric from a licensed distributor for Haas Outdoors, Inc, MAHCO, based in Bentonville, Arkansas.  This fabric will be shipped to our submanufacturer, PT Lydia and Natalia, Indonesia. PT Lydia and Natalia, at their discretion, will source the additional raw materials for the completion of each garment or accessory.

Raw Materials to be provided for our Jackets, Windshirts, and Ball Caps

•

Eliotex

Eliotex will be used to provide insulation in our jackets, windshirts, and ball caps.

•

Polyester peached microfiber

We will purchase polyester peached microfiber which is a type of grade microfiber from Roberts Textile Company located in New York, New York.  It is durable and water repellent treated for our jackets, windshirts, and ball caps.

•

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

The only "raw product" we store on a continual basis is "eliotex" which we store in our warehouse. Our warehouse space is sufficient for our storage of eliotex.  For the other raw materials that are below 1000 piece goods, we have the materials shipped directly to the sub-manufacturer.  For production runs in excess of 1000 piece goods, we arrange for the raw materials to be shipped to our warehouse facility, which is sufficient for that use.  Thereafter, we distribute to the sub-manufacturer the quantity needed for each production run and we store the remaining quantity.  Payment typically will be due on an average of 30 to 60 days after receipt of the raw materials by our sub-manufacturer or our warehouse facility.  Our Indonesia based manufacturer, PT Lidya and Natalia, has sole discretion in the sourcing and ordering of raw materials for their production runs, the costs of which we reimburse PT Lidya and Natalia.

All of our products are sub-manufactured by PT Lidya and Natalia located in Sidoarjo, Indonesia.  Because the predominant function of the Stadium Pillows is a sleeping bag, they are imported as sleeping bags.  Indonesia does not impose quotas that limit the time period or quantity of items which can be imported.  The United States Customs Service imposes a 9% importation duty for Indonesia based goods imported into the United States.

We have no verbal or written agreements or long term agreements with PT Lidya and Natalia and we do not plan to obtain any such agreements.  Our sub-manufacturer manufactures our products on a per order basis.

We have submitted the following purchase orders to our manufacturers to effect manufacturing of our products:

•

August 30, 2002 - We submitted a purchase order to PT Lidya and Natalia to manufacture 6,000 of our stadium pillows;

•

January 12, 2003 - We submitted a purchase order to PT Lidya and Natalia to manufacture 5,000 compression sacks for our sleeping bags, and 1550 jackets;

•

March 21, 2003 - We submitted a purchase order to R and M Apparel to manufacture 648 of our windshirts.

The fulfillment process involved in completing wholesale orders for non stocked swimsuit, sleeping bag, windshirt, jacket, and ball cap products is described below:

DAY

ACTION

1

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

We complete and forward a purchase order to the manufacturer.  The manufacturer approves or disapporves a purchase order.

If the purchase order is approved, the manufacturer responds with a final cost, production schedule and date the goods will be delivered to us.

DAY

ACTION

10

Our sub-manufacturers ship finished goods to us.

14

We receive finished goods, and faciliate turn-around for shipment to the sporting goods store.

Goods received in distribution center where they are packaged in Master Packs, hang tags attached, and UPC/UCC codes labels applied to items for distribution retailer.

The basis for the above time estimates has been derived from RMF Global's prior experience with these sub-manufacturers.

The fulfillment process involved in completing wholesale orders for our Stadium Pillow products is described below:

DAY

ACTION

1

We receive an order for a certain number of items from a wholesale purchase by hand delivery, fax, courier, or mail with an authorized signature of the purchaser.

We contact our sub-manufacturers with details of the order, including the number of units to be produced according to color combinations.  The sub-manufacturers then procure the raw materials.

7

Our sub-manufacturers receive raw materials from suppliers and begin production.

25 - 30

Within 25-30 days, our sub-manufacturers ship finished goods to us, pending no international freight or shipping issues.

56 - 61

We receive finished goods, and facilitates shipment to the buyer.

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

Some of our biggest competitors in the floating swimwear market are:

•

www.floatingswimwear.com;

•

www.maui.net/-welck; and

•

www.hotshop.at/enlisch/swimc.

•

Welck-em Floats located in Lahaina, Hawaii;

•

Aqua Leisure Industries located in Avon, Massachusetts; and

•

Swim Coach websites located in the United Kingdom.

Some of our biggest competitors in the sleeping bag market are:

•

North Face located in San Leandro, California or www.thenorthface.com;

•

Slumberjack located in Saint Louis, Missouri or www.slumberjack.com;

•

Sierra Designs located in Emeryville, California;

•

Kelly Pack, Inc. located in Boulder, Colorado; and

•

Marmot Mountain, Ltd. located in Santa Rosa, California.

Some of our biggest competitors in our stadium pillow market are:

•

North Face located in San Leandro, California or www.thenorthface.com;

•

Slumberjack located in Saint Louis, Missouri or www.slumberjack.com;

•

Sierra Designs located in Emeryville, California;

•

Kelly Pack, Inc. located in Boulder, Colorado; and

•

Marmot Mountain, Ltd. located in Santa Rosa, California.

Some of our biggest competitors in our windshirts market are:

•

www.zerorestriction.com;

•

www.innerharborshirts.com; and

•

www.cutterbuckapparel.com.

Some of our biggest competitors in our jacket and ball cap markets are:

•

www.zerorestriction.com;

•

cutterbuckapparel.com; and

•

North Face located in San Leandro, California or www.thenorthface.com.

Some of our biggest competitors in the hunting apparel line that we plan on introducing to the public are:

•

Cabela's located in Sidney, Nebraska;

•

Bass Pro Shops located in Springfield, Missouri; and

•

Dicks Sporting Goods located in Pittsburgh, Pennsylvania.

We plan to compete in the following ways:

A.

Emphasize the Advantages of our Products Sleeping Bag Products

We plan to emphasize the following characteristics of our sleeping bag products:

•

inherent buoyancy of eliotex;

•

low weight;

•

compactness;

•

water repellency;

•

thermal insulation properties which makes a thinner, more compact, and warmer sleeping bag than some of our competitors; and

•

having these multiple advantages.

Swimeez Products

We plan to emphasize the following characteristics of our swimeez swimsuit product:

•

inherent buoyancy of eliotex which is sewn into our swimsuit and results in a less obtrusive swimming experience while still retaining buoyancy in comparison to some of our competitors; and

•

low weight.

Stadium Pillow Products

We plan to emphasize the following advantages of our Stadium Pillow product:

•

Our Stadium Pillow product has multiple uses by acting as a stadium seat cushion or pillow, thermal rain parka, sleeping bag, flotation raft and double comforter; and

•

Our Stadium Pillow product has the advantages of low weight, compactness, water repellency, and thermal insulation properties.

Windshirts, Ball Caps and Jackets

We plan to emphasize the following advantages of our windshirt, ball caps and jacket products:

•

low weight;

•

compactness;

•

water repellency;

•

thermal insulation properties which makes a thinner, more compact product than some of our competitors; and

•

having these multiple advantages.

Development Stage "Hunting Line"

We plan to emphasize the following characteristics and advantages of our Hunting Line products:

•

low weight;

•

compactness;

•

water repellency;

•

thermal insulation properties which makes a thinner more compact and warmer garment or accessory than some of our competitors;

•

competitive wholesale and retail prices; and

•

introduction of a new proprietary technical fabric, i.e. "eliotex", to the hunting industry that has fewer such technical fabrics in use by that industry.

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

D.

Utilize sporting goods tradeshows to promote and market our products to potential distributors and consumers. To date, we have only attended one trade show, the Shot Show, a sporting/hunting/outdoor apparel show which occurred from February 13, 2003 to February 16, 2003 in Orlando, Florida; however, as more fully explained on page 45, our Havel-Giarusso and Associates manufacturer representative attended four trade shows during July, August, and September 2003.

E.

Utilize product endorsements from professional athletes and sports figures to bolster awareness and image of our products. To date, we have neither negotiated nor obtained such endorsements. We have not established any criteria for obtaining such endorsements.

Our products have the following disadvantages in comparison to the products of our competitors:

•

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

•

Preference for less insulated sleeping bag.

Because our sleeping bags are developed for use in cold conditions, outdoor enthusiasts in warmer climates may prefer a less insulated sleeping bag offered by our competitors.

•

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

The patent states that it is the "object of the present invention to eliminate the above mentioned drawbacks [bulkiness and being cumbersome in practical use] by providing a foamed expanded super lightweight sheet having superior buoyancy and cold and heat resistance properties.  Another object of the present invention is to provide a thin and super lightweight lining for garments and sports articles and other related equipment which are cumbersome and bulky, while yet combining both buoyancy and thermal resistance properties."

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

Kim and Mr. Cattan.  This agreement provides that in the event of any breach of the agreement, the party not in default may terminate the agreement by providing written notice, and if the party in default fails to remedy the breach within 30 days, the written notice becomes effective. In connection with this provision of the agreement, Shin and Kim, a Seoul, Korea based law firm representing Mr. Kim, wrote a letter to Mr. Cattan on March 11, 2000, informing Mr. Cattan that: (a) Eliotex SRL was in breach of its various payment obligations under the license agreement, and continued to be in such breach, despite numerous reminders for payment of outstanding amounts; (b) upon termination of the license agreement, all rights of eliotex under the license agreement, including patent rights, would immediately cease.

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

Our production costs are limited to the invoices we receive from our submanufacturer, PT Lidya and Natalia, on a per production basis.

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

The Vartest Laboratories test results establish the buoyancy and insulation qualities of eliotex. The results are as follows:

Issue

 Test Result

Fabric Weight

0.042 oz./square yard

Low

Fabric Thickness

0.021 inches

Thin

Thermal Retention

Clo value:  2.0

Good

Air Permeability

(protection from wind)

0.01 cubic feet of air/min/ft2 of material (Good)

Low

Moisture Permeability

(protection from water)

5 grams/sq. meter/24 hrs. (Good)

Low

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

United States Customs Service

We are required to pay a 9% importation duty to the United States Customs Service on all finished goods, based upon our completed Stadium Pillow, ballcap, and jacket products, all containing "eliotex", which are sub-manufactured by a foreign based manufacturer, PT Lidya and Natalia located in Sidoarjo, Indonesia, and then imported into the United States. Because we purchase the eliotex from our affiliated entity, RMF Global, we are not required to pay an importation duty to the United States Customs Service on "eliotex"; however, our affiliate, RMF Global, is required to pay a 6.5% importation duty to the United States Customs Service for the importation of eliotex, regarding its importation of eliotex from South Korea or Indonesia from Mr. Kim, in accordance with RMF Global's agreement with Mr. Kim.  RMF Global imports eliotex from South Korea because this is the location of his manufacturing facilities for eliotex. RMF Global imports eliotex from Indonesia because Mr. Kim has additional warehousing facilities to store eliotex in Indonesia

United States Department of Labor's Occupational Safety and Health Administration

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

We currently have a total of 8 employees, 3 of which are full time employees and 5 of which are part time employees.  Our full time employees are:

•

Joseph Riccelli, our Chief Executive Officer;

•

Joseph A. Riccelli, our Vice President; and

•

Gina Leone, our marketing employee.

We have the following part-time employees:

•

Frank Riccelli, our President;

•

Anthony Fonzi, our Chief Financial Officer/Chief Accounting Officer;

•

David Shondeck, our Director of Product Development Research; and

•

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

ITEM 7.

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

ITEM 8.

LEGAL PROCEEDINGS.

We are subject to dispute and litigation in the ordinary course of our business.  None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

The Company became aware, by virtue of communication from certain of its customers and/or prospective customers, of their receipt of a letter from attorneys purporting to represent Elio Cattan, informing said parties that the Company was infringing on a patent held by Mr. Cattan in its manufacture and use of products containing Eliotex.  Said letter went on to threaten unspecified reprisals against any party that continued to so infringe, and further actively solicited the purchase of Eliotex from Mr. Cattan.  No legal action was instituted by Mr. Cattan to support said allegations; the letters were mere recitations that the Company strongly believes are false, fraudulent and malicious.

In response, the Company caused to be filed a Declaratory Judgment Action in the United States District Court for the Western District of Pennsylvania at Case No. Cv04-0593 on April 20, 2004.  In said Action, in which the Company was joined by RMF Global, Inc., the Company seeks:

(1)

a declaration that it did not infringe on U.S. Patent No. 6,083,999;

(2)

a declaration that said patent is invalid and unenforceable;

(3)

a declaration that the plaintiffs have not infringed on the Eliotex trademark;

(4)

an injunction prohibiting any further tortious interference with the Company's business and contractual relations; and

(5)

an injunction prohibiting any further engaging in unfair competition.

Without answering or denying any of the Company's allegations, Mr. Cattan sought to stay the District Court proceedings, pending an arbitration proceeding to determine the merits of the dispute among the parties.  That Motion was granted by the Court.  A subsequent Motion was filed by the Company, seeking to dismiss any claims the Court might find to be arbitrable, and lift the stay with respect to the remaining claims so that Mr. Cattan's allegations may be subject to the scrutiny of a court of law.  That Motion was denied by the Court.

The Company is of the strong opinion and belief, as is its counsel, that the District Court has erred in its interpretation of both the facts and the law in this case, and is in the process of taking an appeal of Judge Schwab's Orders before the Third Circuit Court of Appeals of the United States District Court.  The Company is confident of its position, and the likelihood of its success on the merits, and views the actions of Mr. Cattan as desperate delay tactics designed to enable him to attempt the perpetuation of a fraud upon both the Company and its customers and prospective customers.

The Company has also instructed its counsel to take all actions necessary and proper to protect the interests of both the Company, its shareholders and all other entities and individuals with which it conducts business.

ITEM 9.

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

2004	Low	High
Fourth Quarter	$.25	$1.05
Third Quarter	$.80	$1.35
Second Quarter	$.90	$2.05
First Quarter	$1.05	$3.00

2003	Low	High
Fourth Quarter	$3.00	$3.00
Third Quarter	$.00	$.00
Second Quarter	$.00	$.00
First Quarter	$.00	$.00

2002	Low	High
Fourth Quarter	$.00	$.00
Third Quarter	$.00	$.00
Second Quarter	$.00	$.00
First Quarter	$.00	$.00

The source of the above data is http://finance.yahoo.com.

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

Holders.

As of January 7, 2005, we had 147 holders of record of our common stock.  We have one class of stock outstanding. We have no shares of our preferred stock outstanding.  As of January 7, 2005, there were 4,197,125 shares of our stock held by non-affiliates and 12,869,500 shares of our stock held by affiliates that Rule 144 of the Securities Act of 1933, defines as restricted securities.

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

•

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•

Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•

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

Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

Number of

securities

remaining

available for

future

Number of

issuance

securities to be

Weighted-

under equity

issued upon

average exercise

compensation

exercise of

price of

plans

outstanding

outstanding

(excluding

options, warrants

options, warrants

reflected in

Plan category

and rights

and rights

column (a))

(a)

(b)

(c)

Equity

compensation

plans

approved by

security

holders

$       400,000

$       1.70

(2)

$180,000    (1)

(1)

The Company has issued an additional 166,000 shares of its stock to various consultants in exchange for past and future services.  The weight average price per share was $0.67.

(2)

Weighted average price was based on the market value of the shares on or about the date the service was performed.  Market value of the price per share ranged from $2.00 to $1.20 per share over the period of time in which the various services were performed.

(3)

All stock that has been issued by the Company out of the equity compensation plan was for the exchange of professional services.  No shares were sold for cash.

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

On September 16, 2003, we issued 450,000 shares of our stock to legal counsel, Hamilton, Lehrer, and Dargan, PA, in payment for legal services rendered to us.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering.

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

On October 23, 2003, we sold 5,000 shares of our stock to Robert Giarusso, for a price of $2.00 per share or $10,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  Robert Giarusso had a pre-existing relationship with Joseph Riccelli, our Officer and Director.  Robert Giarusso represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

On April 1, 2004, we sold 50,000 shares of our stock to Anthony J. Kesslak for a price of $1.00 per share or $100,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4 (2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  Anthony J. Kesslak had a pre-existing relationship with Joseph Riccelli, our Officer and Director.  Anthony J. Kesslak represented to us that he was purchasing the shares for investment purposes without a view towards resale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On June 2, 2004, we issued 100,000 shares of our stock to our consultant Bulldog Financial, Inc. in exchange for past and future investment consulting services.  On July 23, 2004, these shares were cancelled for nonperformance of these services.

On June 2, 2004, we sold 33,000 shares of our stock to Patrick E. Murphy for a price of $0.61 per share or $20,130.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4 (2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  Patrick E. Murphy had a pre-existing relationship with Joseph Riccelli, our Officer and Director.  Patrick E. Murphy represented to us that he was purchasing the shares for investment purposes without a view towards resale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On June 2, 2004, we sold 33,000 shares of our stock to David H. Lennox for a price of $0.61 per share or $20,130.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4 (2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  David H. Lennox had a pre-existing relationship with Joseph Riccelli, our Officer and Director.  David H. Lennox represented to us that he was purchasing the shares for investment purposes without a view towards resale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On June 2, 2004, we sold 33,000 shares of our stock to James J. Kearney for a price of $0.61 per share or $20,130.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4 (2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  James J. Kearney had a pre-existing relationship with Joseph Riccelli, our Officer and Director.  James J. Kearney represented to us that he was purchasing the shares for investment purposes without a view towards resale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On June 2, 2004, we sold 33,000 shares of our stock to Marc H. Nathan for a price of $0.61 per share or $20,130.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4 (2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  Marc H. Nathan had a pre-existing relationship with Joseph Riccelli, our Officer and Director.  Marc H. Nathan represented to us that he was purchasing the shares for investment purposes without a view towards resale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On July 23, 2004, 1,050,000 shares of our common stock that were previously issued to various individuals in exchange for past and future professional services were cancelled due to nonperformance of the professional services.  In connection with canceling the aforementioned shares, we issued 150,000 shares of our common stock to these various individuals in exchange for professional services already performed.  We valued these shares at approximately $2.00 per share or an aggregate of $300,000.

On October 15, 2004, we issued 15,000 shares of our stock to Anthony Fazio, in exchange for providing construction modifications and improvements to our facility.  We valued these shares at approximately $0.52 per share or an aggregate of $7,800.

On October 15, 2004, we issued 6,000 shares of our stock to Eugene Hermanowski, in exchange for providing construction modifications and improvements to our facility.  We valued these shares at approximately $0.52 per share or an aggregate of $3,120.

On December 12, 2004, we issued 100,000 shares of our stock to Sean W. Dills in exchange for past and future consulting services pertaining to strategic business planning.  The shares to Sean W. Dills were valued at a price of $0.75 per share, or an aggregate price of $75,000. We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4 (2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. These shares were issued without a restrictive legend.

On December 21, 2004, we issued 10,000 shares of our stock to Anthony C. Mengine exchange for legal services rendered to us. The shares to Anthony C. Mengine were valued at a price of $0.50 per share, or an aggregate price of $5,000. We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4 (2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  These shares were issued without a restrictive legend.

On December 21, 2004, we issued 6,000 shares of our stock to Roy S. Devine exchange for consulting services rendered to us. The shares to Roy S. Devine were valued at a price of $0.50 per share, or an aggregate price of $3,000. We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4 (2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  These shares were issued without a restrictive legend.

On December 29, 2004, we cancelled 2,000 shares of our stock previously issued to Barry Douglas in exchange for sales services for nonperformance of these services.

On January 7, 2005, we issued 50,000 shares of our stock to Sean W. Dills in exchange for past and future consulting services pertaining to strategic business planning. The shares to Sean W. Dills were valued at a price of $0.55 per share, or an aggregate price of $27,500. We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4 (2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  These shares were issued without a restrictive legend.

Use of Proceeds from Registered Securities.

Not applicable

ITEM 10.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion provides information that we believe is relevant to our Plan of Operations, and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-KSB.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates.  The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) Our limited operating history and our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (b) If we are unable to obtain additional financing, we will be unable to proceed with our Plan of Operations and even if we obtain additional debt or equity financing, your equity interest in our stock will be diluted; (c) If RMF Global, Inc. violates the terms of its agreement with Ko-Myung Kim or we violate our agreement with RMF Global, Inc., we may have no eliotex by which to manufacture our products and we will have to terminate our business, and you will lose your entire investment; (d) If our products are found to cause injury, have defects, or fail to meet industry standards, we will incur substantial litigation, judgment, product liability, and product recall costs, which will increase our losses and negatively affect our brand name reputation and product sales; (e) Because we offer only six products and our competitors have a variety of products, we may not obtain consumer acceptance of our products, which may adversely affect our ability to generate revenues; (f) We have not established the Innovative Designs brand name or the "idigear" label, and eliotex has little, if any, name recognition, which may prevent us from generating revenues and reduce the value of your investment; (g) we do not have written agreements with certain companies and persons providing us with services and instead receive such services on a per project basis; and (h) other risk factors discussed in our Form SB-2 Registration Statement which is available for review at www.sec.gov. The terms "we," our" or "us" are used in this discussion refer to Innovative Designs, Inc. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital.  We anticipate total estimated capital expenditures of approximately $31,125 per month or an aggregate of $373,500 over the next twelve (12) months, in the following areas:

•

Hire approximately 2 additional consultants and 2 employees;

•

Update and develop our web site and develop our online marketing campaign;

•

Contract with manufacturer representatives to sell our products;

•

Design and develop literature, displays, and media and advertising materials;

•

Develop and maintain public relations campaigns;

•

Develop trade show booths;

•

Attend trade shows;

•

Develop and initiate online marketing campaign;

•

Establish relationships with retail chain outlets and mass merchandisers; and

•

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

Our Plan of Operations to Date

We have accomplished the following in our Plan of Operations from our inception of June 2002 to date:

Reviewing Professional Marketing Organizations

From June 2002 to December 2002, our Chief Executive Officer, Joseph Riccelli, interviewed and considered approximately 10 professional marketing organizations for marketing, sales distribution, product endorsements and promotion of our products.  In October 2002, MCM Communications, Inc., a marketing and advertising firm located in Pittsburgh, Pennsylvania, informed us that it would provide us with marketing and advertising services.  To date, this firm as developed and designed our initial web site, product literature, and the graphic design of "Point of Sale" displays.

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

In June 2003, the following retail stores began carrying our "Swimeez" products:

•

Pool Nation located in Pittsburgh, Pennsylvania;

•

B and R Pools located in Pittsburgh, Pennsylvania;

•

Knabes Swim Shop located in Monroeville, Pennsylvania; and

•

Ross and Sons Pools located in Punxsutawney, Pennsylvania.

In June 2003, the Pittsburgh Shop located in Pittsburgh, Pennsylvania, began carrying our windshirts and hats.

In November 2003, the following retail stores and one private club started carrying our products:

•

Latrobe Country Club, a private country club located in Latrobe, Pennsylvania, started retailing our windshirts and jackets;

•

Bob's Army and Navy Store located in Clearfield, Pennsylvania started retailing our sleeping bags and stadium packs; and

•

the following retailers started retailing our sleeping bags:

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

Additional Hiring

From March 2003 to May 2003, we hired our Vice Presidents, Joseph A. Riccelli, Jr. and Michelle Griffith, on a full time, salaried position basis.  Michelle Griffith resigned from the Company during the fourth quarter of 2004.  From March 2003 to present, we hired two part time employees for clerical and warehouse duties at the rate of $7.00 per hour.

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

•

advertising billboard layout and design;

•

All in One (Stadium Pack) hang tag design;

•

design and layout for our new eliotex hang tag design that is hung on all of our "idi" gear products;

•

Shot Show directory listing layout;

•

booth signage;

•

letter of invitation to the press to visit booth;

•

drafting a mailer for retailers to visit the Shot Show;

•

press kit for Shot Show;

•

updating salesman's kits; and

•

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

•

Simple navigational menu;

•

Testimonials and third party product reviews, including a customer testimonial for our sleeping bag;

•

Product information and pictures/graphics;

•

Wholesaler only area disclosing confidential price list; and

•

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

Our online marketing campaigns will entail the following:

•

Reciprocal linking with well-established websites with related content and/or complementary products;

•

Issuance of press releases about our products to targeted on-line publications; and

•

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

January 2004 - March 2004

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

November 2003 to February 2004

Attend Trade Shows

We will utilize marketing consultants to assist our Chief Executive Officer, Vice President of Sales and Marketing, and our sales representatives to attend and/or participate in various sporting goods trade shows, apparel trade shows, and outdoor shows.  We originally planned on attending the following trade shows:

•

Swimwear Show, July 19-23, 2003, Miami, Florida

•

Outdoor Retailer Summer Market, August 14-17, 2003, Salt Lake City, Utah

•

MAGIC Textile and Apparel, August 26-29, 2003, Las Vegas, Nevada

•

Action Sports Retailer Trade Expo, September 5-7, 2003, San Diego, California

•

National Association of Sporting Goods Wholesaler Show, November 4-8, 2003, Phoenix, Arizona

•

Sporting Goods Manufacturer Association Show, January 12-14, 2004, Orlando, Florida

•

PGA Show, Orlando, Florida, January 27-31, 2004

•

Atlantic City Pool and Spa Show, January 27-29, 2004, Atlantic City, New Jersey

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

Our Vice President of Sales, Michelle Griffith, attended the National Association of Wholesaler Show from November 4-8, 2003. Our Havel-Giarusso and Associates representatives attended the Sporting Goods Manufacturer Association Show on our behalf.

September 2003 - September 2004

Establish Wholesale Relationships with Retail Chain Outlets and Mass Merchandisers to Carry Our Products and Product Promotion.

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

•

Lead Generation - Accomplished through cold calling, follow-up contacts from tradeshows and mailers, and networking with outdoor gear and apparel industry associations;

•

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

•

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

•

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

September 2003 to September 2004

Sub-Manufacturing, Raw Materials Procurement and Fulfillment Process.

We will conduct our sub-manufacturing, raw materials procurement and fulfillment Process, as follows:

Sources and Availability of Raw Materials eliotex will be used in all our finished goods and will be purchased from our affiliate/licensor, RMF Global.

Raw Materials to be Provided for our Floating Swimwear Products:

•

eliotex

eliotex will be used to create the buoyant quality of our floating swimwear product.

•

Lycra

We will purchase Lycra from Yasha Fabrics which is located in Los Angeles, California. Lycra is an elastic polyurethane fiber or fabric used especially for close-fitting sports clothing and will be used for the outer shell and inside lining of our floating swimwear product.

•

Zippers

We will purchase zippers from Barbie International Corporation which is located in New York, New York.

The delivery time involved for these raw materials from the date of order to date of delivery is less than two weeks.

Raw Materials to be provided for our Sleeping Bags and Stadium Pillow Products:

•

eliotex

eliotex will be used in our sleeping bags, Swimeez and stadium pillow products as insulation and to provide buoyancy to these products.

•

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

•

Nylon polyester tricot

We will purchase nylon tricot from Roberts Textile Company or Fab Industries, both of which are located in New York, New York. Nylon tricot is made from very fine or single yarns, providing a suede-like texture. Nylon tricot is typically used for underwear, sportswear, bathing suits and gloves. Nylon tricot is used in our sleeping bags as the inside lining.

•

Compression sacks

We will purchase compression sacks form Equinox located in Williamsport, Pennsylvania. Compression sacks are small Rip Stop Nylon bags, approximately 12 inches by 8 inches. They are separate from our sleeping bag and are used to compress our sleeping bag when not in use. Rip Stop Nylon is the sole component of the compression sacks.

•

Mossy Oak Break and New Break-Up Camouflage Patterns

We will purchase Mossy Oak Break and New Break Up camouflage patterns from Haas Outdoors, Inc. for the outside portion of our stadium pillow products.

Raw Materials to be provided for our Jackets, Windshirts, and Ball Caps

•

eliotex

eliotex will be used to provide insulation in our jackets, windshirts, and ball caps.

•

Polyester peached microfiber

We will purchase polyester peached microfiber which is a type of grade microfiber from Roberts Textile Company located in New York, New York.  It is durable and water repellent treated for our jackets, windshirts, and ball caps.

•

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

The only "raw product" we store on a continual basis is "eliotex" which we store in our warehouse. Our warehouse space is sufficient for our storage of eliotex.  For the other raw materials that are below 1000 piece goods, we have the materials shipped directly to the sub-manufacturer. For production runs in excess of 1000 piece goods, we arrange for the raw materials to be shipped to our warehouse facility, which is sufficient for that use; thereafter, we distribute to the sub-manufacturer the quantity needed for each production run and we store the remaining quantity. Payment typically will be due on an average of 30 to 60 days after receipt of the raw materials by our sub-manufacturer or our warehouse facility. Our Indonesia based manufacturer, PT Lidya and Natalia, has sole discretion in the sourcing and ordering of raw materials for their production runs, the costs of which we reimburse them.

Manufacturing

All of our products are sub-manufactured by PT Lidya and Natalia located in Sidoarjo, Indonesia.

We have no verbal or written agreement or long term agreement with PT Lidya and Natalia, nor do we plan on obtaining any such agreements. Our sub-manufacturer manufactures our products on a per order basis.

Purchase Orders

We have submitted the following purchase orders to our manufacturers to effect manufacturing of our products:

•

August 30, 2002 - We submitted a purchase order to PT Lidya and Natalia to manufacture 6,000 of our stadium pillows;

•

January 12, 2003 - We submitted a purchase order to PT Lidya and Natalia to manufacture 5,000 compression sacks for our sleeping bags, and 1550 jackets;

•

March 21, 2003 - We submitted a purchase order to R and M Apparel to manufacture 648 of our windshirts.

Fulfillment Process

The fulfillment process involved in completing wholesale orders for non stocked swimsuit, sleeping bag, wind shirt, jacket, and ball cap products is described below:

DAY

ACTION

1

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

We complete and forward a purchase order to the manufacturer.  The manufacturer approves or disapporves a purchase order.

If the purchase order is approved, the manufacturer responds with a final cost, production schedule and date the goods will be delivered to us.

10

Our sub-manufacturers ship finished goods to us.

14

We receive finished goods, and faciliate turn-around for shipment to the sporting goods store.

Goods received in distribution center where they are packaged in Master Packs, hang tags attached, and UPC/UCC codes labels applied to items for distribution retailer.

The basis for the above time estimates has been derived from RMF Global's prior experience with these sub-manufacturers.

The fulfillment process involved in completing wholesale orders for our Stadium Pillow products is described below:

DAY

ACTION

1

We receive an order for a certain number of items from a wholesale purchase by hand delivery,

fax, courier, or mail with an authorized signature of the purchaser.

We contact our sub-manufacturers with details of the order, including the number of units to be produced according to color combinations.  The sub-manufacturers then procure the raw materials.

7

Our sub-manufacturers receive raw materials from suppliers and begin production.

25 - 30

Within 25-30 days, our sub-manufacturers ship finished goods to us, pending no international freight or shipping issues.

56 - 61

We receive finished goods, and facilitates shipment to the buyer.

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

•

Consulting with experts in the textiles and design engineering; and

•

Consulting with third-party apparel designers and outdoor equipment experts.

The steps involved in our prospective design and development are:

•

Product conception and design by our Chief Executive Officer, Vice Presidents, and/or third party designers;

•

Patterns made from design concept;

•

Pattern cut and distributed to contracted sub-manufacturer;

•

Sample manufactured - The manufacturer constructs one or a few of the sample garments by combining and sewing the appropriate materials as specified in the design presentation;

•

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

•

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

Summary of Costs Affiliated with our Plan of Operations

Based on the above Plan of Operations, we will have total estimated costs of $376,200, composed of the following:

PLAN OF OPERATIONS TASK

ESTIMATED COST

Utilize Consultants for Management and Operations

 $                50,000

Increase the Utility of our Web Site

                   20,000

Travel expenses affiliated with contracting with

   manufacturing representatives

                       500

Design and development of literature and media materials

                   60,000

Develop and maintain public relations campaigns

                    3,000

Develop trade booth for trade shows

                    5,000

Attending trade shows

                    6,500

Hiring of professionals for our online marketing campaign

                   19,500

Establishing sales campaigns, relationships, and agreements with retailers and affiliate marketers which will include travel expenses, lodging, business lunches, dinners and telephone charges.

                   18,000

Print advertising

                   30,000

Subtotal

 $              212,500

PLAN OF OPERATIONS TASK

ESTIMATED COST

Subtotal from page 51

 $              212,500

Product design and development

                   10,000

Warehouse lease

                   31,200

Salaries

                 120,000

     Total Costs

 $              373,700

*

Estimated salaries consist of: (a) $40,000 annual salary to Joseph A. Riccelli, our Vice President; (b) $55,000 annual salary to our Vice President of Sales and Marketing; and (c) $25,000 annual salary to Dave Shondeck, our Director of Product Development Research. Does not include commission costs paid to manufacturer representatives based on total purchase order amount which cannot be determined at this time. Does not include hourly wages, the specific amount of which can not be determined at this time.

Alternative Plan of Operations With Funding of less than $373,500 Should we receive funding of less than $373,500, our alternative Plan of Operations, based on funding of $250,700, will consist of the following costs and tasks that have been described above:

PLAN OF OPERATIONS TASK

ESTIMATED COST

Salaries

 $              120,000

Warehouse lease

                   31,200

Establish sales campaign to be conducted by our Chief Executive Officer and VP of Sales

                   18,000

Attending trade shows

                    6,500

Develop trade show booth

                    5,000

Travel expenses affiliated with contracting with manufacturers  representatives to our product line and thus eliminate the need to hire additional in-house full-time salaried personnel

                       500

Increase the utility of our website

                   20,000

Print advertising

                   30,000

Hiring of website and advertising consultants for online marketing campaign

                   19,500

     Total Costs

 $              250,700

Should we receive funding of less than $250,700, we will require funding of at least $181,200 to continue our operations under an alternative Plan of Operations, as follows:

PLAN OF OPERATIONS TASK

ESTIMATED COST

Salaries

 $              120,000

Warehouse lease

                   31,200

Establish sales campaign to be conducted by our Chief Executive Officer and VP of Sales

                   18,000

Attending trade shows

                    6,500

Develop trade show booth

                    5,000

Travel expenses affiliated with contracting with manufacturers representatives to our product line and thus eliminate the need to hire additional in-house full-time salaried personnel

                       500

     Total Costs

 $              181,200

Source of Funds to Fund our Plan of Operations

We plan to fund our total costs of $376,200, or if necessary $250,700 or $181,200 under Alternative Plans of Operations through the following:

•

Our existing cash of $26,841 as of January 30, 2004;

•

Possible revenue generated from our sale of products; and

•

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

Liquidity and Capital Resources  (October 31, 2004 and 2003)

Cash at October 31, 2004 and 2003 amounted to $27,384 and $73,476, respectively.  We have experienced significant losses from our operations.  For the years ended October 31, 2004 and 2003, we incurred a net loss of $1,933,630 and $2,398,169, respectively.  In addition, we had an accumulated deficit of $4,909,860 and $2,976,230 and a working capital deficit of $678,664 and $289,555 at October 31, 2004 and 2003, respectively.  Our ability to continue as a going concern is contingent upon our ability to expand our operations and secure additional financing. Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing. Our failure to secure financing or expand our operations may result in our not being able to continue as a going concern.

PAGE INTENTIONALLY LEFT BLANK

CERTIFICATIONS

I, Joseph Riccelli, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Innovative Designs, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

January 27, 2005

By:

/s/ Joseph Riccelli_____

Chief Executive Officer

CERTIFICATIONS

I, Anthony Fonzi, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Innovative Designs, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

January 27, 2005

By:

/s/ Anthony Fonzi_____

Chief Financial Officer

PART F/S

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

October 31, 2004 and 2003

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Innovative Designs, Inc.

We have audited the accompanying balance sheet of Innovative Design, Inc. (a development stage company) as of October 31, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Stark Winter Schenkein & Co., LLP

Stark Winter Schenkein & Co., LLP

Denver, Colorado

January 29, 2004

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors

Innovative Designs, Inc.

(A Development Stage Company)

Sharpsburg, Pennsylvania

We have audited the accompanying balance sheet of Innovative Design, Inc. (a development stage company) as of October 31, 2004 and the related statements of operations, stockholders' (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Design, Inc. (a development stage company) as of October 31, 2004, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Louis Plung & Company, LLP

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania

January 7, 2005

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEET

October 31, 2004

ASSETS

2004

CURRENT ASSETS:
Cash	$ 27,384
Accounts receivable	30,355
Other receivables	5,000
Inventory	286,310
Total current assets	349,049

PROPERTY AND EQUIPMENT, NET	26,118

TOTAL ASSETS	$ 375,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 138,842
Note payable	102,000
Note payable - related party	727,275
Due to shareholders	46,000
Accrued expenses	13,596
Total current liabilities	1,027,713

LONG TERM LIABILITIES:
Note payable - related party	236,364
Loan payable to related party	71,000
Total long term liabilities	307,364

TOTAL LIABILITIES	1,335,077

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized	-
Common stock, $.0001 par value, 500,000,000 shares
authorized, 16,903,625 shares issued and outstanding	1,691
Additional paid in capital	3,948,259
(Deficit) accumulated during the development stage	(4,909,860)
Total stockholders' (deficit)	(959,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 375,167

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended October 31, 2004 and 2003, and

Period from Inception (June 25, 2002) to October 31, 2004

Inception to
October 31,
2004	2003	2004

REVENUE	$ 71,999	$ 55,416	$ 127,415

OPERATING EXPENSES:
Cost of sales	102,779	23,201	125,980
Non-cash stock
compensation	1,146,000	1,950,000	3,575,030
Selling, general and
administrative expenses	417,291	302,457	818,779
	1,666,070	2,275,658	4,519,789

Loss from operations	(1,594,071)	(2,220,242)	(4,392,374)

INTEREST EXPENSE	222,611	177,927	400,538

Loss before extraordinary items	(1,816,682)	(2,398,169)	(4,792,912)

Extraordinary item - casualty loss from flooding,
net of insurance proceeds	116,948	-	116,948

NET LOSS	$ (1,933,630)	$ (2,398,169)	$ (4,909,860)

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	15,882,296	15,578,967	14,646,346

Net loss per share	(0.12)	(0.15)	(0.34)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the Years Ended October 31, 2004 and 2003 and

Period from Inception (June 25, 2002) to October 31, 2004

				(Deficit)
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid in Capital	Development Stage	Total

Shares issued to founders
in June 2002 at par $.0001	14,050,000	$ 1,405	$ -	$ -	$ 1,405

Shares issued for cash
during June 2002 at
$.75 per share	20,500	2	15,373	-	15,375
Shares issued for cash
during July 2002 through
August 2002 at
$1.00 per share	57,000	6	56,994	-	57,000
Shares issued for cash
during August 2002 through
October 2002 at
$2.00 per share	122,750	12	245,488	-	245,500
Shares issued for services
during June 2002 at
$.75 per share	623,500	62	467,563	-	467,625
Shares issued for services
during August 2002 at
$2.00 per share	5,000	1	9,999	-	10,000
Net (loss) for the period	-	-	-	(578,061)	(578,061)

Balance at October 31, 2002	14,878,750	1,488	795,417	(578,061)	218,844

Shares issued for services
during January 2003 at
$2.00 per share	525,000	52	1,049,948	-	1,050,000
September 2003 at
$2.00 per share	450,000	45	899,955	-	900,000
Shares issued for cash
during January 2003 at
$2.00 per share	175,125	18	350,232	-	350,250
October 2003 at
$2.00 per share	63,300	6	126,594	-	126,600
Cancellation of shares	(25,000)	(2)	2	-	-
License agreement	-	-	(618,145)	-	(618,145)
Net (loss) for the year	-	-	-	(2,398,169)	(2,398,169)

Balance at October 31, 2003	16,067,175	$ 1,607	$ 2,604,003	$ (2,976,230)	$ (370,620)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the Years Ended October 31, 2004 and 2003 and

Period from Inception (June 25, 2002) to October 31, 2004

				(Deficit)
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid in Capital	Development Stage	Total

Balance at October 31, 2003	16,067,175	$ 1,607	$ 2,604,003	$ (2,976,230)	$ (370,620)

Shares issued for cash
during October 2003
at $2.00 per share	10,000	1	19,999	-	20,000
Shares issued for cash
during November 2003
at $2.00 per share	12,950	1	25,899	-	25,900
Shares issued for services
during November 2003
at $2.00 per share	140,000	14	279,986	-	280,000
Shares issued for services
during November 2003
at $2.00 per share	380,000	38	759,962	-	760,000
Shares issued for cash
during December 2003
at $2.00 per share	5,500	1	10,999	-	11,000
Shares issued for services
during December 2003
at $2.00 per share	805,000	81	1,609,919	-	1,610,000
Shares issued for cash
during April 2004
at $1.00 per share	50,000	5	49,995	-	50,000
Shares issued for services
during April 2004
at $1.20 per share	80,000	8	95,992	-	96,000
Shares issused for cash
during May 2004
at .61 per share	132,000	13	80,507	-	80,520
Shares issued for services
during July 2004
at $2.00 per share	100,000	10	199,990	-	200,000

Subtotal	17,782,625	$ 1,779	$ 5,737,251	$ (2,976,230)	$ 2,762,800

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the Years Ended October 31, 2004 and 2003 and

Period from Inception (June 25, 2002) to October 31, 2004

				(Deficit)
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid in Capital	Development Stage	Total

Subtotal from page 63	17,782,625	$ 1,779	$ 5,737,251	$ (2,976,230)	$ 2,762,800

Shares returned for
nonperformance of
services during July 2004
At $2.00 per share	(1,050,000)	(105)	(2,099,895)	-	(2,100,000)
Shares issued for services
during July 2004
at $2.00 per share	150,000	15	299,985	-	300,000
Shares issued for services
during October 2004
at $.52 per share	21,000	2	10,918	-	10,920
Net income (loss) for the year	-	-	-	(1,933,630)	(1,933,630)

Balance at October 31, 2004	16,903,625	$ 1,691	$ 3,948,259	$ (4,909,860)	$ (959,910)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

For the Years Ended October 31, 2004 and 2003 and

Period from Inception (June 25, 2002) to October 31, 2004

Inception to
October 31,
2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,933,630)	$ (2,398,169)	(4,909,860)
Adjustments to reconcile net loss to cash
(used in) operating activities:
Common stock issued to founders	-	-	1,405
Common stock returned for noncompliance services	(1,600,000)	-	(1,600,000)
Common stock issued for services	2,756,920	1,950,000	5,184,545
Depreciation	8,325	7,875	16,414
Interest added to related party note	218,184	177,310	395,494
Interest added to note payable	2,000	-	2,000
Loss from extraordinary item	173,830	-	173,830
Changes in operating assets and liabilities:
Accounts receivable	(25,535)	(4,820)	(30,355)
Inventory	(124,128)	(268,527)	(409,382)
Deposits	-	77,000	-
Other receivables	3,500	(8,500)	(5,000)
Accounts payable	134,556	(3,419)	138,842
Accrued expenses	13,596	-	13,596
Net cash (used in) operating activities	(372,382)	(471,250)	(1,028,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,014)	(24,520)	(48,290)
Insurance proceeds from casualty loss	38,202	-	38,202
Insurance proceeds used to pay off vehicle loans	(38,202)	-	(38,202)
Net cash (used in) investing activities	(6,014)	(24,520)	(48,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	-	(3,884)	(3,884)
Payment on related party note	-	(50,000)	(50,000)
Shareholder advances	15,000	31,000	363,875
Common stock issued for cash	187,420	476,850	664,270
Proceeds from short term debt	58,884	-	58,884
Proceeds from loan payable to related party	71,000	-	71,000
Net cash provided by financing activities	332,304	453,966	1,104,145

Net increase (decrease) in cash	(46,092)	(41,804)	27,384

Cash - beginning	73,476	115,280	-
Cash - ending	$ 27,384	$ 73,476	$ 27,384

Supplemental cash flow information:

Cash paid for interest	$ 2,427	$ 616	$ 616

Non-cash investing and financing activities:

License agreement	$ -	$ 618,145	$ 618,145
Property and equipment acquired with note payable	$ -	$ 45,000	$ 45,000

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Innovative Designs, Inc., (the “Company”) was incorporated in Delaware on June 25, 2002 to provide unique recreational products that are made of eliotex, a material with buoyancy and thermal resistant properties, such as sleeping bags, swimming, hunting apparel, and survivor all-in one packs.

Basis of Accounting - The financial statements are prepared using the accrual basis of accounting in which revenues are recognized when earned and expenses are recognized when incurred.

Fiscal Year End - The Company’s fiscal year ends on October 31.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures.  Actual results may differ from these estimates and assumptions.

Cash and Cash Equivalents - The Company defines cash and cash equivalents as those highly liquid investments purchased with a maturity of three months or less.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.  Revenue is derived from sales of the Company’s recreational products such as sleeping bags, stadium packs and swimsuits.  Sales of these items are recognized when the items are shipped.  The Company offers a 5 day return policy and no warranty on all of its products.

Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2004.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, accounts receivable, accounts payable and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.  The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Allowance for Bad Debts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2004, accordingly, no allowance for doubtful accounts is provided.  If amounts become uncollectible, they will be charged to operations when the determination is made.

Inventory - Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis.

Property and equipment - Property and equipment are recorded at cost.  Depreciation is computed using the straight line method over the estimated useful lives of the related assets.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Property and equipment are summarized by major classification as follows:

Equipment

7 years

Furniture and fixtures

7 years

Leasehold improvements

5 years

Automobiles

5 years

Maintenance and repairs are charged to operating expenses as incurred, significant improvements are capitalized.  When property is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  There was no impairment of long-lived assets during 2004 or 2003.

Income taxes - The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Net Income (Loss) Per Common Share - The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Stock-Based Compensation - The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Recent Pronouncements

In November 2004, the FASB issued SFAS 151, "Inventory Costs - an amendment of ARB 43, Chapter 4”.  SFAS 151 amends guidance within ARB No. 43, Chapter 4 “Inventory Pricing”.  The Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, wasted material (spoilage).  The adoption of SFAS 151 by the Company is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 153, "Exchange of Nonmonetary Assets - an Amendment of APB Opinion No. 29”.  SFAS 153 addresses the measurement of exchange of nonmonetary assets.  The Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchange that does not have commercial substance.  As specified in the Statement, nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The adoption of SFAS 153 by the Company is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

2.

BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For years ended October 31, 2004 and 2003, the Company incurred a net loss of $1,933,630 and $2,398,169, respectively.  In addition, the Company has an accumulated deficit of $4,909,860 and a working capital deficit of $678,664 at October 31, 2004.

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3.

PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

2004

Equipment

7 yr.

$

5,558

Furniture and fixtures

7 yr.

7,104

Leasehold improvements

5 yr.

18,331

Automobile

5 yr

         -

30,993

Less accumulated depreciation

(4,875)

$

26,118

Depreciation expense for the years ended October 31, 2004 and 2003 was $8,325 and $7,875.  $3,000 of the equipment and $2,875 of the furniture and fixtures were purchased during 2002 from a company owned by one of the founding shareholders and have been recorded at the original cost of the founding shareholder's company.

4.

COMMON STOCK

In June 2002, four founders were issued a total of 14,050,000 shares of Innovative Designs common stock valued at par or $1,405.

In June 2002, the Company sold 20,500 shares of common stock for $.75 per share or $15,375.

In June 2002, the Company issued 623,500 shares of common stock for services valued at $.75 per share or $467,625.

In July 2002, the Company sold 31,000 shares of common stock for $1 per share or $31,000.

In August 2002, the Company sold 26,000 shares of common stock for $1 per share or $26,000.

In August 2002, the Company sold 49,000 shares of common stock for $2 per share or $98,000.

In August 2002, the Company issued 5,000 shares of common stock for services valued at $2 per share or $10,000.

In September 2002, the Company sold 48,500 shares of common stock for $2 per share or $97,000.

In October 2002, the Company sold 25,250 shares of common stock for cash at $2 per share or $50,500.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

During October 2003 the Company issued 10,000 shares of common stock for cash at $2 per share or $20,000.

During November 2003 the Company sold 12,950 shares of common stock for cash at $2 per share or $25,900.

During November 2003 the Company issued 380,000 shares of common stock for services valued at $2.00 per share or $760,000.

During November 2003 the Company issued 140,000 shares of common stock for services valued at $2.00 per share or $280,000.

During December 2003 the Company sold 5,500 shares of common stock for cash at $2 per share or $11,000.

During March 2004 the Company issued 80,000 shares of common stock for services valued at $1.20 per share or $96,000.

During December 31, 2003 the Company issued 805,000 shares of common stock for services valued at $2 per share or $1,610,000.

During April 2004 the Company sold 50,000 shares of common stock for cash at $1 per share or $50,000.

During June 2004 the Company sold 132,000 shares of common stock for cash at $0.61 per share or $80,520.

During July 2004 the Company issued 100,000 shares of common stock for services valued at $2 per share or $200,000.

During July 2004 the Company reacquired for non-performance 1,050,000 shares valued at $2 per share or $(2,100,000).

During July 2004 the Company issued 150,000 shares of common stock for services valued at $2 per share or $300,000.

During October 2004 the Company issued 21,000 shares of common stock for services valued at $0.52 per share or $10,920.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

5.

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

2004

Income tax provision at

the federal statutory rate

34%

Effect of operating losses

(34)%

   -

The Company's deferred tax asset is as follows:

2004

Deferred tax assets

$

286,000

Less: valuation allowance

(286,000)

Net deferred taxes

$

            -

The Company has a net operating loss of approximately $842,000 at October 31, 2004, which can be carried forward through October 31, 2024.  The principal difference between the net operating loss for book purposes and income tax purposes results from common shares issued for services aggregating of $3,575,030 and $2,429,030 at October 31, 2004 and 2003, respectively.

6.

COMMITMENTS

The Company currently maintains two offices which are leased pursuant to an oral agreement on a month-to-month basis for approximately $3,300 per month. For the years ended October 31, 2004 and 2003, rent expense totaled approximately $39,600 for each year.

7.

RELATED PARTY TRANSACTIONS

On November 25, 2002, the Company purchased a product license for $1,250,000 from a company owned by the majority shareholder of the Company.  The License Agreement is for 10 years and gives the Company the exclusive right to manufacture and market Eliotex, a

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

fabric used in recreational products.  The Company will have the option to renew the agreement for four subsequent terms of ten years each.

The Company paid $50,000 upon signing in November 2002, with the remaining amount payable at $400,000 per year for the next three years.  The note bears no interest, therefore the Company discounted the payments due under the agreement using a discount rate of 30 percent. Imputed interest expense of $218,184 and $177,310 has been recorded through October 31, 2004 and 2003, respectively.  The discounted value of the note payments in addition to the $50,000 already paid totaled $618,145 at October 31, 2003.  At October 31, 2004, the discounted value of the note payments and imputed interest totaled $963,639.  No payments have been made on this note for amounts due in November 2004 or 2003.

Because the license was purchased from a company owned by the majority shareholder, it must be recorded at the shareholder's cost which was $0.  The $618,145 the Company paid in excess of the shareholder's cost was recorded as a reduction of paid in capital.

8.

NOTES PAYABLE

During July 2004, the Company borrowed $100,000 from an individual with interest at 8.00%.  The loan plus interest is payable in October 2004.  The loan has been extended to February 15, 2005 at which time all principal and interest is due and payable.  The loan proceeds were used to fund operations.  Interest of $2,000 has been recorded through October 31, 2004 on this note.

The Company was indebted to a financial institution pursuant to a note payable secured by automotive equipment in the amount of $41,166 at October 31, 2003.  This amount was paid in full as part of the insurance proceeds for the casualty loss caused by the flood as further explained in Note 9, CASUALTY LOSS OF PROPERTY DUE TO FLOOD.

9.

CASULATY LOSS OF PROPERTY DUE TO FLOOD

On September 18, 2004, the Company suffered a significant loss of its inventory, raw material, and automotive equipment when the leased warehouse in which it maintained these items was flooded by the remnants of Hurricane Ivan.  The combined book value of the lost inventory, raw material, and automotive equipment is $173,830.  Additionally, the Company issued 21,000 shares of its common stock to various individuals, in exchange for moving and cleaning services.  The Company valued these shares at approximately $0.52 per share or an aggregate of $10,920.  The Company is to receive total proceeds from the insurance companies of $67,802, resulting in a net casualty loss of $116,948.  At October 31, 2004, there was a receivable amount due from the insurance companies of $24,954 of total proceeds to be received.

10.

CONTINGENCIES AND UNCERTAINITIES

The Company became aware, by virtue of communication from certain of its customers and/or prospective customers, of their receipt of a letter from attorneys purporting to represent Elio Cattan, informing said parties that the Company was infringing on a patent held by Mr. Cattan in its manufacture and use of products containing Eliotex.  Said letter went on to threaten unspecified reprisals against any party that continued to so infringe,

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

and further actively solicited the purchase of Eliotex from Mr. Cattan.  No legal action was instituted by Mr. Cattan to support said allegations; the letters were mere recitations that the Company strongly believes are false, fraudulent and malicious.

In response, the Company caused to be filed a Declaratory Judgment Action in the United States District Court for the Western District of Pennsylvania at Case No. Cv04-0593 on April 20, 2004. In said Action, in which the Company was joined by RMF Global, Inc., the Company seeks:

(1)

a declaration that it did not infringe on U.S. Patent No. 6,083,999;

(2)

a declaration that said patent is invalid and unenforceable;

(3)

a declaration that the plaintiffs have not infringed on the Eliotex trademark;

(4)

an injunction prohibiting any further tortious interference with the Company's business and contractual relations; and

(5)

an injunction prohibiting any further engaging in unfair competition.

Without answering or denying any of the Company's allegations, Mr. Cattan sought to stay the District Court proceedings, pending an arbitration proceeding to determine the merits of the dispute among the parties.  That Motion was granted by the Court.  A subsequent Motion was filed by the Company, seeking to dismiss any claims the Court might find to be arbitrable, and lift the stay with respect to the remaining claims so that Mr. Cattan's allegations may be subject to the scrutiny of a court of law.  That Motion was denied by the Court.

The Company is of the strong opinion and belief, as is its counsel, that the District Court has erred in its interpretation of both the facts and the law in this case, and is in the process of taking an appeal of Judge Schwab's Orders before the Third Circuit Court of Appeals of the United States District Court.  The Company is confident of its position, and the likelihood of its success on the merits, and views the actions of Mr. Cattan as desperate delay tactics designed to enable him to attempt the perpetuation of a fraud upon both the Company and its customers and prospective customers.

The Company has also instructed its counsel to take all actions necessary and proper to protect the interests of both the Company, its shareholders and all other entities and individuals with which it conducts business.

11.

SUBSEQUENT EVENTS

Through January 7, 2005 the Company issued 166,000 shares of common stock.  100,000 shares were valued at $0.75 per share for services or $75,000, 16,000 shares were valued at $0.50 per share for services or $8,000 and 50,000 shares were valued at $0.55 per share for services or $27,500.

3,000 shares of the previously issued common stock were returned to the Company due to nonperformance of the services.  These services were valued at $1.20 per share.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

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

On June 29, 2004, we reported in a Form 8-K, that:

(a)

on June 1, 2004, Innovative Designs, Inc. (“the Registrant”) engaged Louis Plung & Company, LLP to act as the Registrant’s independent certified public accountant.  Louis Plung & Company, LLP replaces Stark Winter Schenkein & Co., LLP who resigned on May 6, 2004.

(b)

Stark Winter Schenkein & Co., LLP reports on the financial statements were not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the year ended October 31, 2003 and the interim period through May 6, 2004, except that the report on the financial statements for the year ended October 31, 2003 contained a going concern qualification.

(c)

The decision to change accountants was approved by the Registrant’s Board of Directors; and

(d)

We did not consult with Louis Plung & Company, LLP, our new independent accountants, regarding any matter prior to its engagement.

(e)

During the year ended October 31, 2003 and the interim period through May 6, 2004 there were no disagreements with Stark Winter Schenkein & Co., LLP related to accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stark Winter Schenkein & Co., LLP, would have caused Stark Winter Schenkein & Co., LLP, to make reference to the subject matter of the disagreement in connection with its report.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

ITEM 8A.

CONTROLS AND PROCEDURES

As of October 31, 2004 and 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of October 31, 2004 and 2003.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2004 and 2003, or subsequent to October 31, 2004, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

PART III

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

None of our directors hold directorships in any Securities and Exchange Commission reporting companies. Our directors and executive officers are as follows:

Name	Age	Position	Term

Frank Riccelli	44	President/Director	1 year
Joseph Riccelli	54	Chief Executive Officer/Chairman	1 year
Dean P. Kolocouris	32	Director	1 year
Robert D. Monsour	50	Director	1 year
Dominic Cerniglia	70	Director	1 year
Anthony Fonzi	56	Chief Financial Officer/Director	1 year
Joseph A. Riccelli	23	Vice President	Not Applicable

Family Relationships

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

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

Robert D. Monsour has been one of our Directors since our inception in June 2002. From July 1984 to November 1997, Mr. Monsour was the owner and founder of his own law firm, Robert D. Monsour, Esq., P.C., located in Pittsburgh, Pennsylvania. From November 1997 to present, Mr. Monsour has been the Administrator of RGM Medical Management, a medical management firm headquartered in Pittsburgh, Pennsylvania. Mr. Monsour received the following degrees from the University of Pittsburgh located in Pittsburgh, Pennsylvania: (a) Juris Doctor Degree in May 1983; (b) completed the course of study for a Masters Degree in International Affairs at the Graduate School of Public and International Affairs in May 1983, with the exception of a required Masters Thesis; and (c) Bachelor of Arts Degree in Political Science in May 1978.

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

Legal Proceedings

None of our officers, directors, or persons nominated for such position, significant employees, or promoters have been involved in legal proceedings that would be material to an evaluation of their ability or integrity, including:

•

involvement in any bankruptcy;

•

conviction in a criminal proceeding;

•

being the subject of a pending criminal proceeding;

•

being the subject of any order or judgment, decree permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; and

•

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 10.

EXECUTIVE COMPENSATION

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

Summary Compensation Chart

Annual Compensation	Long-Term Compensation
Name and Postion	Year	Sales ($)	Bonus ($)	Other ($)	Restricted ($)	Stock Options ($)	Awards ($)

Frank Riccelli	2002	-	-	-	2,050,000	-	-
President/Director

Frank Riccelli	2003	-	-	-	-	-	-
President/Director

Frank Riccelli	2004	-	-	-	-	-	-
President/Director

Joseph Riccelli	2002	-	-	-	10,500,000	-	-
Chief Executive
Officer Chariman

Joseph Riccelli	2003	-	-	-	-	-	-
Chief Executive
Officer Chariman

Joseph Riccelli	2004	-	-	-	-	-	-
Chief Executive
Officer Chariman

Joseph A. Riccelli	2002	-	-	-	750,000	-	-
Vice President

Joseph A. Riccelli	2003	-	-	-	-	-	-
Vice President

Joseph A. Riccelli	2004	-	-	-	-	-	-
Vice President

Michelle Griffin	2002	-	-	-	40,000	-	-
VP Sales and
Marketing

Michelle Griffin	2003	55,000	-	-	-	-	-
VP Sales and
Marketing

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

There are no employment agreements between us and our executive officers, Frank Riccelli or Joseph Riccelli. We have a May 2003 verbal agreement with Michelle Griffith, our Vice President of Sales and Marketing, which provides that we pay Ms. Griffith a $55,000 annual salary for the period from May 2003 to May 2004.  On October 30, 2004, resigned as an employee of the Company.  We have a May 2003 verbal agreement with Joseph A. Riccelli, our Vice President, which provides that we pay Joseph A. Riccelli a $31,000 annual salary for the period from May 2003 to May 2004. There are no change of control arrangements, either by means of a compensatory plan, agreement, or otherwise, involving our current or former executive officers. There are no automobile lease agreements or key man life insurance policies that are to the benefit of our executive officers, in which we would make such payments. There are no standard or other arrangements in which our directors are compensated for any services as a director, including any additional amounts payable for committee participation or special assignments. There are no other arrangements in which any of our directors were compensated during our last fiscal year for any service provided as a director.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the ownership as of January 7, 2005 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownershp of Beneficial Owners

Title of Class	Name and Address	Amount	Nature	Percent

Common Stock	Joseph Riccelli	10,500,000	Direct	61.52%
	Chief Executive Officer
	Chairman of the Board of Directors
	142 Loire Valley Drive
	Pittsburgh, PA 15209

Common Stock	Frank Riccelli	2,050,000	Direct	12.01%
	President and Director
	152 Wedgewood Drive
	Gibsonia, PA 15044

Common Stock	Gino M. Riccelli	750,000	Direct	4.40%
	221 N. Main Street
	Apartment 1
	Pittsburgh, PA 15215

Common Stock	Joseph A. Riccelli Trust	750,000	Direct	4.40%
	Vice President
	223 N. Main Street
	Apartment 6
	Pittsburgh, PA 15215
Total		14,050,000.00		82.33%

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

Security Ownershp of Management

Title of Class	Name and Address	Amount	Nature	Percent

Common Stock	Joseph Riccelli	10,500,000	Direct	61.52%
	Chief Executive Officer
	Chairman of the Board of Directors
	142 Loire Valley Drive
	Pittsburgh, PA 15209

Common Stock	Frank Riccelli	2,050,000	Direct	12.01%
	President and Director
	152 Wedgewood Drive
	Gibsonia, PA 15044

Common Stock	Robert D. Monsour	40,500	Direct	0.23%
	Director
	6131 Saltzburg Road
	Murrysville, PA 15668

Common Stock	Dean P. Kolocouris	27,000	Direct	0.16%
	Director
	120 Timberglen Drive
	Imperial, PA 15126

Common Stock	Dominic Cerniglia	70,500	Direct	0.41%
	Director
	100 Oxford Drive
	Apt. 116
	Monroeville, PA 15146

Common Stock	Anthony Fonzi	20,000	Direct	0.12%
	Director/Chief Financial Officer
	2912 Bryer-Ridge Ct.
	Export, PA 15632

Common Stock	Joseph A. Riccelli Trust	750,000	Direct	4.40%
	Vice President
	223 N. Main Street
	Apartment 6
	Pittsburgh, PA 15215
Total		13,458,000		78.85%

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

*

As of January 15, 2004, our Director, Dean P. Kolocouris, held 27,000 shares of our common stock, as a result of the sale of 2,000 shares on January 15, 2004.  Accordingly, as of January 15, 2004, Director Kolocouris' percentage ownership in our common stock is 0.15.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

•

Our Chief Executive Officer and Chairman of the Board, Joseph Riccelli, is the owner of RMF Global, our sublicensor, upon which our entire business is wholly dependent;

•

Our sublicense agreement with RMF Global requires us to pay a total of $1,250,000 for the grant of a license to sell RMF Global's three products and other products we develop using eliotex, and because Joseph Riccelli, our Chief Executive, is the owner of RMF Global, he will personally benefit from our payment of these license payments to RMF Global;

•

We lease warehouse space that is owned by our President, Frank Riccelli, at a rate of $2,600 per month;

•

We lease our executive offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli, for which we pay $700 per month.  RMF Global shares our executive offices rent-free; and

•

Our officers, directors and key consultants have the following family relationships: (a) Joseph Riccelli, our Chief Executive Officer/Chairman of the Board, is the brother of Frank Riccelli, our President/Director; and (b) Joseph A. Riccelli, Vice President, is the son of our Chief Executive Officer, Joseph Riccelli, and the nephew of Frank Riccelli, our President/Director.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

Agreement Between us and RMF Global

On November 25, 2002, we entered into a written agreement with RMF Global. The agreement provides that:

•

RMF Global grants an exclusive license to us to manufacture and market RMF's three products made from eliotex and grants us a license to develop our own products using eliotex;

•

RMF Global assures us of an adequate and timely supply of eliotex to meet our product orders;

•

RMF Global will offer eliotex to us at a price equal to the lowest price it charges any other RMF Global customer;

•

RMF Global will transfer all of its rights, title and interest in all promotional materials, advertisements, marketing strategies, and the like for which it has contracted to us, and we will  have the unfettered right to use the same in any manner we see fit; and

•

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit

Number

Description

3.1

Certificate of Incorporation*

3.2

Bylaws*

4

Specimen Stock Certificate*

5

Opinion of Hamilton, Lehrer and Dargan, P.A.***

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

***

Previously filed as exhibit to Registration Statement on Form SB-2 Amendment 3 filed on August 7, 2003

****

Previously filed as exhibit to Registration Statement on Form SB-2 Amendment 4 filed on September 9, 2003

We hereby incorporate the following additional documents by reference: (a) our Registration Statement on Form SB-2 and all amendments thereto which was filed on March 11, 2003, and amended on May 22, 2003, July 8, 2003, August 7, 2003, and September 9, 2003; (b) our Form 8-K filed on September 29, 2003 and amended on October 27, 2003; (c) our Form 8-K filed on June 29, 2004; and (d) our Form 8-K filed on September 23, 2004.

(b)  Reports on Form 8-K

On September 29, 2003, the registrant filed a Form 8-K under Item 4, "Changes in Registrant's Certifying Accountant". On October 27, 2003, the registrant filed an amendment to this Form 8-K to correct a typographical error.

On June 29, 2004, the registrant filed a Form 8-K under item 4 “Changes in Registrant’s Certifying Account.”

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

On September 23, 2004, the registrant filed a Form 8-K under item 8 “Other Events.”  Other events consisted of the Company losing various inventory vehicles and other items from flooding caused by the remnants of Hurricane Ivan.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2003 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2004, our current auditors, Louis Plung & Company billed the Company $5,000 for professional services; (b) during fiscal year ended October 31, 2003, we paid our prior accountants, Malone & Bailey, PLLC $4,000 and Stark Winter Schenkein & Co., LLP $1,750.  In addition, during the year ended October 31, 2004, we paid our principal accountants Stark Winter Schenkein & Co., LLP $7,500 for services related to the audit of the October 31, 2003 financial statements.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.

(Registrant)

Date:

January 27, 2005

By:

/s/ Joseph Riccelli

Joseph Riccelli

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

January 27, 2005

By:

/s/ Joseph Riccelli

Joseph Riccelli

Chief Executive Officer

Chairman of the Board of Directors

Date:

January 27, 2005

By:

/s/ Anthony Fonzi

Anthony Fonzi

Chief Financial Officer,

Principle Accounting Officer,

and Director

Date:

January 27, 2005

By:

s/s Frank Riccelli

Frank Riccelli

Director

Date:

January 27, 2005

By:

s/s Dean P. Kolocouris

Dean P. Kolocouris

Director

Date:

January 27, 2005

By:

s/s Robert D. Monsour

Robert D. Monsour

Director

Date:

January 27, 2005

By:

s/s Dominic Cerniglia

Dominic Cerniglia

Director

EXHIBIT 31.1

INNOVATIVE DESIGNS, INC.

CERTIFICATIONS

I, Joseph Riccelli, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Innovative Designs, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Innovative Designs, Inc. as of, and for, the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Innovative Designs, Inc. and have:

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

(c)

Evaluated the effectiveness of Innovative Designs, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in Innovative Designs, Inc.'s internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Innovative Designs, Inc.'s auditors and the audit committee of Innovative Designs, Inc.'s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Innovative Designs, Inc.'s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in Innovative Designs, Inc.'s internal control over financial reporting.

Date:

January 27, 2005

By:

/s/ Joseph Riccelli

Joseph Riccelli

Chief Executive Officer

EXHIBIT 31.2

INNOVATIVE DESIGNS, INC.

CERTIFICATIONS

I, Anthony Fonzi, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Innovative Designs, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Innovative Designs, Inc. as of, and for, the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Innovative Designs, Inc. and have:

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

(c)

Evaluated the effectiveness of Innovative Designs, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in Innovative Designs, Inc.'s internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Innovative Designs, Inc.'s auditors and the audit committee of Innovative Designs, Inc.'s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Innovative Designs, Inc.'s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in Innovative Designs, Inc.'s internal control over financial reporting.

Date:

January 27, 2005

By:

/s/ Anthony Fonzi

Anthony Fonzi

Chief Financial Officer,

Principal Accounting Officer,

and Director

EXHIBIT 32.1

SECTION 906 CERTIFICATION

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-KSB Annual Report of Innovative Designs, Inc. (the "Company") for the period ended October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

•

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

January 27, 2005

By:

/s/ Joseph Riccelli

Joseph Riccelli

Chief Executive Officer

EXHIBIT 32.2

SECTION 906 CERTIFICATION

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-KSB Annual Report of Innovative Designs, Inc. (the "Company") for the period ended October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

•

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

January 27, 2005

By:

/s/ Anthony Fonzi

Anthony Fonzi

Chief Financial Officer,

Principal Accounting Officer,

and Director