Form 10QSB
period 2005-01-31
INNOVATIVE DESIGNS INC
filed 2005-03-15
CIK 1190370

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY THREE MONTH PERIOD ENDED JANUARY 31, 2005:

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ to _________________

COMMISSION FILE NUMBER: 333-103746

#

INNOVATIVE DESIGNS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0465528 (IRS Employer Identification No.)

223 North Main Street, Suite 1
Pittsburgh, Pennsylvania 15215 (Address of principal executive offices)

(412) 799-0350 (Registrant's telephone number, including area code)

Not applicable (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
All Correspondence to: Eric S. Gillen, Esquire
Leech Tishman Fuscaldo & Lampl, LLC Citizens Bank Building, 30th Floor 525 William Penn Place Pittsburgh, Pennsylvania 15025
As of January 31, 2005, there were 16,983,592 shares of the registrant's common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

#

INNOVATIVE DESIGNS, INC.

INDEX

Page No.

PART I - FINANCIAL INFORMATION	4
ITEM 1. Financial Statements and Notes to Financial Statements	4

#

PART 1 - FINANCIAL INFORMATION

INNOVATIVE DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

The information in this report for the three months ended January 31, 2005 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the "Company" considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Audited Financial Statements for the year ended October 31, 2004 in the Form 10-KSB filed with the SEC on January 31, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

#

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEETS

January 31, 2005 (Unaudited) and October 31, 2004

ASSETS

	January 31, 2005	October 31, 2004
	(Unaudited)
CURRENT ASSETS
Cash	$ 12,993	$ 27,384
Accounts receivable	5,401	30,355
Other receivables	5,000	5,000
Inventory	279,910	286,310
Total Current Assets	303,304	349,049

PROPERTY & EQUIPMENT, NET	24,037	26,118
	_____________________	_______________________
TOTAL ASSETS	$ 327,341	$ 375,167

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 141,442	$ 138,842
Note payable	104,000	102,000
Note payable – related party	-	727,275
Due to shareholders	46,000	46,000
Accrued expenses	10,006	13,596
Total Current Assets	301,448	1,027,713

LONG TERM LIABILITIES
Note payable – related party	200,000	236,364
Loan Payable to related party	81,000	71,000
Total Long Term Liabilities	281,000	307,364

TOTAL LIABILITIES	582,448	1,335,077

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 100,000,000 shares authorized Common stock, $.001 par value, 500,000,000 shares authorized, 16,903,625 shares issued and outstanding	- 1,707	- 1,691
Additional paid in capital	4,818,792	3,948,259
(Deficit) accumulated during the development stage	(5,075,596	(4,909,860)
Total Stockholder's Deficit	(255,107)	(959,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 327,341	$ 375,167

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three Months Ented January 31, 2005 and 2004, Period from Inception to January 31, 2005

 (Unaudited)

	Three Months Ended January 31,		Inception to January 31,
	2005	2004	2005

Revenue	$ 15,753	$ 11,209	$ 143,168

Operating Expenses:
Cost of sales	9,137	4,708	135,117
Non-cash stock compensation	106,900	-	3,681,930
Selling, general and administrative expenses	63,452	80,607	882,231
	179,489	85,315	4,699,278
	__________	_________	___________
(Loss) from operations	(163,736)	(74,106)	(4,556.110)

INTEREST EXPENSE:	2,000	55,178	402,538

Income (loss) before extraordinary items	$(165,736)	$(129,284)	$(4,958,648)

Extraordinary item – casualty loss from flooding,	-	-	116,948
	___________	___________	____________
NET (LOSS)	$ (165,736)	$ (129,284)	$ (5,075,596)

Per share information – basic and fully diluted

Weighted Average Shares Outstanding	16,983,592	14,934,454	14,938,606

Net (loss) per share	$ 0.008	$ 0.009	$ (0.340)

#

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Three Months Ended January 31, 2005 and 2004, Period from Inception to January 31, 2005

(Unaudited)

			Inception to
	Three Months Ended January 31,		January 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (165,736)	$ (129,284)	$ (5,075,596)
Adjustments to reconcile net income to cash
provided by operating activities:
Common stock issued to founders	-	-	1,405
Common stock issued for services	110,500	-	5,295,045
Common stock returned for nonperformance
of services	(3,600)		(1,603,600)
Depreciation	2,081	3,113	18,495
Interest added to related party note	-	109,091	395,494
Interest added to notes payable	2,000	-	4,000
Loss from extraordinary items			173,830
Changes in operating assets and liabilities:
Accounts receivable	24,954	2,814	(5,401)
Inventory	6,400	(34,088)	(402,982)
Other receivables	-	-	(5,000)
Due to related party	-	3,500	-
Accounts payable	2,600	(1,184)	141,442
Accrued expenses	(3,590)	-	10,006
Net cash (used in) operating activities	(24,391)	(46,038)	(1,052,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(48,290)
Insurance proceeds from casualty loss	-	-	38,202
Insurance proceeds used to pay off vehicle loans	-	-	(38,202)
Net cash (used in) investing activities	-	-	(48,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short-term debt	-	31,000	58,884
Payment on loan payable	-	(12,980)	-
Payments on note payable	-	(278)	(3,884)
Payment on related party note	-	(54,545)	(50,000)
Shareholder advances	-	190	363,875
Proceeds from loan payable to related party	10,000	-	81,000
Common stock shares issued for cash	-	36,900	664,270
Net cash provided by financing activities	10,000	287	1,114,145

Net increase (decrease) in cash	(14,391)	(45,751)	12,993

Cash - beginning	27,384	73,476	-
Cash - ending	$ 12,993	$ 27,725	$ 12,993

Supplemental cash flow information:
Cash paid for interest	$ -	$ 632	$ 3,043
Non-cash investing and financing activities:
License agreement	$ -	$ -	$ 618,145
Property and equipment acquired with note payable	$ -	$ -	$ 45,000
Conversion of notes payable - related party to equity	$ 763,639	$ -	$ 763,639

#

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

BASIS OF PRESENTATION

The accompanying unaudited financial statements in the Form 10QSB are presented in accordance with the requirement of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s annual report on Form 10KSB for the year ended October 31, 2004.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.

EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standard No. 128, Earnings per Share.  Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

3.

COMMON STOCK

During the three month period ended January 31, 2005, the Company issued shares of its common stock in exchange of services for an average price of approximately $0.67 per share or $110,500.  The individual stock transactions are as follows:

On December 12, 2004, the Company issued 100,000 shares of our stock to Sean W. Dills in exchange for past and future consulting services pertaining to strategic business planning.  The shares to Sean W. Dills were valued at a price of $0.75 per share, or an aggregate price of $75,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  These shares were issued without a restrictive legend.

On December 21, 2004, the Company issued 10,000 shares of our stock to Anthony C. Mengine exchange for legal services rendered to us.  The shares to Anthony C. Mengine were valued at a price of $0.50 per share, or an aggregate price of $5,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  These shares were issued without a restrictive legend.

On December 21, 2004, the Company issued 6,000 shares of our stock to Roy S. Devine exchange for consulting services rendered to us.  The shares to Roy S. Devine were valued at a price of $0.50 per share, or an aggregate price of $3,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  These shares were issued without a restrictive legend.

On December 29, 2004, the Company cancelled 3,000 shares of our stock previously issued to Barry Douglas in exchange for sales services for nonperformance of these services.

On January 7, 2005, the Company issued 50,000 shares of our stock to Sean W. Dills in exchange for past and future consulting services pertaining to strategic business planning. The shares to Sean W. Dills were valued at a price of $0.55 per share, or an aggregate price of $27,500. We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  These shares were issued without a restrictive legend.

4.

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the three month period ended January 31, 2005 and 2004, the Company incurred a net loss of ($165,736) and ($129,284), respectively.  Since the Company’s inception, they have incurred a net loss from operations of ($5,075,596).  The Company has a working capital (deficit) of $1,856 and ($220,525) and a stockholders’ deficit of ($255,107) and ($463,004) at January 31, 2005 and 2004, respectively.  In addition, the Company has no significant revenue generating operations.

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

5.

CONVERSION OF NOTES PAYABLE–RELATED PARTY TO EQUITY

Due to cash flow problems currently being experienced by the Company, on January 31, 2005, the holder of the note payable, RMF-Global Inc., a company solely owned by the Chief Financial Officer of Innovative Designs, Inc., Joseph Riccelli, agreed to accept 1,909,098 shares of the Company’s $.0001 par value common stock in settlement of $763,639 of the Company’s obligation.  The Company still has $200,000 outstanding of a note payable–related party at January 31, 2005.

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

3/15/05

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

03/15/05

By:

Joseph Riccelli, Chief Executive Officer

Exhibit 32.1

CERTIFICATIONS

I, Anthony Fonzi, certify that:

1.

I have reviewed this report on Form 10-QSB of Innovative Designs, Inc.;

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

03/15/05

By:

Anthony Fonzi, Chief Financial Officer,

Principal Accounting Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended January 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Riccelli

Date:

03/15/05

By:

Joseph Riccelli

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended January 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         /s/ Anthony Fonzi

Date:

03/15/05

By:

Anthony Fonzi

Chief Financial Officer, Principal

Accounting Officer, and Director