Form 10QSB
period 2005-04-30
INNOVATIVE DESIGNS INC
filed 2005-06-08
CIK 1190370

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY THREE MONTH PERIOD ENDED APRIL 30, 2005:

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ to _________________

COMMISSION FILE NUMBER: 333-103746

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0465528 (IRS Employer Identification No.)

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
As of April 30, 2005, there were 16,903,625 shares of the registrant's common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

INDEX

Page No.

PART I - FINANCIAL INFORMATION	4
ITEM 1. Financial Statements and Notes to Financial Statements	4

The accompanying notes are an integral part of these financial statements.

PART 1 - FINANCIAL INFORMATION

INNOVATIVE DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

The information in this report for the three months ended April 30, 2005 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the "Company" considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEETS

April 30, 2005 (Unaudited) and October 31, 2004

ASSETS

	April 30,	October 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash	$ 48,797	$ 27,384
Accounts receivable	19,950	30,355
Other receivables	5,000	5,000
Inventory	278,277	286,310
Deferred financing fee	7,500	-
Total current assets	359,524	349,049

PROPERTY AND EQUIPMENT, NET	21,956	26,118

TOTAL ASSETS	$ 381,480	$ 375,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 142,842	$ 138,842
Note payables	106,000	102,000
Note payable - related party	50,000	727,275
Due to shareholders	46,000	46,000
Accrued expenses	6,888	13,596
Total current liabilities	351,730	1,027,713

LONG TERM LIABILITIES:
Note payable - related party	200,000	236,364
Loan payable to related party	109,000	71,000
Total long term liabilities	309,000	307,364

TOTAL LIABILITIES	660,730	1,335,077

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value,	-	-
100,000,000 shares authorized
Common stock, $.0001 par value,
500,000,000 shares authorized,
17,304,693 and 16,903,625 shares
issued and outstanding, respectively	1,731	1,691
Additional paid in capital	4,810,469	3,948,259
(Deficit) accumulated during the development stage	(5,091,450)	(4,909,860)
Total stockholders' (deficit)	(279,250)	(959,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 381,480	$ 375,167

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three Months Ended April 30, 2005 and 2004, Six Months Ended April 30, 2005 and 2004,

Period from Inception to April 30, 2005

(Unaudited)

					Inception to
	Three Months Ended April 30,		Six Months Ended April 30,		April 30,
	2005	2004	2005	2004	2005

REVENUE	$ 16,512	$ 2,199	$ 32,265	$ 13,408	$ 159,680

OPERATING EXPENSES:
Cost of sales	4,414	924	13,551	5,632	139,531
Non-cash stock
compensation	(26,750)	-	80,150	-	3,655,180
Selling, general and
administrative expenses	52,702	91,801	116,154	172,408	934,933
	30,366	92,725	209,855	178,040	4,729,644

(Loss) from operations	(13,854)	(90,526)	(177,590)	(164,632)	(4,569,964)

INTEREST EXPENSE	2,000	55,147	4,000	110,325	404,538

(Loss) before
extraordinary items	(15,854)	(145,673)	(181,590)	(274,957)	(4,974,502)

Extraordinary item - casualty
loss from flooding, net
of insurance proceeds	-	-	-	-	116,948
NET (LOSS)	$ (15,854)	$ (145,673)	$ (181,590)	$ (274,957)	$ (5,091,450)

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	17,093,353	16,430,689	17,037,563	15,650,495	15,171,906

Net (loss) per share	$ (0.001)	$ (0.009)	$ (0.011)	$ (0.018)	$ (0.336)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Six Months Ended April 30, 2005 and 2004, Period from Inception to April 30, 2005

(Unaudited)

			Inception to
	Six Months Ended April 30,		April 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (181,590)	$ (274,957)	$ (5,091,450)
Adjustments to reconcile net (loss) to cash
provided by operating activities:
Common stock issued to founders	-	-	1,405
Common stock returned for
noncompliance services	(39,600)	-	(1,639,600)
Common stock issued for services	119,750	-	5,304,295
Depreciation	4,163	6,226	20,577
Interest added to related party note	-	109,092	395,494
Interest added to note payable	4,000	-	6,000
Loss from extraordinary item	-	-	173,830
Changes in operating assets and liabilities:
Accounts receivable	10,405	2,814	(19,950)
Inventory	8,033	(40,799)	(401,349)
Other receivables	-	-	(5,000)
Due to related party	-	3,500	-
Accounts payable	4,000	28	142,842
Accrued expenses	(6,708)	-	6,888
Net cash (used in) operating activities	(77,547)	(194,096)	(1,106,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(48,290)
Purchase of license agreement	-	-	-
Insurance proceeds from casualty loss	-	-	38,202
Insurance proceeds used to pay off vehicle loans	-	-	(38,202)
Net cash (used in) investing activities	-	-	(48,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	-	(3,267)	(3,884)
Payment on related party note	-	-	(50,000)
Shareholder advances	-	15,000	363,875
Proceeds from note payable from related party	50,000	-	50,000
Proceeds from loan payable from related party	38,000	71,000	109,000
Common stock shares issued for cash	10,960	86,900	675,230
Proceeds from short term debt	-	-	58,884
Net cash provided by financing activities	98,960	169,633	1,203,105

Net increase (decrease) in cash	21,413	(24,463)	48,797

Cash - beginning	27,384	73,476	-
Cash - ending	$ 48,797	$ 49,013	$ 48,797

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Six Months Ended April 30, 2005 and 2004, Period from Inception to April 30, 2005

(Unaudited)

The accompanying notes are an integral part of these financial statements.

Inception to
	Six Months Ended April 30,		April 30,
	2005	2004	2005

Supplemental cash flow information:

Cash paid for interest	$ -	$ 601	$ 3,043

Non-cash investing and financing activities:
License agreement	$ -	$ -	$ 618,145
Property and equipment acquired
with note payable	$ -	$ -	$ 45,000
Conversion of notes payable -
related party to equity	$ 763,639	$ -	$ 763,639

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

2.

EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standard No. 128, Earnings per Share.  Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods presented common stock equivalents, if any, were not considered as their effect would be anti-dilutive.

3.

COMMON STOCK

During the six month period ended April 30, 2005, the Company entered into various common stock transactions that included 311,000 shares issued for services at an average price of $0.39 per share or $119,750, 33,000 shares cancelled for non performance of services at an average price of $1.20 per share or $39,600, 73,068 shares purchased by investors for an average price of $0.15 per share or $10,960, and 50,000 shares issued as additional consideration for a loan from a related party as further discussed in Note 4.  The individual stock transactions are as follows:

Common Stock Issued for Service

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

On December 21, 2004, the Company issued 10,000 shares of our stock to Anthony C. Mengine in exchange for legal services rendered to us.  The shares to Anthony C. Mengine were valued at a price of $0.50 per share, or an aggregate price of $5,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  These shares were issued without a restrictive legend.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

On December 21, 2004, the Company issued 6,000 shares of our stock to Roy S. Devine in exchange for consulting services rendered to us.  The shares to Roy S. Devine were valued at a price of $0.50 per share, or an aggregate price of $3,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  These shares were issued without a restrictive legend.

On January 7, 2005, the Company issued 50,000 shares of our stock to Sean W. Dills in exchange for past and future consulting services pertaining to strategic business planning. The shares to Sean W. Dills were valued at a price of $0.30 per share, or an aggregate price of $15,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  These shares were issued without a restrictive legend.

On April 19, 2005, the Company issued 75,000 shares of our stock to Bonnie Dake in exchange for past and future administrative and marketing services pertaining to the operation of the business.  The shares to Bonnie Dake were valued at a price of $0.15 per share, or an aggregate price of $11,250.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 19, 2005, the Company issued 25,000 shares of our stock to Owen Dake in exchange for past and future marketing services pertaining to the operation of the business.  The shares to Owen Dake were valued at a price of $0.15 per share, or an aggregate price of $3,750.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 19, 2005, the Company issued 25,000 shares of our stock to Gary M. Tyra in exchange for past and future marketing services pertaining to the operation of the business.  The shares to Gary M. Tyra were valued at a price of $0.15 per share, or an aggregate price of $3,750.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 19, 2005, the Company issued 10,000 shares of our stock to Anthony Fazio in exchange for providing construction modifications and improvements to our facility.  The shares to Anthony Fazio were valued at a price of $0.15 per share, or an aggregate price of $1,500.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 19, 2005, the Company issued 10,000 shares of our stock to Gregory P. Domion in exchange for past, present and future sales and marketing services pertaining to the operation of the business.  The shares to Gregory P. Domion were valued at a price of $0.15 per share, or an aggregate price of $1,500.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 28, 2005, the Company issued 50,000 shares of our stock to David W. Lampl as additional consideration for a loan Lampl made to the Company as further described Note 4.  The shares to David W. Lampl were valued at a price of $0.15 per share, or an aggregate price of $7,500.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Common Stock Sold

On April 19, 2005, the Company sold 33,334 shares of our stock to Jenniffer Lee Dake for a price of $0.15 per share or $5,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 19, 2005, the Company sold 33,334 shares of our stock to Anna Mae Lipski for a price of $0.15 per share or $5,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 19, 2005, the Company sold 6,400 shares of our stock to Thomas Gniewkowski for a price of $0.15 per share or $960.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Common Stock Cancelled

On December 29, 2004, the Company cancelled 3,000 shares of our stock previously issued to Barry Douglas in exchange for sales services for nonperformance of these services.  The shares were valued at $1.20 per share or an aggregate of $3,600.

On April 18, the Company cancelled 30,000 shares of our stock previously issued to Anthony P. Leech in exchange for legal services for nonperformance of these services.  The shares were valued at $1.20 per share or an aggregate of $36,000.

4.

DEBT

In April 2005, Innovative Designs, Inc. (the “Company”) entered into discussions with David W. Lampl, Esq. (“Lampl”) regarding the terms of a potential loan from Lampl to the Company.  Lampl disclosed the potential conflict of interest to the Company and followed the Pennsylvania Rules of Professional Conduct with regard to conflict of interest matters.  Joseph Riccelli, the Company’s Chief Executive Officer, executed, on behalf of the Company, a letter dated April 19, 2005, which outlined the terms of the loan.  Mr. Ricelli also executed a Disclosure Statement stating that he understood the terms of the loan and consented to Lampl’s role as both counselor to the Company and as payee of the loan.  On April 28, 2005, the Company entered into a Secured Term Promissory Note (the “Note”) with Lampl, whereby Lampl loaned and the Company agreed to pay Lampl the principal amount of fifty thousand and 00/100 dollars ($50,000.00) plus interest at a rate of twelve and 00/100 percent (12%) per annum on or before December 31, 2005.  Lampl is a member of the law firm of Leech Tishman Fuscaldo & Lampl, LLC which represents the Company with regard to various corporate matters.

To secure the indebtedness the Company granted a security interest to Lampl in and to all presently owned  and after acquired personal property of the Company, including, but not limited to, Accounts, Equipment, Raw Materials, Inventory, Contract Rights and Proceeds and all General Intangibles.  The Company also issued two (2) twenty-five thousand (25,000) share blocks of Rule 144 Common stock of the Company as additional consideration (the “Additional Consideration”).  If all sums due under the Note have been paid on or before December 31, 2005, and if the closing price on the one (1) year anniversary date of the issuance of the Company stock to Lampl is equal to or greater than one and 00/100 ($1.00) per share, then Lampl will return one (1) twenty-five thousand (25,000) share block to the Company.  Otherwise, Lampl will retain the entire fifty thousand (50,000) shares of the Company stock free and clear of any claims or obligations.

If the Company defaults under the terms of the Note, the payment of the indebtedness will be accelerated and the interest rate will accrue on any remaining principal balance at a rate of eighteen percent (18%) from the date of default forward.  The Note also contains a Confession of Judgment provision.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

5.

CONVERSION OF NOTES PAYABLE–RELATED PARTY TO EQUITY

Due to cash flow problems currently being experienced by the Company, on January 31, 2005, the holder of the note payable, RMF-Global Inc., a company solely owned by the Chief Financial Officer of Innovative Designs, Inc., Joseph Riccelli, agreed to accept 1,909,098 shares of the Company’s $.0001 par value common stock in settlement of $763,639 of the Company’s obligation.  The Company still has $200,000 outstanding of a note payable–related party at April 30, 2005.

6.

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the six month period ended April 30, 2005 and 2004, the Company incurred a net operating loss of $177,590 and $164,632, respectively.  Since the Company’s inception, they have incurred a net loss from operations of $4,569,964 which included $3,655,180 resulting from non-cash stock compensation paid to various individuals for performance of services on behalf of the Company.  The Company has a working capital deficit of $7,794 and $678,664 and a stockholders’ deficit of $279,250 and $959,910 at April 30, 2005 and 2004, respectively.  In addition, the Company has no significant revenue generating operations.

The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing.  Further, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

On May 1, 2005, Innovative Designs, Inc. (the “Company”) entered into a Personal Services Agreement (the “Agreement”) with William Maas (“Maas”), whereby the Company agreed to design and manufacture a line of hunting and outdoor apparel that will be known as the “Bill Maas Hunting Line” (the “Hunting Line”).  The initial term of the Agreement is three (3) years and will automatically renew for another three (3) year term, not to exceed ten (10) three (3) year terms, unless either party terminates the Agreement.

Maas agreed to permit the Company to utilize his name, image, likeness, reputation, signature, history, career statistics and other personal characteristics in order to communicate Maas’ endorsement, use and involvement with the Hunting Line.  Maas also agreed to make himself available, at his discretion, to appear in person at various locations and/or functions to promote the Hunting Line.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

The Company agreed to compensate Maas by providing him with a commission on all revenues received by the Company from the sale of Hunting Line apparel.

During May 2005, the Company received a substantial purchase order from one prominent independent retailer for the Company’s Bill Maas Hunting Line.  The Company products are also currently carried by 18 retailers located primarily in Ohio and Pennsylvania.  The Company also has an exclusive agreement with a major manufacturing representative firm that will be marketing and selling the Company’s products in 37 states throughout the United States.

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

06/08/05

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

06/08/05

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

06/08/05

By:

Anthony Fonzi, Chief Financial Officer,

Principal Accounting Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended April 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Riccelli

Date:

06/08/05

By:

Joseph Riccelli

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended April 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Anthony Fonzi

Date:

06/08/05

By:

Anthony Fonzi

Chief Financial Officer, Principal

Accounting Officer, and Director