Form 10QSB
period 2005-07-31
INNOVATIVE DESIGNS INC
filed 2005-09-15
CIK 1190370

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY THREE MONTH PERIOD ENDED JULY 31, 2005:

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ to _________________

COMMISSION FILE NUMBER: 333-103746

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0465528 (IRS Employer Identification No.)

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
As of July 31, 2005, there were 17,315,193 shares of the registrant's common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

INDEX

Page No.

PART I - FINANCIAL INFORMATION	4
ITEM 1. Financial Statements and Notes to Financial Statements	4

The accompanying notes are an integral part of these financial statements.

PART 1 - FINANCIAL INFORMATION

INNOVATIVE DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

The information in this report for the three months ended July 31, 2005 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the "Company" considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEETS

July 31, 2005 (Unaudited) and October 31, 2004

ASSETS

	July 31,	October 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash	$ 10,646	$ 27,384
Accounts receivable	13,619	30,355
Other receivables	5,000	5,000
Inventory	338,760	286,310
Deferred financing fee	4,687	-
Total current assets	372,712	349,049

PROPERTY AND EQUIPMENT, NET	19,648	26,118

TOTAL ASSETS	$ 392,360	$ 375,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 142,842	$ 138,842
Due to shareholders	46,000	46,000
Accrued expenses	12,938	13,596
Current portion of note payable	97,800	102,000
Current portion of related party debt	70,000	727,275
Total current liabilities	369,580	1,027,713

LONG TERM LIABILITIES:
Long-term portion of related party debt	319,000	307,364
Long-term portion of notes payable	23,923	-
Total long term liabilities	342,923	307,364

TOTAL LIABILITIES	712,503	1,335,077

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value,	-	-
100,000,000 shares authorized
Common stock, $.0001 par value,
500,000,000 shares authorized,
17,315,193 and 16,903,625 shares
issued and outstanding, respectively	1,732	1,691
Additional paid in capital	4,813,868	3,948,259
(Deficit) accumulated during the development stage	(5,135,743)	(4,909,860)
Total stockholders' (deficit)	(320,143)	(959,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 392,360	$ 375,167

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three and Nine Months Ended July 31, 2005 and 2004, Period from Inception (June 25, 2002) to July 31, 2005

(Unaudited)

					Inception to
	Three Months Ended July 31,		Nine Months Ended July 31,		July 31,
	2005	2004	2005	2004	2005

REVENUE	$ 17,671	$ 6,061	$ 49,936	$ 19,469	$ 177,351

OPERATING EXPENSES:
Cost of sales	7,580	2,546	21,131	8,178	147,111
Non-cash stock
compensation	2,400	(1,600,000)	82,550	(1,600,000)	3,657,580
Selling, general and
administrative expenses	61,322	106,591	177,476	278,999	996,255
	71,302	(1,490,863)	281,157	(1,312,823)	4,800,946

Income (loss) from operations	(53,631)	1,496,924	(231,221)	1,332,292	(4,623,595)

OTHER INCOME (EXPENSE)
Revenue from grants	11,138	-	11,138	-	11,138
Interest expense	(1,800)	(55,116)	(5,800)	(165,441)	(406,338)
Total other income (expense)	9,338	(55,116)	5,338	(165,441)	(395,200)

Income (loss) before
extraordinary items	(44,293)	1,441,808	(225,883)	1,166,851	(5,018,795)

Extraordinary item - casualty
loss from flooding, net
of insurance proceeds	-	-	-	-	116,948
NET INCOME (LOSS)	$ (44,293)	$ 1,441,808	$ (225,883)	$ 1,166,851	$ (5,135,743)

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	17,312,639	17,639,462	17,130,262	16,318,323	15,387,384

Net income (loss) per share	$ (0.01)	$ 0.08	$ (0.01)	$ 0.07	$ (0.33)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Nine Months Ended July 31, 2005 and 2004, Period from Inception (June 25, 2002) to July 31, 2005

(Unaudited)

			Inception to
	Nine Months Ended July 31,		July 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (225,883)	$ 1,166,851	$ (5,135,743)
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Common stock issued to founders	-	-	1,405
Common stock returned for
noncompliance services	(39,600)	(1,600,000)	(1,639,600)
Common stock issued for services	122,150	-	5,306,695
Depreciation and amortization	10,284	9,339	26,698
Interest added to related party note	-	163,638	395,494
Interest added to note payable	5,800	-	7,800
Loss from extraordinary item	-	-	173,830
Changes in operating assets and liabilities:
Accounts receivable	16,736	4,820	(13,619)
Inventory	(52,450)	(78,102)	(461,832)
Other receivables	-	-	(5,000)
Due to related party	-	3,500	-
Accounts payable	4,000	1,946	142,842
Accrued expenses	(658)	-	12,938
Net cash (used in) operating activities	(159,621)	(328,008)	(1,188,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,000)	-	(49,290)
Insurance proceeds from casualty loss	-	-	38,202
Insurance proceeds used to pay off vehicle loans	-	-	(38,202)
Net cash (used in) investing activities	(1,000)	-	(49,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(10,000)	(6,737)	(13,884)
Payment on related party note	-	-	(50,000)
Shareholder advances	-	15,000	363,875
Proceeds from note payable	23,923	6,000	23,923
Proceeds from loan payable from related party	58,000	71,000	129,000
Proceeds from note payable - related party	60,000	-	60,000
Common stock shares issued for cash	11,960	167,420	676,230
Proceeds from short term debt	-	100,000	58,884
Net cash provided by financing activities	143,883	352,683	1,248,028

Net increase (decrease) in cash	(16,738)	24,675	10,646

Cash - beginning	27,384	73,476	-
Cash – ending	$ 10,646	$ 98,151	$ 10,646

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Nine Months Ended July 31, 2005 and 2004, Period from Inception (June 25, 2002) to July 31, 2005

(Unaudited)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Nine Months Ended July 31, 2005 and 2004, Period from Inception (June 25, 2002) to July 31, 2005

(Unaudited)

Inception to
	Nine Months Ended July 31,		July 31,
	2005	2004	2005

Supplemental cash flow information:

Cash paid for interest	$ -	$ 803	$ 3,043

Non-cash investing and financing activities:
License agreement	$ -	$ -	$ 618,145
Property and equipment acquired
with note payable	$ -	$ -	$ 45,000
Conversion of notes payable -
related party to equity	$ 763,639	$ -	$ 763,639

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

BASIS OF PRESENTATION

The accompanying unaudited financial statements in the Form 10QSB are presented in accordance with the requirement of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10KSB for the year ended October 31, 2004.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.

EARNINGS PER SHARE

Innovative Designs, Inc. (the “Company”) calculates net income (loss) per share as required by Statement of Financial Accounting Standard No. 128, Earnings per Share.  Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods presented common stock equivalents, if any, were not considered as their effect would be anti-dilutive.

3.

COMMON STOCK

During the nine month period ended July 31, 2005, the Company entered into various common stock transactions that included 317,000 shares issued for services at an average price of $0.39 per share or $122,150, 33,000 shares cancelled for non performance of services at an average price of $1.20 per share or $39,600, 77,568 shares purchased by investors for an average price of $0.15 per share or $11,960, and 50,000 shares issued as additional consideration for a loan from a related party as further discussed in Note 4.  The individual stock transactions are as follows:

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

On June 14, 2005, the Company issued 6,000 shares of our stock to Charles Peterson in exchange for product development.  The shares to Charles Peterson were valued at a price of $0.40 per share, or an aggregate price of $2,400.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  These shares were issued without a restrictive legend.

Common Stock Sold

On April 19, 2005, the Company sold 33,334 shares of our stock to Jennifer Lee Dake for a price of $0.15 per share or $5,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

On July 19, 2005, the Company sold 2,000 shares of our stock to Jennifer Lee Dake for a price of $0.25 per share or $500.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

On July 19, 2005, the Company sold 2,500 shares of our stock to Edward Craft for a price of $0.20 per share or $500.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Common Stock Issued in Connection with Borrowing Activity

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

On April 18, 2005, the Company cancelled 30,000 shares of our stock previously issued to Anthony P. Leech in exchange for legal services for nonperformance of these services.  The shares were valued at $1.20 per share or an aggregate of $36,000.

4.

BORROWINGS

Related Party Borrowings

Note Payable - Related party; RMF Global, Inc.; Note Payable is non-interest bearing with no payment terms.

Loan Payable - Related party; RMF Global Riccelli Properties.  Loan Payable is non-interest bearing with no payment terms.

Note Payable - Related party - David W. Lampl, Esq.; due December 31, 2005; interest is 12% per annum.

Subtotal

Subtotal from previous page

Note Payable - Related party; due October 15, 2005; interest is 10% per annum.

Note Payable - Related party; Bonnie Dake; there are no terms and is due upon demand.

Note Payable - Related party; Gregory P. Domain; there are no terms and is due upon demand.

Total Related Party Borrowings

July 31, 2005 $ 200,000 119,000 50,000 $ 369,000 July 31, 2005 $ 369,000 10,000 5,000 5,000 $ 389,000	October 31, 2004 $ 963,639 71,000 - $ 1,034,639 October 31, 2004 $ 1,034,639 - - - $ 1,034,639

Other Borrowings

Note Payable - James Kearney; due upon demand; interest is 8% per annum.

Note Payable - Redevelopment Authority of Allegheny County; due June 2010; payable in monthly installments of $290.  This is a non-interest bearing note.

Note Payable - U.S. Small Business Administration; due December 2035; payable in monthly installments.  Interest is 2.9% per annum.

Total Other Borrowings

Total Borrowings

Less current portion of Related

  Party Borrowings

Less current portion of Other Borrowings

Total Long-Term Borrowings

$ 97,800 13,923 10,000 $ 121,723 $ 510,723 (70,000) (97,800) $ 342,923	$ 102,000 - - $ 102,000 $ 1,136,639 (727,275) (102,000) $ 307,364

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

In April 2005, the Company entered into discussions with David W. Lampl, Esq. (“Lampl”), a related party shareholder, regarding the terms of a potential loan from Lampl to the Company.  Lampl disclosed the potential conflict of interest to the Company and followed the Pennsylvania Rules of Professional Conduct with regard to conflict of interest matters.  Joseph Riccelli, the Company’s Chief Executive Officer, executed, on behalf of the Company, a letter dated April 19, 2005, which outlined the terms of the loan.  Mr. Ricelli also executed a Disclosure Statement stating that he understood the terms of the loan and consented to Lampl’s role as both counselor to the Company and as payee of the loan.  On April 28, 2005, the Company entered into a Secured Term Promissory Note (the “Note”) with Lampl, whereby Lampl loaned and the Company agreed to pay Lampl the principal amount of fifty thousand and 00/100 dollars ($50,000.00) plus interest at a rate of twelve percent (12%) per annum on or before December 31, 2005.  Lampl is a member of the law firm of Leech Tishman Fuscaldo & Lampl, LLC which represents the Company with regard to various corporate matters.

To secure the indebtedness the Company granted a security interest to Lampl in and to all presently owned  and after acquired personal property of the Company, including, but not limited to, Accounts, Equipment, Raw Materials, Inventory, Contract Rights and Proceeds and all General Intangibles.  The Company also issued two (2) twenty-five thousand (25,000) share blocks of Rule 144 Common stock of the Company as additional consideration (the “Additional Consideration”).  If all sums due under the Note have been paid on or before December 31, 2005, and if the closing price on the one (1) year anniversary date of the issuance of the Company stock to Lampl is equal to or greater than $1.00 per share, then Lampl will return one (1) twenty-five thousand (25,000) share block to the Company.  Otherwise, Lampl will retain the entire fifty thousand (50,000) shares of the Company stock free and clear of any claims or obligations.

If the Company defaults under the terms of the Note, the payment of the indebtedness will be accelerated and the interest rate will accrue on any remaining principal balance at a rate of eighteen percent (18%) from the date of default forward.  The Note also contains a Confession of Judgment provision.

In July 2005, the Company entered into a 90 day note with a related party shareholder, Stephen H. Dake, for $10,000.  The note bears interest of ten percent (10%) and is payable on or before the 90 day due date of October 15, 2005.

In July 2005, the Company entered into a loan with a related party shareholder, Bonnie Dake, for $5,000.  The loan has no terms, bears no interest and is due upon demand.  Accordingly, no interest has been reflected within the financial statements.

In July 2005, the Company entered into a loan with a related party shareholder, Gregory P. Domain, for $5,000.  The loan has no terms, bears no interest and is due upon demand.  Accordingly, no interest has been reflected within the financial statements.

In July 2005, the Company received a no interest loan with Redevelopment Authority of Allegheny County in the amount of $13,923.  The Company qualified for a loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 2004.  The loan is to be repaid over a forty-seven month period in equal payments of $290.06, commencing July 1, 2006.

In July 2005, the Company was approved for a low interest promissory note from the U.S. Business Administration in the amount of $280,100.  The Company qualified for the loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004.  The note bears interest at an annual rate of two and 9/100 percent (2.9%).  Monthly installment payments, including principal and interest, will be $1,186 beginning five months from the date of the promissory note.  The note will be payable over 30 years.  Certain guarantees of collateral were made by the Company’s Chief Executive Officer and shareholder, Joseph Riccelli to service the note.  The Company is to use the loan proceeds to repair or replace the following: approximately $6,200 for machinery and equipment; approximately $80,100 for furniture and fixtures; approximately $148,700 for inventory; and approximately $45,100 for working capital.  The Company has received $10,000 as of July 31, 2005, with the remainder of the funds to be disbursed in accordance with the general requirements of the Small Business Administration.

5.

CONVERSION OF NOTES PAYABLE–RELATED PARTY TO EQUITY

Due to cash flow problems currently being experienced by the Company, on January 31, 2005, the holder of the note payable, RMF-Global Inc., a company solely owned by the Chief Executive Officer of Innovative Designs, Inc., Joseph Riccelli, agreed to accept 1,909,098 shares of the Company’s $.0001 par value common stock in settlement of $763,639 of the Company’s obligation.  The Company still has $200,000 outstanding of a note payable–related party at July 31, 2005.

6.

GRANT FOR CASUALTY LOSS OF PROPERTY DUE TO FLOOD

In July 2005, the Company received a grant from the Redevelopment Authority of Allegheny County in the amount of $11,138.  The Company qualified for the grant due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004.  The grant is not a loan and will not be paid back to Allegheny County.  The proceeds of the grant shall be used to purchase replacement equipment and/or inventory damaged in the flooding.

7.

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the nine month period ended July 31, 2005 and 2004, the Company incurred a net operating (loss) income of ($231,221) and $1,332,292, respectively.  Since the Company’s inception, they have incurred a net loss from operations of $4,623,595 which included $3,657,580

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

resulting from non-cash stock compensation paid to various individuals for performance of services on behalf of the Company.  The Company has working capital of $3,132 and a stockholders’ deficit of $320,143 at July 31, 2005.  In addition, the Company has no significant revenue generating operations.

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

The Company agreed to compensate Maas by providing him with a commission on all revenues received by the Company from the sale of the Hunting Line apparel.

During May 2005, the Company received a substantial purchase order from one prominent independent retailer for the Hunting Line.  The Company products are also currently carried by 18 retailers located primarily in Ohio and Pennsylvania.  The Company also has an exclusive agreement with a major manufacturing representative firm that will be marketing and selling the Company’s products in 37 states throughout the United States.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The accompanying notes are an integral part of these financial statements.

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

09/15/05

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

09/15/05

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

09/15/05

By:

Anthony Fonzi, Chief Financial Officer,

Principal Accounting Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended July 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Riccelli

Date:

09/15/05

By:

Joseph Riccelli

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended July 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Anthony Fonzi

Date:

09/15/05

By:

Anthony Fonzi

Chief Financial Officer, Principal

Accounting Officer, and Director