Form 10KSB
period 2005-10-31
INNOVATIVE DESIGNS INC
filed 2006-01-31
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(I)

Annual report under section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended October 31, 2005

(  )

Transition report under section 13 or 15(d) of the Securities Act of 1934.

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

________________

Securities registered or to be registered pursuant to Section 12(g) of the Exchange Act:

__________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

  X

No

___

Check if no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes

___

No

   X_

The issuer’s revenues for its most recent fiscal year were $312,486.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $7,645,913 as of January 13, 2006.

The number of shares of the issuer’s common stock outstanding, as of January 13, 2006 was 17,781,193.

Transitional Small Business Disclosure Format:

Yes

____

No

  X

PART I

[Items 6 - 12 of Model B of Form 1-A]

ITEM 6.

DESCRIPTION OF BUSINESS.

We are a development stage company. Incorporated in the State of Delaware on June 25, 2002, we market recreational products that are made from eliotex, a material with buoyancy and thermal resistant properties.  Since our formation and as more fully explained throughout this Form 10-KSB, we have devoted our efforts to:

•

Formulating and developing our business plan;

•

Raising capital through a private placement of our stock;

•

Developing our marketing plan;

•

Developing our web site;

•

Negotiating and completing our sublicense agreement with RMF Global;

•

Completing the development, design, and prototypes of certain products;

•

Obtaining retail stores to offer and sell our products; and

•

Executing an agreement with a manufacturers representative group to sell our products to retail chains.

RMF Global, Inc. was incorporated on April 1, 1999 in the State of Pennsylvania and is owned and controlled solely by our Chief Executive Officer, Joseph Riccelli.  On March 2, 2003, RMF Global entered into a written license agreement with Ko-Myung Kim for the exclusive distribution rights to eliotex in the United States, Canada, Mexico, India, the United Kingdom and Turkey. Mr. Kim owns the patent to the process to make the eliotex material.  On November 25, 2002, we entered into a written sublicense agreement with RMF Global for the exclusive rights to produce and distribute three products made with eliotex, which RMF Global developed, and to use eliotex in products that we develop.  We plan to market our products containing eliotex, three of which were developed by RMF Global under the label "i.d.i.gear".

We have never been the subject of any bankruptcy or receivership action. We have had no material reclassification, merger, consolidation, purchase, or sale of a significant amount of assets outside the ordinary course of business.

We currently have no plans to seek a merger, acquisition, or business reorganization or to otherwise enter into a business combination with another entity.

The only exclusive distribution rights we have are derived from our November 25, 2002 written sublicense agreement with RMF Global, an affiliated entity, to: (a) produce and distribute sleeping bags, Swimeez, and stadium pack products containing eliotex, which RMF Global developed; and (b) to use eliotex in products which we produce and develop.

We currently have no distribution rights, exclusive or otherwise, to be a distributor of eliotex; however, RMF Global, does have exclusive distribution rights to distribute eliotex in the United States, Canada, Mexico, Indonesia, the United Kingdom and Turkey, in accordance with the March 2, 2003 written license agreement with Mr. Kim which is described in more detail on pages 4.  As such, we purchase eliotex from RMF Global to be used in the manufacturing of our products. Similarly, other companies are free to purchase eliotex from RMF Global, assuming

- # -

that it is a company within the distribution jurisdiction that RMF Global covers.  RMF Global is the supplier/distributor of the raw material "eliotex" and does not currently have any future plans to directly manufacture finished goods containing "eliotex."

We offer the following three products containing eliotex which were developed by RMF Global:

•

Floating Swimwear: Product under our product name "Swimeez".  Our swimwear is designed to be a swim aid.  The interior lining of our swimwear product is made from eliotex, which enhances floatability.

•

Sleeping Bag Products: Our sleeping bag products, available in both rectangular and mummy styles, are water resistant, windproof and weigh less than 2 pounds each.  The eliotex insulation enables our sleeping bags to have a temperature rating of 15 degrees to 20 degrees Fahrenheit.

•

Stadium Pack: The use of eliotex in this product provides protection from weather conditions such as rain and cold.  By altering the configuration of the folds and zippers, the product can be used as a:

•

Stadium seat cushion or pillow;

•

Thermal rain parka with a zip-out hood;

•

Sleeping Bag;

•

Flotation Raft; and

•

Double Comforter.

We use eliotex to provide protection from harsh weather conditions in the following products which we developed:

•

Windshirts: Our windshirts are available in only one style and in five colors: grey, navy, red, black, and khaki.

•

Jackets: Our jackets are available in only one style and in five colors: grey, navy, red, black, and khaki.

•

Hunting Apparel Line: Our hunting apparel provides almost total block from odors provided by the eliotex material.  We have sent for a trade mark application for use of the name “Scent Barrier” on September 26, 2005, which we have not received at the date of the filing of the 10-KSB.  The Hunting Apparel Line is being endorsed by Bill Maas, former all pro National Football League football player and Fox Sports Analyst.

•

Fishing Apparel Line: We plan to introduce a full line of fishing apparel featuring eliotex, which will be endorsed by professional fisherman, Jose Wejebe, under the name “Jose Wejebe Spanish Fly Fishing Apparel.”

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

- # -

•

six pocket pants which are styled similar to cargo pants;

•

1/2 zip pullover jacket with collar;

•

parka jacket;

•

fleece jacket;

•

guide series shirt, which is similar in style to a button down collar long sleeved oxford style shirt;

•

bib coveralls in light weight; and

•

bib coveralls in arctic weight which contains two layers of eliotex.

Our hunting apparel line is being endorsed by Bill Maas, and we are in the development stage of introducing a full line of fishing apparel as discussed above.

These prototypes were manufactured at the facility we currently utilize in Indonesia.  We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes; (b) although we used the services of our Chief Executive Officer and Vice President of Sales and Marketing for these purposes, their efforts were part of their normal responsibilities; (c) prior to the time we had undertaken to design and prototype of these products, we purchased the materials to accomplish these tasks, the cost of which did not exceed $1000; and (d) the testing of these products was performed in the "field" by our employees and our Manufacturer's Representative groups, as part of their normal responsibilities.

From February 2001 and until approximately January of 2002, RMF Global searched for sources of eliotex and eventually located Mr. Kim, a citizen of Korea. RMF Global entered into a verbal agreement with Mr. Kim in June of 2002.  From approximately June 2002 until March 2, 2003, RMF Global, our sublicensor, purchased eliotex on an as needed basis from Mr. Kim, in accordance with a verbal agreement.  The same terms of the verbal agreement were set forth in a written agreement on March 2, 2003.  On March 2, 2003, RMF Global entered into a written agreement with Mr. Kim, whereby Mr. Kim granted RMF Global the exclusive, unlimited, irrevocable right and license, with the right to grant sublicenses to third parties, to purchase, use, develop, commercialize, market, have marketed, sell and have sold, manufacture and have manufactured products related to or utilizing eliotex whether present or future for all countries in the world other than Korea and Japan.  Under the terms of the agreement Mr. Kim agreed to promptly deliver to RMF Global within twenty-eight (28) days of receiving an order from RMF Global, all eliotex ordered by RMF Global.  Under the terms of the agreement, RMF Global is required to pay a fixed amount per meter of eliotex.  This fixed amount will not change under the agreement for a period of ten (10) years after the date of the agreement was signed.  The agreement provides that after the ten (10) year period, the price of the eliotex shall be adjusted for a subsequent ten (10) year term, no more than twelve percent (12%) per the subsequent ten (10) year period.  RMF Global shall order eliotex from Mr. Kim from time to time as needed and shall not be required to purchase any minimum amount of eliotex during the term of this agreement, and RMF Global is not required to make any minimum annual payment to Mr. Kim. However, should RMF Global place an order, any quantity ordered must be a minimum of 55,000 meters of eliotex.  RMF Global is not required to pay to Mr. Kim any part of any sublicense fee that RMF Global receives from third party sublicensees, and RMF Global shall not pay any fees to Mr. Kim.  This agreement will be in full legal force and effect for an initial term of ten (10) years from the date of its execution. RMF Global will have the option to renew this agreement for up to four (4) successive terms of ten (10) years each by giving notice to Mr. Kim of its intention to so renew not less than ninety (90) days prior to the expiration of the then-current term.

- # -

On November 25, 2002, we entered into a licensing agreement with RMF Global.  The terms of this agreement provide that RMF Global: (a) grants us an exclusive sublicense to manufacture and market RMF Global's three product lines, which are floating swimwear, sleeping bags and stadium packs; (b) is required to provide us with eliotex to adequately and timely meet our needs; and (c) will sell eliotex to us at a price equal to the lowest price it charges any of its other customers. In addition, the agreement requires that Joseph A. Riccelli oversee raw material ordering, receiving and warehousing, sub-manufacturing, warehousing and shipping of our products.  The agreement is for a term of ten years and we shall have the option to renew the agreement for four subsequent terms of ten years each.

Under the agreement, we must pay RMF Global $1,250,000 for the grant of the sublicense, consisting of a $50,000 down payment, which was paid.  Due to cash flow problems experienced by the Company, on January 31, 2005, the holder of the note payable, RMF - Global, Inc. agreed to accept 1,909,098 shares of the Company’s $.0001 par value common stock in settlement of $763,639 of the Company’s obligation.  We still have $200,000 outstanding of a note payable - related party as of the filing date of the Form 10-KSB.

On June 16, 2003, we completed an agreement with Haas Outdoors in which Haas Outdoors granted us a non-exclusive wholesale license in North America to: (a) manufacture, or sell products or to have manufactured for us, and to sell licensed products of Haas Outdoors; and (b) use the licensed trademark of Haas Outdoors in association with the marketing and sale of licensed products.  The agreement defines licensed products as a product which bears or otherwise includes Haas Outdoors' licensed design and is further restricted to mean only our stadium pack.  "Licensed design" is defined in the agreement as the camouflage pattern(s) known as the Mossy Oak Break-Up and/or New BreakUp patterns and which is covered by Haas Outdoors' copyrights, including but limited to United States Copyright Registration No. 2,227,642.  The agreement defines "licensed trademark" as Haas Outdoors' trademarks Mossy Oak, Break-Up and/or or New BreakUp.  The term of the agreement is two years from the effective date of the agreement, May 30, 2003.  During 2005, the Company extended the terms of this agreement with Haas Outdoors.  We paid a one time $250 licensing fee for these rights.  We are also required to pay to Haas Outdoors a running royalty, which is included in the price of fabrics purchased from licensed vendors of Haas Outdoors.

In addition, the agreement provides that we, as the licensee in the agreement are required to: (a) place on the licensed products in a manner prescribed by copyright laws and unless otherwise indicated, a sufficient copyright notice including the copyright notice, the year of publication, and an identification of Haas Outdoors as the owner; and (b) in all instances where Haas Outdoors so desires, we will include on licensed products the authorized trademark associated with the authorized design.  We also agreed that nothing in the agreement will confer upon us any proprietary interest in the licensed designs, the licensed trademarks, or any other copyright, trademark and patents rights owned by Haas Outdoors.  In addition, we agreed that Haas Outdoors is the owner of the licensed designs and licensed trademarks and that we will not contest the validity or enforceability of the licensed trademarks or Haas Outdoors copyrights in the licensed designs.

Swimeez Product

Our Swimeez product is intended for use by the following groups that are in the Company’s target market for these products:

•

Toddlers and children from the ages of 3 to 12 who are learning to swim;

•

Handicapped persons; and

•

Adults learning to swim.

- # -

Sleeping Bags

Our sleeping bag products are intended for use by the following groups that are in the Company’s target market for these products:

•

Outdoor enthusiasts, such as hikers, climbers, mountain bikers and kayakers;

•

Campers;

•

Boy Scouts and Girl Scouts;

•

Motorcyclists; and

•

Hunters and Fishermen.

Stadium Pack

Our stadium pack products are intended for use by the following groups that are in the Company’s target market for these products:

•

Colleges;

•

Child/Amateur sport organizations; and

•

Hunting/Fishing enthusiasts.

Windshirts

Our windshirt products are intended for use by the following consumer groups that are in the Company’s target market for these products:

•

Golf club pro shops;

•

Golf tournament organizers;

•

Corporate promotional organizations; and

•

Sporting organizations and teams.

Jackets

Our jacket products are intended for use by the following consumer groups that are in the Company’s target market for these products:

•

Colleges;

•

Sporting teams; and

•

Corporations.

Hunting Line

Our hunting line products are intended for use by the following consumer group that are in the Company’s  target market for these products:

•

Hunting enthusiasts; and

•

Professional hunters.

Fishing Line

Our fishing line products are intended for use by the following consumer groups that are in the Company’s target market for these products:

•

Professional fisherman; and

•

Fishing enthusiasts.

- # -

Website and Retailers

We sell both wholesale and retail products on our website.  Our website, located at www.idigear.com, became operational in October 2002 and contains information on our products, technical information on eliotex insulation, e-commerce capabilities with "shopping cart", wholesaler information and order forms, company contact information, and links to retailers that carry our products.  We have obtained the services of BA Web Productions who assists us in designing and continually developing our website.  Our website features a "wholesaler only" area, allowing our wholesalers access to information, ordering, and recalls.  The web site is hosted by Nidhog Hosting.  The secure payment gateway provider for our online e-commerce is SkipJack Financial Services.

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

•

Dick Sporting Goods, a Pittsburgh-based retail chain, carries the Bill Maas Hunting Apparel Line;

•

Dunham’s Sports, headquartered in Waterford, Michigan, carries the Bill Maas Hunting Apparel Line in the states of Pennsylvania, Ohio, Delaware, Michigan, and Wisconsin;

•

Sportsman’s Warehouse, headquartered in Midvale, Utah, carries the Bill Maas Hunting Line in stores across the contiguous United States as well as Alaska;

•

Kittery Trading Post, located in Kittery, Maine, has submitted a purchase order to carry the Bill Maas Hunting Line in 2006;

•

Vern’s Archery, located in Silverton, Oregon, carries the Bill Maas Hunting Line;

•

Andrew’s Archery, located in Frackville, Pennsylvania, carries the Bill Maas Hunting Line;

•

M & M Sportshop, located in New Lisbon, Wisconsin, carries the Bill Maas Hunting Line;

•

H-B Sportsman’s Club, located in Elmira, New York, carries the Bill Maas Hunting Line;

•

Gibson’s Discount Store, located in Kerrville, Texas, carries the Bill Maas Hunting Line;

•

Gassman’s Archery, located in San Antonio, Texas, carries the Bill Maas Hunting Line;

•

Sierra Trading Post, located in Cheyenne, Wyoming, carries our sleeping bags and All-In-Ones;

•

Pennington Seed, located in Greenfield, Missouri, carries our stadium pack;

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

We have no verbal or written agreement with these retailers and we currently have no intention of entering into any such agreement. These retailers purchase our products from us strictly on a purchase order basis.

In November 2002, we entered into a verbal agreement with Havel-Giarusso and Associates, a manufacturer representative located in Big Lake, Minnesota, to be the manufacturer representative of our products.

- # -

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

Stadium Pack Products

We plan to distribute our Stadium Pack products through sporting goods catalogs, trade shows, sporting shows, and retail outlets and chains.

Windshirts and Jackets

We plan to distribute our windshirts and jackets through various wholesalers, retail outlets and chains, and trade shows.

Hunting Apparel Line

We plan to distribute our hunting apparel through national and local retail chains.

Six pocket pants, 1/2 zip pullover jacket with collar, parka jacket, fleece jacket, guide series shirt, bib coveralls in light weight, bib coveralls in arctic weight and fishing apparel line.  We plan to distribute these products, which we are in the development stage of introducing to the public, through trade shows, product information mailings to prospective retail buyers, and private showings to targeted buyers in the retail industry.

- # -

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

Sales Representatives

Our vice president of sales and marketing plans to:

(a) sell our merchandise to retail chain stores;
(b) attend and network trade shows to establish industry related contracts;
(c) initiate relationships with local and national recreational organizations; and
(d) provide support to our manufacturer representatives

Contract with manufacturer

In March 2004, we entered into a formalized agreement with Evernham and Anderson Associates, Inc. They will represent us in various states throughout the United States as discussed above.

Public relations campaign

We plan to contract with marketing consultants to develop and distribute press releases regarding company status, product innovations, and other notable events and developments

Design and develop

We are and continue to contract with marketing consultants for services related to literature,

    displays, develop brochures, point-of-sale displays, mailers, media materials, and literature and sales tools for our sales representatives and manufacturer representatives.

Establish wholesale

We are and continue to develop relationships or distribution relationships with retail points for our products to retail chain outlets and mass merchandisers to sell our products.

Develop trade show booth

We are and continue to contract with marketing consultants to design and develop a portable display booth, and product materials to be used in sporting goods and outdoor apparel trade shows.

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

- # -

Our "idigear" label is sewn on all of our products.  Haas Outdoors, Inc.'s Mossy Oak and New Break Up hang tags are attached only to our "Mossy Oak pattern" stadium pack products. Additionally, we will be utilizing the Mossy Oak camouflage on the new products that we are in the development stages of introducing, which will feature the Mossy Oak hang tag with our "idigear" hang tag.  Our new hunting apparel line also includes a hang tag noting such endorsement.

Eliotex will be used in all our finished goods and will be purchased from our affiliate/licensor, RMF Global.

Raw Materials to be Provided for our Floating Swimwear Products:

•

Eliotex

Eliotex will be used to create the buoyant quality of our floating swimwear product.

•

Lycra

We plan to purchase Lycra from Yasha Fabrics which is located in Los Angeles, California. Lycra is an elastic polyurethane fiber or fabric used especially for close-fitting sports clothing and is used for the outer shell and inside lining of our floating swimwear product.

•

Zippers

We plan to purchase zippers from Barbie International Corporation, located in New York, New York.

The delivery time involved for these raw materials from the date of order to date of delivery is less than two weeks.

Raw Materials to be provided for our Sleeping Bags and Stadium Pack Products:

•

Eliotex

Eliotex is used in our sleeping bags and stadium pack products as insulation and to provide buoyancy to these products.

•

Rip Stop Nylon

We plan to purchase Rip Stop Nylon from Roberts Textile Company located in New York, New York.  Rip Stop Nylon is a manufactured fiber that is strong and is resistant to both abrasion and damage from many chemicals.  Rip Stop Nylon fabric is non-absorbent, durable, fast drying, resistant to moths and other insects, water, perspiration and standard dry cleaning agents. The Rip Stop Nylon fabric also contains an added nylon cross weave to prevent tearing of the material. Rip Stop Nylon is commonly used in women's hosiery, knitted or woven lingerie, socks and sweaters, rugs and carpets, sleeping bags, duffle bags, racquet strings, and fishing lines. Rip Stop Nylon is used in our sleeping bags and stadium pillow products as the exterior shell.

•

- # -

•

Nylon polyester tricot

We plan to purchase nylon tricot from Roberts Textile Company or Fab Industries, both of which are located in New York, New York. Nylon tricot is made from very fine or single yarns, providing a suede-like texture.  Nylon tricot is typically used for underwear, sportswear, bathing suits and gloves. Nylon tricot is used in our sleeping bags as the inside lining.

•

Compression sacks

We plan to purchase compression sacks from Equinox located in Williamsport, Pennsylvania. Compression sacks are small Rip Stop Nylon bags, approximately 12 inches by 8 inches. They are separate from our sleeping bag and are used to compress our sleeping bag when not in use. Rip Stop Nylon is the sole component of the compression sacks.

•

New Products Utilizing the Mossy Oak Brand Camouflage Pattern

We plan to purchase the Mossy Oak Brand camouflage fabric from a licensed distributor for Haas Outdoors, Inc, MAHCO, based in Bentonville, Arkansas.  This fabric will be shipped to our submanufacturer, PT Lydia and Natalia, Indonesia. PT Lydia and Natalia, at their discretion, will source the additional raw materials for the completion of each garment or accessory.

Raw Materials to be provided for our Jackets and Windshirts

•

Eliotex

Eliotex will be used to provide insulation in our jackets and windshirts.

•

Polyester peached microfiber

We plan to purchase polyester peached microfiber which is a type of grade microfiber from Roberts Textile Company located in New York, New York.  It is durable and water repellent treated for our jackets and windshirts.

•

Rib knit

We plan to purchase rib knit for our jackets and windshirts from Green Mountain located in Knitter, Vermont.  Rib knit is a mix of cotton and Lycra and is elastic and is used for the trip around the collars, waistbands and cuffs.

The delivery time involved for our raw materials from the date of order to the date of delivery is less than one week for all stocked materials. Non-stocked materials or special orders may take up to two weeks for delivery.

The only "raw product" we store on a continual basis is "eliotex" which is stored in our warehouse.  Our warehouse space is sufficient for our storage of eliotex.  For the other raw materials that are below 1000 piece goods, we have the materials shipped directly to the sub-manufacturer.  For production runs in excess of 1000 piece goods, we arrange for the raw materials to be shipped to our warehouse facility, which is sufficient for that use.  Thereafter, we distribute to the sub-manufacturer the quantity needed for each production run and we store the remaining quantity.  Payment typically will be due on an average of 30 to 60 days after receipt of the raw materials by our sub-manufacturer or our warehouse facility.  Our Indonesia based

- # -

manufacturer, PT Lidya and Natalia, has sole discretion in the sourcing and ordering of raw materials for their production runs, the costs of which we reimburse PT Lidya and Natalia.

All of our products are sub-manufactured by PT Lidya and Natalia.  Because the predominant function of the Stadium Pack is a sleeping bag, they are imported as sleeping bags.  Indonesia does not impose quotas that limit the time period or quantity of items which can be imported.  The United States Customs Service imposes a 9% importation duty for Indonesia based goods imported into the United States.

We have no verbal or written agreements or long term agreements with PT Lidya and Natalia and we do not plan to obtain any such agreements.  Our sub-manufacturer manufactures our products on a per order basis.

The fulfillment process involved in completing wholesale orders for non stocked swimsuit, sleeping bag, windshirt and jacket products is described below:

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

- # -

DAY	ACTION

10	Our sub-manufacturers ship finished goods to us.

14	We receive finished goods, and faciliate turn-around for shipment to retailers.
Goods are received in our distribution center where they are packaged in Master Packs, hang tags attached, and UPC/UCC codes labels applied to items for retailer distribution.

The basis for the above time estimates has been derived from RMF Global's prior experience with these sub-manufacturers.

- # -

The fulfillment process involved in completing wholesale orders for our Stadium Pack products is described below:

DAY	ACTION

1	We receive an order for a certain number of items from a wholesale purchase by hand delivery, fax, courier, or mail with an authorized signature of the purchaser.

We contact our sub-manufacturers with details of the order, including the number of units to be produced according to color combinations. The sub-manufacturers then procure the raw materials.

7	Our sub-manufacturers receive raw materials from suppliers and begin production.

25 - 30	Within 25-30 days, our sub-manufacturers ship finished goods to us, pending no international freight or shipping issues.

56 - 61	We receive finished goods, and faciliates shipment to the buyer.

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

- # -

Some of our biggest competitors in our stadium pack market are:

•

North Face located in San Leandro, California or www.thenorthface.com;

•

Slumberjack located in Saint Louis, Missouri or www.slumberjack.com

•

Sierra Designs located in Emeryville, California;

•

Kelly Pack, Inc. located in Boulder, Colorado; and

•

Marmot Mountain, Ltd. located in Santa Rosa, California.

Some of our biggest competitors in our windshirts market are:

•

www.zerorestriction.com;

•

www.innerharborshirts.com; and

•

www.cutterbuckapparel.com.

Some of our biggest competitors in our jacket markets are:

•

www.zerorestriction.com;

•

cutterbuckapparel.com; and

•

North Face located in San Leandro, California or www.thenorthface.com.

Some of our biggest competitors in the hunting apparel line are:

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

Floating Swimwear Products

We plan to emphasize the following characteristics of our swimeez swimsuit product:

•

inherent buoyancy of eliotex which is sewn into our swimsuit and results in a less obtrusive swimming experience while still retaining buoyancy in comparison to some of our competitors; and

•

low weight.

- # -

Stadium Pillow Products

We plan to emphasize the following advantages of our Stadium Pack product:

•

Our Stadium Pack product has multiple uses by acting as a stadium seat cushion or pillow, thermal rain parka, sleeping bag, flotation raft and double comforter; and

•

Our Stadium Pack product has the advantages of low weight, compactness, water repellency, and thermal insulation properties.

Windshirts and Jackets

We plan to emphasize the following advantages of our windshirt and jacket products:

•

low weight;

•

compactness;

•

water repellency;

•

thermal insulation properties which makes a thinner, more compact product than some of our competitors; and

•

having these multiple advantages.

Hunting and Fishing Line

We plan to emphasize the following characteristics and advantages of our hunting and fishing line products:

•

low weight;

•

compactness;

•

water proof;

•

thermal insulation properties which makes a thinner more compact and warmer garment or accessory than some of our competitors;

•

competitive wholesale and retail prices; and

•

introduction of a new proprietary technical insulation, i.e. "eliotex", to the hunting industry that has fewer such technical insulations in use by that industry; and

•

scent barrier.

The basis for our above product claims is derived from the Vartest Lab Results, a fiber/yarn, fabric and apparel testing firm, located in New York, New York that RMF Global retained and paid $5,275 to conduct testing of the eliotex material.  The March 1999 Vartest Lab Results appear under our "Research and Development" Section.

Eliotex provides a scent barrier which we had a permeation test performed on at the Texas Research Institute Austin, Inc., at a cost of $650.  The product was subjected to gas simulant for an eight-hour period.  The product was tested for permeation of the gas every three minutes for the duration of the test with almost no detection of the gas throughout the test.  The testing was based upon accepted industry practices as well as the test method used.  We have applied for a trade mark on the name “Scent Barrier” on September 26, 2005, which we have not received at the date of the filing of the 10-KSB.

B.

Utilize our web site to promote, market, and sell our products to consumers.

C.

Utilize professional sales representatives and manufacturer representatives to sell our products to established retailers, especially sporting goods retailers.

- # -

D.

Utilize product endorsements from professional athletes and sports figures to bolster awareness and image of our products.  We currently have former all pro national football league player Bill Maas endorsing our hunting apparel line and Jose Wejebe, professional fisherman, endorsing our fishing apparel line.

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

- # -

On September 26, 2005, we applied for a trade mark for our scent barrier which is used in our hunting and fishing apparel lines.  We have not been granted a trade mark at the date of the filing of the 10-KSB.

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

We do not have the actual patent described above; rather, we have been granted a sublicense by RMF Global for the exclusive marketing and distribution rights for use of eliotex in sleeping bags, swimeez, and stadium packs and the rights to purchase eliotex for the manufacture of other apparel and accessory items containing eliotex.  As explained immediately below, the inventor of eliotex and patent recipient, Mr. Moon, assigned the patent to Mr. Kim. RMF Global obtained its license rights from Mr. Kim.

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

During 2005, the Company hired Texas Research Institute Austin, Inc. to perform testing on the permeation of gas on the eliotex product.  The testing was based upon accepted industry practices.  The permeation test resulted in almost no detection of the gas through the eliotex throughout the testing procedures.

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

United States and foreign regulations may subject us to increased regulation costs, and possibly fines or restrictions on conducting our business.  We are subject, directly or indirectly, to governmental regulations pertaining to the following government agencies:

- # -

Department of Transportation

Our shipment of raw materials to our manufacturers is and will be subject to United States Department of Transportation regulations.

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

United States Customs Service

We are required to pay a 9% importation duty to the United States Customs Service on all finished goods, based upon our completed Stadium Pack and jacket products, all containing "eliotex", which are sub-manufactured by PT Lidya and Natalia and then imported into the United States. Because we purchase the eliotex from RMF Global, we are not required to pay an importation duty to the United States Customs Service on "eliotex"; however, RMF Global, is required to pay a 6.5% importation duty to the United States Customs Service for the importation of eliotex, regarding its importation of eliotex from South Korea or Indonesia from Mr. Kim, in accordance with RMF Global's agreement with Mr. Kim.  RMF Global imports eliotex from South Korea because this is the location of his manufacturing facilities for eliotex. RMF Global imports eliotex from Indonesia because Mr. Kim has additional warehousing facilities to store eliotex in Indonesia

United States Department of Labor's Occupational Safety and Health Administration

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

- # -

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

We currently have a total of 8 employees, 4 of which are full time employees and 4 of which are part time employees.  Our full time employees are:

•

Joseph Riccelli, our Chief Executive Officer;

•

Joseph A. Riccelli, our Vice President;

•

Gregory P. Domian, Vice President of Sales and Marketing; and

•

David Shondeck, our Director of Finance.

We have the following part-time employees:

•

Frank Riccelli, our President;

•

Anthony Fonzi, our Chief Financial Officer/Chief Accounting Officer; and

•

2 clerical/warehouse employees.

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

ITEM 7.

DESCRIPTION OF PROPERTY.

Since May 2002, we have maintained our executive offices of 1500 square feet at 223 North Main Street, Suite 1, Pittsburgh, Pennsylvania 15215.  We share our office space with RMF Global which.  We pay monthly rent of $700.00 to Riccelli Properties, a property management firm owned by our Chief Executive Officer, Joseph Riccelli.  RMF Global occupies these offices rent-free from Riccelli Properties. We have a verbal lease agreement with Riccelli Properties to pay Riccelli Properties $700 per month.  This verbal agreement further provides that we or

- # -

Riccelli Properties may terminate this verbal lease at any time with 30 days written notice.  Neither we nor RMF Global have any verbal or written agreement regarding these offices.

In October 2002, we arranged for the lease of warehouse space for our inventory and raw materials at 124 Cherry Street, Etna, Pennsylvania.  This facility encompasses 13,000 square feet of storage space on the first floor and 2,000 square feet for our sales department offices located on the second floor. We have entered into a verbal agreement with the owner of the building, Frank Riccelli, who is also our President, and we pay $2,600 per month for the space.  This facility is composed of: (a) warehouse and storage areas including four (4) shipping bays and a distribution area consisting of square footage to store in upward of 250,000 finished goods products; and (b) four (4) offices, one (1) conference room, with presentation area and sample display and (2) bathrooms totaling approximately 2,000 square feet located on the second floor. The building in which our offices are located is owned by Frank Riccelli, and is subject to a $120,000 mortgage.

We do not own any property nor do we have any plans to own any property in the future.  We do not currently intend to develop properties.  We are not subject to competitive conditions for property and currently have no property to insure.  We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

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

(5)

an injunction prohibiting any further engaging in unfair competition; and

(6)

RMF Global uses new and improved eliotex.  The new eliotex holds a Korean Patent No. 04 26429.

Without answering or denying any of the Company's allegations, Mr. Cattan sought to stay the District Court proceedings, pending an arbitration proceeding to determine the merits of the dispute among the parties.  That Motion was granted by the Court.  A subsequent Motion was filed by the Company, seeking to dismiss any claims the Court might find to be arbitrable, and

- # -

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

Subsequent to October 31, 2005, the end of our fiscal year, the Company learned that Elio Cattan and Eliotex s.r.l. obtained an arbitration award against the Company in the amount of $4,176,000.00, on May 6, 2005 from an Italian Arbitration Tribunal.  The Company was later informed that Defendant’s counsel filed a subsequent motion in the District Court to confirm and enforce the Tribunal’s award against the Company and to add Joseph Riccelli as a part to the litigation.  As of the date of this filing, no ruling had been made on the above motion.

The Company has also instructed its counsel to take all actions necessary and proper to protect the interests of both the Company, its shareholders and all other entities and individuals with which it conducts business.

ITEM 9.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since our common stock has been quoted on the OTC Bulletin Board.  Our common stock is quoted on the OTC Bulletin Board under the symbol IVDN.OB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2005	Low	High
Fourth Quarter	$.30	$.75
Third Quarter	$.17	$.51
Second Quarter	$.13	$.58
First Quarter	$.20	$.80

2004	Low	High
Fourth Quarter	$.25	$1.05
Third Quarter	$.80	$1.35
Second Quarter	$.90	$2.05
First Quarter	$1.05	$3.00

2003	Low	High
Fourth Quarter	$3.00	$3.00
Third Quarter	$.00	$.00
Second Quarter	$.00	$.00
First Quarter	$.00	$.00

The source of the above data is http://finance.yahoo.com.

No regular trading market exists for our common stock and there is no assurance that a regular trading market will develop, or if developed be sustained.  A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do so when eligible

- # -

for public resales.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Holders.

As of January 13, 2006, we had 157 holders of record of our common stock.  We have one class of stock outstanding. We have no shares of our preferred stock outstanding.  As of January 13, 2006, there were 4,203,125 shares of our stock held by non-affiliates and 13,573,068 shares of our stock held by affiliates that Rule 144 of the Securities Act of 1933, defines as restricted securities.

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

- # -

Dividends.

We have not declared any cash dividends on our stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	$ 400,000	$ 0.42 (2)	$ 180,000	(1)

(1)	The Company has issued an additional 317,000 shares of its stock to various consultants in exchange for past and future services. The weight average price per share was $0.2818.

(2)

Weighted average price was based on the market value of the shares on or about the date the service was performed.  Market value of the price per share ranged from $2.00 to $0.15 per share over the period of time in which the various services were performed.

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

- # -

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

- # -

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

- # -

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

On September 19, 2003, we sold 2,500 shares of our stock to John Spagnolo, Jr., for a price of $2.00 per share or $5,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  John Spagnolo, Jr. had a pre-

- # -

existing relationship with Joseph Riccelli, our Officer and Director. John Spagnolo, Jr. represented to us that he was purchasing the shares for investment purposes without a view towards resale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

- # -

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

- # -

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

- # -

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

- # -

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

- # -

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

In February 2004, we issued 30,000 shares of our stock to Leech Tishman Fuscaldo & Lampl, LLC in exchange for legal services to be provided.  We valued these shares at approximately $2.00 per share or an aggregate of $60,000.

On April 1, 2004, we sold 50,000 shares of our stock to Anthony J. Kesslak for a price of $1.00 per share or $50,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4 (2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  Anthony J. Kesslak had a pre-existing relationship with Joseph Riccelli, our Officer and Director.  Anthony J. Kesslak represented to us that he was purchasing the shares for investment purposes without a view towards resale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On June 2, 2004, we issued 100,000 shares of our stock to our consultant Bulldog Financial, Inc. in exchange for past and future investment consulting services.  On July 23, 2004, these shares were cancelled for nonperformance of these services.

- # -

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

- # -

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

On April 18, 2005 the Company cancelled 30,000 shares of our stock previously issued to Anthony P. Leech in exchange for legal services for nonperformance of these services.  The shares were valued at $1.20 per share or an aggregate of $36,000.

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

- # -

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

On April 19, 2005, the Company issued 10,000 shares of our stock to Gregory P. Domian in exchange for past, present and future sales and marketing services pertaining to the operation of the business.  The shares to Gregory P. Domian were valued at a price of $0.15 per share, or an aggregate price of $1,500.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

On April 28, 2005, the Company issued 50,000 shares of our stock to David W. Lampl as additional consideration for a loan Lampl made to the Company as further described in the notes to the financial statements.  The shares to David W. Lampl were valued at a price of $0.15 per share, or an aggregate price of $7,500.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

- # -

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

On November 3, 2005, the Company issued 400,000 shares of our stock to Jose Wejebe for related future promotional services.  The shares issued to Jose Wejebe were valued at a price of $0.42 per share, or an aggregate price of $168,000.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On November 9, 2005, the Company sold 61,000 shares of stock to Alfred Czeriewski for a price of $0.42 per share or $25,620.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Use of Proceeds from Registered Securities.

Not applicable

ITEM 10.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion provides information that we believe is relevant to our Plan of Operations, and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-KSB.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates.  The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) Our limited operating history and our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (b) If we are unable to obtain additional financing, we will be unable to proceed with our Plan of Operations and even if we obtain additional debt or equity financing, your equity interest in our stock will be diluted; (c) If RMF Global, Inc. violates the terms of its agreement with Ko-Myung Kim or we violate our agreement with RMF Global, Inc., we may have no eliotex by which to manufacture

- # -

our products and we will have to terminate our business, and you will lose your entire investment; (d) If our products are found to cause injury, have defects, or fail to meet industry standards, we will incur substantial litigation, judgment, product liability, and product recall costs, which will increase our losses and negatively affect our brand name reputation and product sales; (e) Because we offer only six products and our competitors have a variety of products, we may not obtain consumer acceptance of our products, which may adversely affect our ability to generate revenues; (f) We have not established the Innovative Designs brand name or the "idigear" label, and eliotex has little, if any, name recognition, which may prevent us from generating revenues and reduce the value of your investment; (g) we do not have written agreements with certain companies and persons providing us with services and instead receive such services on a per project basis; and (h) other risk factors discussed in our Form SB-2 Registration Statement which is available for review at www.sec.gov. The terms "we," “our" or "us" are used in this discussion refer to Innovative Designs, Inc. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

•

Establish relationships with retail chain outlets and mass merchandisers; and

•

Warehouse lease payments.

Our current cash of $21,826 as of January 13, 2006 will satisfy our cash requirements for less than one month.

Accordingly, we will be unable to fund our expenses for our entire one year plan of operations through our existing assets or cash.  Our Chief Executive Officer and President have each verbally agreed to loan us up to $400,000 for our operational needs which will be sufficient to meet our Plan of Operations or Alternative Plans of Operation.  We may still need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of Operations.  In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our brand name and reputation.  As further described in the notes to the financial statements, we were successful in obtaining financing from several sources including individuals, financial institutions and government agencies.  Although this has relieved some of the burden of funding our operations, we continue to seek additional financing.  In the event that we do not receive additional financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:

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

During 2004, the Company entered into a formalized agreement for the manufacture representation services of Evernham & Anderson Associates, Inc.  Evernham & Anderson Associates, Inc. is an Indianapolis, Indiana based company which maintains a reputable presence in the hunting industry through client/buyer contacts.  They sell primarily to a customer base consisting of dealers, distributors, mass merchants, and buying groups consisting of but not limited to law enforcement distributors, Cabelas, Bass Pro Shops, Gander Mountains, Galyans, Jay’s and Dunham’s.  They cover the following states: Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Ohio, South Dakota, Wisconsin, and California.

- # -

Completion of Design, Prototype and Testing Phase of New Products

In November 2002, we completed the design, prototype, and testing phase of our windshirts and our jackets.  We are in the process of developing a fishing apparel line.  We assumed no direct material costs associated with the design, prototype, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes; (b) although we used the services of our Vice President of Sales and Marketing and Chief Executive Officer for these purposes, their efforts were part of their normal responsibilities; (c) prior to the time we had undertaken the design and prototype of these products, we had purchased the materials to accomplish these tasks, and such materials were purchased for less than $1000; and (d) the testing of these products was performed in-house and were conducted by our Vice President of Sales and Marketing and Chief Executive Officer as part of their normal responsibilities.  The design, prototype, and testing of the Swimeez, sleeping bags and stadium pack products, which we obtained an exclusive license to produce and sell from our affiliated entity, RMF Global, was completed by RMF Global.

Leased Warehousing Space

In October, 2002, we arranged for the lease of warehouse space for our inventory, eliotex, and other raw materials storage at 124 Cherry Street, Etna, Pennsylvania from Frank Riccelli, our President/Director. The warehouse space is being utilized for the following: (a) inventory/raw material storage, (b) sales offices, (c) conference/ presentation room, (d) sample/ source area, and (e) distribution center.

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

In October 2002, we retained the services on a per project basis of MCM Communications, Inc. located in Pittsburgh, Pennsylvania, to provide us with marketing and advertising services including creating our point of sale display, text for website, product information, and marketing literature, all of which have been completed.

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

•

Knabes Swim Shop located in Monroeville, Pennsylvania; and

•

Ross and Sons Pools located in Punxsutawney, Pennsylvania.

- # -

In June 2003, the Pittsburgh Shop located in Pittsburgh, Pennsylvania, began carrying our windshirts.

During 2005, the following retail stores have been and continue carrying our products:

•

Woodlands Outdoor World, a retail store, located in Farmington, Pennsylvania, sells our sleeping bag and our windshirt products;

•

Nemacolin Woodlands Resort and Spa's retail store located in Farmington, Pennsylvania, sells our windshirt product; their online catalogue at www.nemacolin.com offers our i.d.i.gear products;

•

Dick Sporting Goods, a Pittsburgh-based retail chain, carries the Bill Maas Hunting Line;

•

Dunham’s Sports, headquartered in Waterford, Michigan, carries the Bill Maas Hunting Line in the states of Pennsylvania, Ohio, Delaware, Michigan, and Wisconsin;

•

Sportsman’s Warehouse, headquartered in Midvale, Utah, carries the Bill Maas Hunting Line in stores across the contiguous United States as well as Alaska;

•

Kittery Trading Post, located in Kittery, Maine, has submitted a purchase order to carry the Bill Maas Hunting Line in 2006;

•

Vern’s Archery, located in Silverton, Oregon, carries the Bill Maas Hunting Line;

•

Andrew’s Archery, located in Frackville, Pennsylvania, carries the Bill Maas Hunting Line;

•

M & M Sportshop, located in New Lisbon, Wisconsin, carries the Bill Maas Hunting Line;

•

H-B Sportsman’s Club, located in Elmira, New York, carries the Bill Maas Hunting Line;

•

Gibson’s Discount Store, located in Kerrville, Texas, carries the Bill Maas Hunting Line;

•

Gassman’s Archery, located in San Antonio, Texas, carries the Bill Maas Hunting Line;

•

Sierra Trading Post, located in Cheyenne, Wyoming, carries our sleeping bags and stadium packs;

•

Pennington Seed, located in Greenfield, Missouri, carries the stadium packs;

•

Bob's Army and Navy Store located in Clearfield, Pennsylvania carries our sleeping bags and stadium packs; and

•

the following retailers carry our sleeping bags: (a) Hunters Headquarters located in Sunbury, Ohio; (b) Sportmens Den located in Shelby, Ohio; (c) Fin, Feather, Fur Outfitters located in Ashland, Ohio; (d) Buckeye Outdoors, Inc. located in Hebron, Ohio; and (e) Southern Ohio Trading located in Nelsonville, Ohio.

Contract with Manufacturer Representative Group

We entered into a formalized agreement for the manufacture representation services of Evernham & Anderson Associates, Inc.  Evernham & Anderson Associates, Inc. is an Indianapolis, Indiana based company which maintains a reputable presence in the hunting industry through client/buyer contacts.  They sell primarily to a customer base consisting of dealers, distributors, mass merchants, and buying groups consisting of but not limited to law enforcement distributors, Cabela’s, Bass Pro Shops, Gander Mountains, Galyans, Jay’s and Dunham’s.

- # -

Additional Hiring

From March 2003 to May 2003, we hired our Vice Presidents, Joseph A. Riccelli, Jr. and Michelle Griffith, on a full time, salaried position basis.  Michelle Griffith resigned from the Company during the fourth quarter of 2004.  From March 2003 to present, we hired two part time employees for clerical and warehouse duties at the rate of $7.00 per hour.

During May 2005, we hired our Vice President of Sales and Marketing, Gregory Domian on a full time basis.

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

Stadium Pack hang tag design;

•

design and layout for our new eliotex hang tag design that is hung on all of our "idi" gear products;

•

Shot Show directory listing layout;

•

booth signage;

•

letter of invitation to the press to visit booth;

•

drafting a mailer for retailers to visit the Shot Show;

•

press kit for Shot Show;

•

updating salesman's kits; and

•

revising our web site.

As of December 31, 2005, Miss Leone is no longer employed by the Company.

- # -

Summary of Costs Affiliated with our Plan of Operations

Based on the above Plan of Operations, we will have total estimated costs of $376,200, composed of the following:

PLAN OF OPERATIONS TASK	ESTIMATED COST

Utilize Consultants for Management and Operations	$ 50,000

Increase the Utility of our Web Site	20,000

Travel expenses affiliated with contracting with
manufacturing representatives	500

Design and development of literature and media materials	60,000

Develop and maintain public relations campaigns	3,000

Develop trade booth for trade shows	5,000

Attending trade shows	6,500

Hiring of professionals for our online marketing campaign	19,500

Establishing sales campaigns, relationships, and agreements with retailers
and affiliate marketers which will include travel expenses, lodging, business lunches, dinners and telephone charges.	18,000

Print advertising	30,000

Product design and development	12,500

Warehouse lease	31,200

Salaries	120,000

Total Costs	$ 376,200

*

Estimated salaries consist of: (a) $40,000 annual salary to Joseph A. Riccelli, our Vice President; (b) $55,000 annual salary to our Vice President of Sales and Marketing; and (c) $25,000 annual salary to our Director of Finance.  This estimate does not include commission costs paid to manufacturer representatives based on total purchase order amount which cannot be determined at this time.  This estimate does not include hourly wages, the specific amount of which can not be determined at this time.

- # -

Alternative Plan of Operations With Funding of less than $376,200 Should we receive funding of less than $376,200, our alternative Plan of Operations, based on funding of $250,700, will consist of the following costs and tasks that have been described above:

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

- # -

Source of Funds to Fund our Plan of Operations

We plan to fund our total costs of $376,200, or if necessary $250,700 or $181,200 under Alternative Plans of Operations through the following:

•

Our existing cash of $21,826 as of January 13, 2006;

•

Possible revenue generated from our sale of products; and

•

If necessary, loans from our Chief Executive Officer and/or our President.

Our Plan of Operations is dependent upon our ability to generate revenues to fund our operations; however, our revenues may be insufficient to provide adequate funding. If our revenues are insufficient, Joseph Riccelli and Frank Riccelli have verbally agreed to loan us sufficient funds to meet our Plan of Operations or Alternative Plans of Operation. Messrs. Joseph and Frank Riccelli have further verbally agreed to loan us these funds at no interest, with no specified term for the repayment of the loan.  We may seek financing through traditional bank financing. However, because we are a development stage company with a poor financial condition, financial institutions may not provide us with financing, in which case we may have to curtail or cease our operations and you may lose your entire investment.

Liquidity and Capital Resources  (October 31, 2005 and 2004)

Cash at October 31, 2005 and 2004 amounted to $42,434 and $27,384, respectively.  We have experienced significant losses from our operations.  For the years ended October 31, 2005 and 2004, we incurred a net loss of $122,844 and $1,933,630, respectively.  In addition, we had an accumulated deficit of $5,032,704 and $4,909,860 and a working capital (deficit) of $50,144 and ($678,664) at October 31, 2005 and 2004, respectively.  Our ability to continue as a going concern is contingent upon our ability to expand our operations and secure additional financing. During 2005, we were successful in obtaining a  purchase order from a major retail sporting good chain in the amount of approximately $226,030 of which approximately $200,000 was shipped and recorded as revenue as of October 31, 2005.  Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing.  Our failure to secure additional financing or expand our operations may result in our not being able to continue as a going concern.

- # -

PAGE INTENTIONALLY LEFT BLANK

- # -

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

1.

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

1.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

January 13, 2006

By:

/s/ Joseph Riccelli

Chief Executive Officer

- # -

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

January 13, 2006

By:

/s/ Anthony Fonzi

Chief Financial Officer

- # -

PART F/S

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

October 31, 2005 and 2004

- # -

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors

Innovative Designs, Inc.

(A Development Stage Company)

Sharpsburg, Pennsylvania

We have audited the accompanying balance sheets of Innovative Design, Inc. (a development stage company) as of October 31, 2005 and 2004 and the related statements of operations, stockholders' (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Design, Inc. (a development stage company) as of October 31, 2005 and 2004, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Louis Plung & Company, LLP

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania

January 13, 2006 (January 24, 2006 as to Note 14)

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEETS

October 31, 2005 and 2004

ASSETS

	2005	2004

CURRENT ASSETS:
Cash	$ 42,434	$ 27,384
Accounts receivable	270,739	30,355
Other receivables	-	5,000
Inventory	316,706	286,310
Other assets	48,875	-
Total current assets	678,754	349,049

PROPERTY AND EQUIPMENT, NET	27,489	26,118

TOTAL ASSETS	$ 706,243	$ 375,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 55,712	$ 138,842
Accounts payable - related party	28,220	-
Current portion of notes payable	119,941	102,000
Current portion of related party debt 374,000		727,275
Due to shareholders 40,500		46,000
Accrued expenses 1,916		13,596
Accrued interest expense 8,321		-
Total current liabilities	628,610	1,027,713

LONG TERM LIABILITIES:
Long-term portion of note payable - related party -		236,364
Long-term portion of notes payable 294,738		71,000
Total long term liabilities	294,738	307,364

TOTAL LIABILITIES	923,348	1,335,077

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 17,315,193 and 16,903,625 shares
issued and outstanding, respectively 1,732		1,691
Additional paid in capital 4,813,867		3,948,259
(Deficit) accumulated during the development stage	(5,032,704)	(4,909,860)
Total stockholders' (deficit)	(217,105)	(959,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 706,243	$ 375,167

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended October 31, 2005 and 2004, and

Period from Inception (June 25, 2002) to October 31, 2005

			Inception to
			October 31,
	2005	2004	2005

REVENUE	$ 312,486	$ 71,999	$ 439,901

OPERATING EXPENSES:
Cost of sales	29,226	102,779	155,206
Non-cash stock
compensation	82,550	1,146,000	3,657,580
Selling, general and
administrative expenses	298,033	417,291	1,116,812
	409,809	1,666,070	4,929,598

Loss from operations	(97,323)	(1,594,071)	(4,489,697)

OTHER INCOME AND (EXPENSE):
Grant revenue	11,138	-	11,138
Interest expense	(31,659)	(222,611)	(432,197)
Other expense	(5,000)	-	(5,000)
	(25,521)	(222,611)	(426,059)
Loss before extraordinary items	(122,844)	(1,816,682)	(4,915,756)

Extraordinary item - casualty loss from flooding,
net of insurance proceeds	-	116,948	116,948

NET LOSS	$ (122,844)	$ (1,933,630)	$ (5,032,704)

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	17,178,135	15,882,296	15,564,142

Net loss per share	(0.01)	(0.12)	(0.32)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the Years Ended October 31, 2005 and 2004

				(Deficit)
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid in Capital	Development Stage	Total

Balance at October 31, 2003	16,067,175	$ 1,607	$ 2,604,003	$ (2,976,230)	$ (370,620)

Shares issued for cash
during October 2003
at $2.00 per share	10,000	1	19,999	-	20,000
Shares issued for cash
during November 2003
at $2.00 per share	12,950	1	25,899	-	25,900
Shares issued for services
during November 2003
at $2.00 per share	140,000	14	279,986	-	280,000
Shares issued for services
during November 2003
at $2.00 per share	380,000	38	759,962	-	760,000
Shares issued for cash
during December 2003
at $2.00 per share	5,500	1	10,999	-	11,000
Shares issued for services
during December 2003
at $2.00 per share	805,000	81	1,609,919	-	1,610,000
Shares issued for cash
during April 2004
at $1.00 per share	50,000	5	49,995	-	50,000
Shares issued for services
during April 2004
at $1.20 per share	80,000	8	95,992	-	96,000
Shares issued for cash
during May 2004
at .61 per share	132,000	13	80,507	-	80,520
Shares issued for services
during July 2004
at $2.00 per share	100,000	10	199,990	-	200,000
Shares returned for
nonperformance of
services during July 2004
At $2.00 per share	(1,050,000)	(105)	(2,099,895)	-	(2,100,000)
Shares issued for services
during July 2004
at $2.00 per share	150,000	15	299,985	-	300,000
Shares issued for services
during October 2004
at $.52 per share	21,000	2	10,918	-	10,920
Net loss for the year	-	-	-	(1,933,630)	(1,933,630)

The accompanying notes are an integral part of these financial statements.

(Deficit)
Accumulated
Common Stock		Additional	During the
Shares	Amount	Paid in Capital	Development Stage	Total

Balance at October 31, 2004	16,903,625	$ 1,691	$ 3,948,259	$ (4,909,860)	$ (959,910)

Shares issued for services
during December 2004
at $.52 per share	116,000	12	82,988	-	83,000
Shares returned for
nonperformance of
services during December
2004 at $1.20 per share	(3,000)	(0)	(3,600)	-	(3,600)
Shares issued for services
during January 2005
at $.30 per share	50,000	5	14,995	-	15,000
Shares issued for settlement
of portion of note payable-
related party	-	0	763,639	-	763,639
Shares issued for services
during April 2005
at .15 per share	145,000	15	21,736	-	21,750
Shares issued for loan fee
during April 2005
at .15 per share	50,000	5	7,495	-	7,500
Shares returned for
Nonperformance of
services during April
2005 at .1.20 per share	(30,000)	(3)	(35,997)	-	(36,000)
Shares issued for cash
during April 2005
at .15 per share	73,068	7	10,953	-	10,960
Shares issued for services
during June 2005
at $.40 per share	6,000	0	2,399	-	2,400
Shares issued for cash
during July 2005 at
$.25 per share	2,000	0	500	-	500
Shares issued for cash
during July 2005 at
$.20 per share	2,500	0	500	-	500
Net loss for the year	-	-	-	(122,844)	(122,844)

Balance at October 31, 2005	17,315,193	$ 1,732	$ 4,813,867	$ (5,032,704)	$ (217,105)

The accompanying notes are an integral part of these financial statements.

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

For the Years Ended October 31, 2005 and 2004 and

Period from Inception (June 25, 2002) to October 31, 2005

			Inception to
			October 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (122,844)	$ (1,933,630)	$ (5,032,704)
Adjustments to reconcile net loss to cash
(used in) operating activities:
Common stock issued to founders	-	-	1,405
Common stock returned for noncompliance services	(39,600)	(1,600,000)	(1,639,600)
Common stock issued for services	122,150	2,756,920	5,306,695
Depreciation and amortization	15,548	8,325	31,962
Interest added to related party note	-	218,184	395,494
Interest added to note payable	22,000	-	22,000
Loss from extraordinary item	-	173,830	173,830
Other receivables	5,000	-	5,000
Changes in operating assets and liabilities:
Accounts receivable	(240,383	(25,535)	(270,738)
Inventory	(30,396)	(124,128)	(439,778)
Deposits	(47,000)	-	(47,000)
Other receivables	-	3,500	(5,000)
Accounts payable	(83,130)	134,556	55,712
Accounts payable - related party	28,219	-	28,219
Accrued expenses	(11,680)	15,596	3,916
Accrued interest on notes payable	8,321	-	8,321
Net cash (used in) operating activities	(373,795)	(372,382)	(1,402,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,294)	(6,014)	(59,584)
Insurance proceeds from casualty loss	-	38,202	38,202
Insurance proceeds used to pay off vehicle loans	-	(38,202)	(38,202)
Net cash (used in) investing activities	(11,294)	(6,014)	(59,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(10,344)	-	(14,228)
Payment on related party note	(15,000)	-	(65,000)
Shareholder advances	(5,500)	15,000	358,375
Common stock issued for cash	11,960	187,420	676,230
Proceeds from short term debt	-	58,884	58,884
Proceeds from loan payable to related party	58,000	71,000	129,000
Proceeds from notes payable	361,023	-	361,023
Net cash provided by financing activities	400,139	332,304	1,504,284

Net increase (decrease) in cash	15,050	(46,092)	42,434

Cash - beginning	27,384	73,476	-
Cash - ending	$ 42,434	$ 27,384	$ 42,434

The accompanying notes are an integral part of these financial statements.

Inception to
October 31,
	2005	2004	2005

Supplemental cash flow information:

Cash paid for interest	$ -	$ 2,427	$ 616

Non-cash investing and financing activities:

License agreement	$ -	$ -	$ 618,145
Interest expense converted to principal	$ 22,000	$ -	$ -
Property and equipment acquired with note payable	$ 10,294	$ -	$ 55,294
Settlement of related party debt for equity	$ 763,639	$ -	$ -

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Innovative Designs, Inc., (the “Company”) was incorporated in Delaware on June 25, 2002 to provide unique recreational products that are made of eliotex, a material with buoyancy, scent block and thermal resistant properties, such as sleeping bags, floating swimwear products, hunting apparel, and stadium packs.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.  Revenue is derived from sales of the Company’s recreational products such as sleeping bags, stadium packs, floating swimwear and hunting apparel.  Sales of these items are recognized when the items are shipped.  The Company offers a 5 day return policy and no warranty on all of its products.

Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2005 and 2004.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, accounts receivable, accounts payable and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.  The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Allowance for Bad Debts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2005 and 2004, accordingly, no allowance for doubtful accounts is provided.  If amounts become uncollectible, they will be charged to operations when the determination is made.

Inventory - Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis.

Property and equipment - Property and equipment are recorded at cost.  Depreciation is computed using the straight line method over the estimated useful lives of the related assets.

- # -

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

Impairment of Long-Lived Assets - The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  There was no impairment of long-lived assets during 2005 or 2004.

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

- # -

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

In December 2004, FASB issued SFAS No. 123 (Revised 2004) Share-Base Payment.  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  The adoption of SFAS 123 (Revised 2004) by the Company is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, FASB issued SFAS 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.

This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.  This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.

The adoption of SFAS 154 by the Company will be evaluated when the Company encounters accounting changes or when it is required to implement new authorative accounting pronouncements.  Currently the Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s financial position, results of operations or cash flows.

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

2.

BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For years ended October 31, 2005 and 2004, the Company incurred a net loss of $122,844 and $1,933,630, respectively.  In addition, the Company has an accumulated deficit of $5,032,704 at October 31, 2005.

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

3.

INVENTORIES

Inventories consist of the following at October 31:

2005

2004

Work-in-process

$

23,000

$

-

Finished goods

293,706

286,310

$

316,706

$

286,310

4.

PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

2005

2004

Equipment

7 yr.

$

14,827

$

5,558

Furniture and fixtures

7 yr.

11,092

7,104

Leasehold improvements

5 yr.

4,806

18,331

Automobile

5 yr

10,294

          -

41,019

30,993

Less accumulated depreciation

(13,530)

(4,875)

$

27,489

$

26,118

Depreciation expense for the years ended October 31, 2005 and 2004 was $9,923 and $8,325.

1.

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

2.

BORROWINGS

Borrowings at October 31, 2005 and 2004 consisted of the following:

Related Party Borrowings

Note Payable - Related party; RMF Global, Inc.; Note Payable is non-interest bearing with no payment terms.

Loan Payable - Related party; RMF Global Riccelli Properties.  Loan Payable is non-interest bearing with no payment terms.

Note Payable - Related party - David W. Lampl, Esq.; due March 31, 2006; interest is 12% per annum.

Note Payable - Related party; Bonnie Dake; there are no terms and is due upon demand.

Note Payable - Related party; Gregory P. Domian; there are no terms and is due upon demand.

Total Related Party Borrowings

2005 $ 200,000 114,000 50,000 5,000 5,000 $ 374,000	2004 $ 963,639 71,000 - - - $ 1,034,639

Other Borrowings

Note Payable - James Kearney; interest is flat rate of $9,120; principal and interest due and payable in full at any time after December 10, 2005.

Loan payable - Citizens National Bank - due March 26, 2009; interest is 8% per annum; payable in monthly installments of $193.27

Note Payable - Redevelopment Authority of Allegheny County; due June 2010; payable in monthly installments of $290.  This is a non-interest bearing note.

Subtotal

Subtotal from page 61

Note Payable - U.S. Small Business Administration; due December 2035; payable in monthly installments of $1,186 including interest at 2.9% per annum.

Total Other Borrowings

Total Borrowings

Less current portion of Related

  Party Borrowings

Less current portion of Other Borrowings

Total Long-Term Borrowings

$ 114,000 6,656 13,923 $ 134,579 2005 $ 134,579 280,100 $ 414,679 $ 788,679 (374,000) (119,941) $ 294,738	$ 102,000 - - $ 102,000 2004 $ 102,000 - $ 102,000 $ 1,136,639 (727,275) (102,000) $ 307,364

Maturities of debt for the next five years after October 2005 are as follows:

Related Party

Other

Year Ending October 31,

Borrowings

Borrowings

Total

2006

$

374,000

$

119,941

$

493,941

2007

-

11,743

11,743

2008

-

12,103

12,103

2009

-

10,821

10,821

2010 and thereafter

           -

260,071

260,071

$

374,000

$

414,679

$

788,679

The Company was indebted to a financial institution pursuant to a note payable secured by automotive equipment in the amount of $41,166 at October 31, 2003.  This amount was paid in full as part of the insurance proceeds for the casualty loss caused by the flood as further explained in Note 11, CASUALTY LOSS OF PROPERTY DUE TO FLOOD.

In April 2005, the Company entered into discussions with David W. Lampl, Esq. (“Lampl”), a related party shareholder, regarding the terms of a potential loan from Lampl to the Company.  Lampl disclosed the potential conflict of interest to the Company and followed the Pennsylvania Rules of Professional Conduct with regard to conflict of interest matters.  Joseph Riccelli, the Company’s Chief Executive Officer, executed, on behalf of the Company, a letter dated April 19, 2005, which outlined the terms of the loan.  Mr. Ricelli also executed a Disclosure Statement stating that he understood the terms of the loan and consented to Lampl’s role as both counselor to the Company and as payee of the loan.  On April 28, 2005, the Company entered into a Secured Term Promissory Note (the “Note”) with Lampl, whereby Lampl loaned and the Company agreed to pay Lampl the principal amount

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

of fifty thousand and 00/100 dollars ($50,000.00) plus interest at a rate of twelve percent (12%) per annum on or before December 31, 2005.  On December 21, 2005, the note was amended to extend the maturity date to March 31, 2006.  In connection with extending the maturity date of the note, the Company was required to pay Lampl $4,000 representing accrued interest through December 31, 2005.  The Company paid Lampl on December 23, 2005.  Lampl is a member of the law firm of Leech Tishman Fuscaldo & Lampl, LLC which represents the Company with regard to various corporate matters.

To secure the indebtedness the Company granted a security interest to Lampl in and to all presently owned  and after acquired personal property of the Company, including, but not limited to, Accounts Receivable, Equipment, Raw Materials, Inventory, Contract Rights and Proceeds and all General Intangibles.  The Company also issued two (2) twenty-five thousand (25,000) share blocks of Rule 144 Common stock of the Company as additional consideration (the “Additional Consideration”).  If all sums due under the Note have been paid on or before December 31, 2005, and if the closing price on the one (1) year anniversary date of the issuance of the Company stock to Lampl is equal to or greater than $1.00 per share, then Lampl will return one (1) twenty-five thousand (25,000) share block to the Company.  Otherwise, Lampl will retain the entire fifty thousand (50,000) shares of the Company stock free and clear of any claims or obligations.

If the Company defaults under the terms of the Note, the payment of the indebtedness will be accelerated and the interest rate will accrue on any remaining principal balance at a rate of eighteen percent (18%) from the date of default forward.  The Note also contains a Confession of Judgment provision.

In July 2005, the Company entered into a 90 day note with a related party shareholder, Stephen H. Dake, for $10,000.  The note bears interest of ten percent (10%) and was payable on or before the 90 day due date of October 15, 2005.  This was paid in full as of October 31, 2005.

In July 2005, the Company entered into a loan with a related party shareholder, Bonnie Dake, for $5,000.  The loan has no terms, bears no interest and is due upon demand.  Accordingly, no interest has been reflected within the financial statements.

In July 2005, the Company entered into a loan with a related party shareholder and employee Gregory P. Domian, for $5,000.  The loan has no terms, bears no interest and is due upon demand.  Accordingly, no interest has been reflected within the financial statements.

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

In July 2005, the Company was approved for a low interest promissory note from the U.S. Business Administration in the amount of $280,100.  The Company qualified for the loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Ivan in September 2004.  The note bears interest at an annual rate of 2.9%.  Monthly installment payments, including principal and interest, will be $1,186 beginning five months from the date of the promissory note.  The note will be payable over 30 years.  Certain guarantees of collateral were made by the Company’s Chief Executive Officer and shareholder, Joseph Riccelli to service the note.  The Company is to use the loan proceeds to repair or replace the following: approximately $6,200 for machinery and equipment; approximately $80,100 for furniture and fixtures; approximately $148,700 for inventory; and approximately $45,100 for working capital.  The Company has received the full amount of this loan at October 31, 2005.

In September 2005, the Company entered into a 42 month loan payable with Citizens National Bank for $7,000 due March 2009.  This loan was used to finance a pick-up truck purchased by the Company.  The loan is payable in monthly installments of $193.27 including interest at 8.5% per annum.

In September 2005, the Company signed a new loan agreement with James Kearney for a note payable.  This new agreement is for a prior note payable of $100,000, dated July 2004, in addition to accrued interest of $14,000.  This note bears interest at a flat rate of $9,120.  The principal of $114,000 and interest are payable in full at any time after December 10, 2005.  The note reflected in the financial statements reflects $3,289 of accrued interest.

6.

CONVERSION OF NOTES PAYABLE–RELATED PARTY TO EQUITY

Due to cash flow problems currently being experienced by the Company, on January 31, 2005, the holder of the note payable, RMF-Global Inc., a company solely owned by the Chief Executive Officer of Innovative Designs, Inc., Joseph Riccelli, agreed to accept 1,909,098 shares of the Company’s $.0001 par value common stock in settlement of $763,639 of the Company’s obligation.  The Company still has $200,000 outstanding of a note payable–related party at October 31, 2005.

7.

CONCENTRATIONS

Earned revenues for the fiscal year ending October 31, 2005 include earned revenue to one major customer.  The major customer accounted for approximately 72% of total Company earned revenue for the fiscal year.  Accounts receivable from this customer totaled 83% as of October 31, 2005.  There were no major concentrations during 2004.

The Company only has one supplier of eliotex, the special material which is manufactured within the apparel of the Company.  Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia.

8.

GRANT INCOME

In July 2005, the Company received a grant from the Redevelopment Authority of Allegheny County in the amount of $13,923.  The Company qualified for the grant due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004.  The grant is not a loan and will not be paid back to Allegheny County.  The proceeds of the grant were used to purchase replacement equipment and/or inventory damaged in the flooding.

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

9.

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

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

During December 2003 the Company sold 5,500 shares of common stock for cash at $2 per share or $11,000.

During December 31, 2003 the Company issued 805,000 shares of common stock for services valued at $2 per share or $1,610,000.

During February 2004, the Company issued 30,000 shares of common stock for services valued at $2.00 per share or $60,000.

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

During December 2004 the Company issued 100,000 shares of common stock for services valued at $0.75 per share or $75,000.

During December 2004 the Company issued 16,000 shares of common stock for services valued at $0.50 per share or $8,000.

During December 2004 the Company cancelled for non-performance 3,000 shares valued at $1.20 per share or $(3,600).

During January 2005 the Company issued 50,000 shares of common stock for services valued at $0.30 per share or $15,000.

During April 2005 the Company issued 145,000 shares of common stock for services valued at $0.15 per share or $21,750.

During April 2005 the Company issued 50,000 shares of common stock for additional consideration for a loan at $0.15 per share or $7,500.

During April 2005 the Company cancelled for non-performance 30,000 shares valued at $1.20 per share or $(36,000).

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

During April 2005 the Company sold 33,334 shares of common stock for cash at $0.15 per share or $5,000.

During April 2005 the Company sold 33,334 shares of common stock for cash at $0.15 per share or $5,000.

During April 2005 the Company sold 6,400 shares of common stock for cash at $0.15 per share or $960.

During June 2005 the Company issued 6,000 shares of common stock for services valued at $0.40 per share or $2,400.

During July 2005 the Company sold 2,000 shares of common stock for cash at $0.25 per share or $500.

During July 2005 the Company sold 2,500 shares of common stock for cash at $0.20 per share or $500.

10.

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

2005

2004

Income tax provision at

the federal statutory rate

34%

34%

Effect of operating losses

(34)%

(34)%

   -

   -

The Company's deferred tax asset is as follows:

2005

2004

Deferred tax assets

$

65,009

$

286,000

Less: valuation allowance

(65,009)

(286,000)

Net deferred taxes

$

          -

$

            -

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

The Company has a net operating loss of approximately $1,912,020 and $842,000 at October 31, 2005 and 2004, respectively, which can be carried forward through October 31, 2025.  The principal difference between the net operating loss for book purposes and income tax purposes results from common shares issued for services aggregating of $3,657,580 and $3,575,030 at October 31, 2005 and 2004, respectively.

11.

COMMITMENTS

The Company currently maintains two offices which are leased pursuant to an oral agreement on a month-to-month basis for approximately $3,300 per month. For the years ended October 31, 2005 and 2004, rent expense totaled approximately $39,600 for each year.

12.

CASULATY LOSS OF PROPERTY DUE TO FLOOD

On September 18, 2004, the Company suffered a significant loss of its inventory, raw material, and automotive equipment when the leased warehouse in which it maintained these items was flooded by the remnants of Hurricane Ivan.  The combined book value of the lost inventory, raw material, and automotive equipment is $173,830.  Additionally, the Company issued 21,000 shares of its common stock to various individuals, in exchange for moving and cleaning services.  The Company valued these shares at approximately $0.52 per share or an aggregate of $10,920.  The Company received total proceeds from the insurance companies of $67,802, resulting in a net casualty loss of $116,948.

13.

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

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Subsequent to October 31, 2005, the Company learned that Elio Cattan and Eliotex s.r.l. obtained an arbitration award against the Company in the amount of $4,176,000.00, on May 6, 2005 from an Italian Arbitration Tribunal.  The Company was later informed that Defendant’s counsel filed a subsequent motion in the District Court to confirm and enforce the Tribunal’s award against the Company and to add Joseph Riccelli as a part to the litigation.  As of the date of this filing, no ruling had been made on the above motion.

The Company has also instructed its counsel to take all actions necessary and proper to protect the interests of both the Company, its shareholders and all other entities and individuals with which it conducts business.

14.

SUBSEQUENT EVENTS

Through January 9, 2006 the Company issued 461,000 shares of common stock.  400,000 shares were valued at $0.42 per share for services and 61,000 were valued at $0.42 for cash.

On January 24, 2006, Frank Riccelli, acting President of Innovative Designs, Inc. (the “Company”), delivered his letter of resignation to the Company’s Chief Executive Officer resigning his position as President effective January 24, 2006.

- # -

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

(a)

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

(b)

The decision to change accountants was approved by the Registrant’s Board of Directors; and

(c)

We did not consult with Louis Plung & Company, LLP, our new independent accountants, regarding any matter prior to its engagement.

(d)

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

ITEM 8A.

CONTROLS AND PROCEDURES

As of October 31, 2005 and 2004, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of October 31, 2005 and 2004.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2005 and 2004, or subsequent to October 31, 2005, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

- # -

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

None of our directors hold directorships in any Securities and Exchange Commission reporting companies. Our directors and executive officers are as follows:

Name	Age	Position	Term

Frank Riccelli	45	President/Director	1 year
Joseph Riccelli	55	Chief Executive Officer/Chairman	1 year
Dean P. Kolocouris	33	Director	1 year
Robert D. Monsour	51	Director	1 year
Anthony Fonzi	57	Chief Financial Officer/Director	1 year
Joseph A. Riccelli	24	Vice President	Not Applicable

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

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

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

Joseph A. Riccelli, Jr., 23, has been our Vice President since May 15, 2003. From November of 2002 until May 14, 2003, Mr. Riccelli was our Vice President on a consultant basis. As Vice President, Mr. Joseph A. Riccelli assists our Chief Executive Officer on a full-time basis by overseeing our daily operations and our distribution center. From June 2002 to October 2002, Joseph A. Riccelli was our outside consultant to assist in overseeing our daily operations. From June 2001 to June 2002, Mr. Riccelli was the Vice President of RMF Global. Mr. Riccelli has no other employment experience. Joseph A. Riccelli has been attending the University of Pittsburgh since September 2001 and is majoring in Business Administration.

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

Significant Employees

We have the following additional significant employees:

Dave Shondeck, 37, has been our Director of Finance since April 15, 2003, and spends approximately 30 hours per week regarding this position. From January 2003 until April 14, 2003, Mr. Shondeck was our Director of Product Development Research on a consultant basis. During only June 2002, Mr. Shondeck was our consultant to assist in formulating our business plan. From June 2000 to November 2002, Mr. Shondeck was employed as a Marketing and Financial Consultant by Fonzi and Associates, an accounting and financial services firm located in Pittsburgh, Pennsylvania. From May 1996 to February 2001, Mr. Shondeck was employed as a Sales and Marketing Product Manager with Dt Technologies, Inc., a manufacturing technology firm located in Pittsburgh, Pennsylvania. In May 1987, Mr. Shondeck obtained a BSBA Degree in accounting from Duquesne University located in Pittsburgh, Pennsylvania.

Gregory P. Domian, 50, has been our Vice President of Sales and Marketing since May 2005 and spends approximately 45 hours per week regarding this position.  Gregory manages the sales force across the United States and Canada, attends all major trade shows for Innovative Designs, Inc. and performs inventory control.  Prior to this, Mr. Domion was employed with 84 Lumber performing analysis of product sales.  From April 2000 to September 2003, Mr. Domion also worked at Dicks Sporting Goods performing assortment planning, purchasing, and advertising from 1994 to 1996.  Mr. Domion has an Associates Degree from Duquesne University located in Pittsburgh, Pennsylvania.

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

- # -

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

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

Summary Compensation Chart

		Annual Compensation			Long-Term Compensation
Name and Postion	Year	Sales ($)	Bonus ($)	Other ($)	Restricted ($)	Stock Options ($)	Awards ($)

Frank Riccelli	2002	-	-	-	2,050,000	-	-
President/Director

Frank Riccelli	2003	-	-	-	-	-	-
President/Director

Frank Riccelli	2004	-	-	-	-	-	-
President/Director

Frank Riccelli	2005	-	-	-	-	-	-
President/Director

Joseph Riccelli	2002	-	-	-	10,100,000	-	-
Chief Executive
Officer Chairman

Joseph Riccelli	2003	-	-	-	-	-	-
Chief Executive
Officer Chairman

Joseph Riccelli	2004	-	-	-	-	-	-
Chief Executive
Officer Chairman

Joseph Riccelli	2005	-	-	-	-	-	-
Chief Executive
Officer Chairman

Joseph A. Riccelli	2002	-	-	-	750,000	-	-
Vice President

Joseph A. Riccelli	2003	-	-	-	-	-	-
Vice President

Joseph A. Riccelli	2004	-	-	-	-	-	-
Vice President

Joseph A. Riccelli	2005	-	-	-	-	-	-
Vice President

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

There are no employment agreements between us and our executive officers, Frank Riccelli or Joseph Riccelli. We have a May 2003 verbal agreement with Michelle Griffith, our Vice President of Sales and Marketing, which provides that we pay Ms. Griffith a $55,000 annual salary for the period from May 2003 to May 2004.  On October 30, 2004, resigned as an employee of the Company.  We have a May 2003 verbal agreement with Joseph A. Riccelli, our Vice President, which provides that we pay Joseph A. Riccelli a $31,000 annual salary for the period from May 2003 to May 2004.  This verbal agreement was renewed through May of 2007 to continue the same annual salary of $31,000.  There are no change of control arrangements, either by means of a compensatory plan, agreement, or otherwise, involving our current or former executive officers.  There are no automobile lease agreements or key man life insurance policies that are to the benefit of our executive officers, in which we would make such payments.  There are no standard or other arrangements in which our directors are compensated for any services as a director, including any additional amounts payable for committee participation or special assignments. There are no other arrangements in which any of our directors were compensated during our last fiscal year for any service provided as a director.

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the ownership as of January 7, 2005 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers, our directors as a group, or related party shareholders.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Beneficial Owners

Title of Class	Name and Address	Amount	Nature	Percent

Common Stock	Joseph Riccelli	10,500,000	Direct	60.62%
	Chief Executive Officer
	Chairman of the Board of Directors
	142 Loire Valley Drive
	Pittsburgh, PA 15209

Common Stock	Frank Riccelli	2,050,000	Direct	11.84%
	President and Director
	152 Wedgewood Drive
	Gibsonia, PA 15044

Common Stock	Joseph A. Riccelli Trust	750,000	Direct	4.33%
	Vice President
	223 N. Main Street
	Apartment 6
	Pittsburgh, PA 15215

Common Stock	Gino M. Riccelli	740,000	Direct	4.27%
	221 N. Main Street
	Apartment 1
	Pittsburgh, PA 15215

Total		14,040,000.00		81.06%

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

Security Ownership of Management

Title of Class	Name and Address	Amount	Nature	Percent

Common Stock	Joseph Riccelli	10,500,000	Direct	60.62%
	Chief Executive Officer
	Chairman of the Board of Directors
	142 Loire Valley Drive
	Pittsburgh, PA 15209

Common Stock	Frank Riccelli	2,050,000	Direct	11.84%
	President and Director
	152 Wedgewood Drive
	Gibsonia, PA 15044

Common Stock	Robert D. Monsour	40,500	Direct	0.23%
	Director
	6131 Saltzburg Road
	Murrysville, PA 15668

Common Stock	Dean P. Kolocouris	27,000	Direct	0.16%
	Director
	120 Timberglen Drive
	Imperial, PA 15126

Common Stock	Anthony Fonzi	20,000	Direct	0.12%
	Director/Chief Financial Officer
	2912 Bryer-Ridge Ct.
	Export, PA 15632

Common Stock	Gregory P. Domian
	Vice President of Sales
	1929 Main Street
	Pittsburgh, PA 15215	10,000	Direct	0.06%

Common Stock	Joseph A. Riccelli Trust	750,000	Direct	4.43%
	Vice President
	223 N. Main Street
	Apartment 6
	Pittsburgh, PA 15215
Total		13,397,500		77.46%

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

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

•

Our sublicense agreement with RMF Global requires us to pay a total of $1,250,000 for the grant of a license to sell RMF Global's three products and other products we develop using eliotex, to be paid as follows: (i) 50,000 down payment which has been paid; (ii) 1,909,098 shares of the Company’s $.0001 par value common stock in settlement of $763,639 of the obligation which has been paid; and (iii) $200,000 which is due on demand since Joseph Riccelli, our Chief Executive, is the owner of RMF Global, he will personally benefit from our payment of these license payments to RMF Global;

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

- # -

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

•

RMF Global will transfer all of its rights, title and interest in all promotional materials, advertisements, marketing strategies, and the like for which it has contracted to us, and we will  have the unfettered right to use the same in any manner we see fit; and

•

We must pay to RMF Global, as follows: (i) $50,000 down payment which has been paid; (ii) 1,909,098 shares of the Company’s $.0001 par value common stock valued at $763,639, which has been paid; and (iii) and owes $200,000 which is due on demand.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent (5%) or more of our stock, or family members of such persons where the amount of the transaction or chain of transactions exceeds $60,000. We are not a subsidiary of any company.

- # -

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

99

Test Results from Vartest Lab*

100

Test Results from Texas Research Institute Austin, Inc.

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

Reports on Form 8-K

On June 29, 2004, the registrant filed a Form 8-K under item 4 “Changes in Registrant’s Certifying Account.”

On September 23, 2004, the registrant filed a Form 8-K under item 8 “Other Events.”  Other events consisted of the Company losing various inventory vehicles and other items from flooding caused by the remnants of Hurricane Ivan.

On May 3, 2005, the registrant filed a Form 8-K under item I Entry into a Material Definitive Agreement.

On September 16, 2005, the registrant filed a Form 8-K under item 5 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On October 19, 2005, the registrant filed a Form 8-K under item I Entry into a Material Definitive Agreement.

- # -

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

On January 27, 2005, the registrant filed a Form 8-K under item 5 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2005 and 2004, our current auditors, Louis Plung & Company billed the Company $5,500 and $5,000 for professional services, respectively.  In addition, during the year ended October 31, 2004, we paid our principal accountants Stark Winter Schenkein & Co., LLP $7,500 for services related to the audit of the October 31, 2003 financial statements.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

- # -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.

(Registrant)

Date:

January 13, 2006

By:

/s/ Joseph Riccelli

Joseph Riccelli

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

January 13, 2006

By:

/s/ Joseph Riccelli

Joseph Riccelli

Chief Executive Officer

Chairman of the Board of Directors

Date:

January 13, 2006

By:

/s/ Anthony Fonzi

Anthony Fonzi

Chief Financial Officer,

Principle Accounting Officer,

and Director

Date:

January 13, 2006

By:

s/s Frank Riccelli

Frank Riccelli

Director

Date:

January 13, 2006

By:

s/s Dean P. Kolocouris

Dean P. Kolocouris

Director

Date:

January 13, 2006

By:

s/s Robert D. Monsour

Robert D. Monsour

Director

- # -

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

- # -

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

January 13, 2006

By:

/s/ Joseph Riccelli

Joseph Riccelli

Chief Executive Officer

- # -

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

- # -

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

January 13, 2006

By:

/s/ Anthony Fonzi

Anthony Fonzi

Chief Financial Officer,

Principal Accounting Officer,

and Director

- # -

EXHIBIT 32.1

SECTION 906 CERTIFICATION

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-KSB Annual Report of Innovative Designs, Inc. (the "Company") for the period ended October 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

•

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

January 13, 2006

By:

/s/ Joseph Riccelli

Joseph Riccelli

Chief Executive Officer

- # -

EXHIBIT 32.2

SECTION 906 CERTIFICATION

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-KSB Annual Report of Innovative Designs, Inc. (the "Company") for the period ended October 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

•

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

January 13, 2006

By:

/s/ Anthony Fonzi

Anthony Fonzi

Chief Financial Officer,

Principal Accounting Officer,

and Director

- # -