Form 10QSB
period 2006-02-28
INNOVATIVE DESIGNS INC
filed 2006-03-22
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY THREE MONTH PERIOD ENDED JANUARY 31, 2006:

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ to _________________

COMMISSION FILE NUMBER: 333-103746

#

INNOVATIVE DESIGNS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0465528 (IRS Employer Identification No.)

223 North Main Street, Suite 1
Pittsburgh, Pennsylvania 15215 (Address of principal executive offices)

(412) 799-0350 (Registrant's telephone number, including area code)

Not applicable (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
All Correspondence to: Christopher H. Williams, Esquire
Leech Tishman Fuscaldo & Lampl, LLC Citizens Bank Building, 30th Floor 525 William Penn Place Pittsburgh, Pennsylvania 15025
As of July 31, 2006, there were 16,526,193 shares of the registrant's common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

#

INNOVATIVE DESIGNS, INC.

INDEX

Page No.

PART I - FINANCIAL INFORMATION	4
ITEM 1. Financial Statements and Notes to Financial Statements	4

#

PART 1 - FINANCIAL INFORMATION

INNOVATIVE DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

The information in this report for the three months ended January 31, 2006 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the "Company" considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Audited Financial Statements for the year ended October 31, 2005 in the Form 10-KSB filed with the SEC on January 31, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

#

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEETS

January 31, 2006 and October 31, 2005

(Unaudited)

ASSETS

	2006	2005

CURRENT ASSETS:
Cash	$ 37,583	$ 42,434
Accounts receivable	226,972	270,739
Inventory	347,977	316,706
Other assets	47,000	48,875
Total current assets	659,532	678,754

PROPERTY AND EQUIPMENT, NET	25,332	27,489

TOTAL ASSETS	$ 684,864	$ 706,243

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 43,960	$ 55,712
Accounts payable - related party	28,220	28,220
Current portion of notes payable	122,340	119,941
Current portion of related party debt 364,000		374,000
Due to shareholders 69,500		40,500
Accrued expenses 15,577		10,237
Total current liabilities	643,597	628,610

LONG TERM LIABILITIES:
Long-term portion of notes payable 289,312		294,738
Total long term liabilities	289,312	294,738

TOTAL LIABILITIES	932,909	923,348

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 16,526,193 and 17,315,193 shares
issued and outstanding, respectively 1,653		1,732
Additional paid in capital 5,007,366		4,813,867
(Deficit) accumulated during the development stage	(5,257,064)	(5,032,704)
Total stockholders' (deficit)	(248,045)	(217,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 684,864	$ 706,243

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three Months Ended January 31, 2006 and 2005, Period from Inception to January 31, 2006

(Unaudited)

			Inception to
	Three Months Ended January 31,		January 31,
	2006	2005	2006

REVENUE	$ 12,241	$ 15,753	$ 452,142

OPERATING EXPENSES:
Cost of sales	5,141	9,137	160,347
Non-cash stock compensation	168,000	106,900	3,825,380
Selling, general and administrative expenses	59,522	63,452	1,176,334
	232,663	179,489	5,162,061

(Loss) from operations	(220,442)	(163,736)	(4,709,919)

OTHER INCOME AND (EXPENSE)
Grant revenue	-	-	11,138
Interest expense	(4,138)	(2,000)	(436,335)
Other expense	-	-	(5,000)
	(4,138)	(2,000)	(430,197)

Income (loss) before extraordinary items	(224,560)	(165,736)	(5,140,116)

Extraordinary item - casualty loss from flooding,	-	-	116,948

NET (LOSS)	$ (224,560)	$ (165,736)	$ (5,257,064)

Per share information - basic and fully diluted

Weighted Average Shares Outstanding	17,667,073	16,983,592	15,740,344

Net (loss) per share	$ (.013)	$ (0.008)	$ (.334)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Three Months Ended January 31, 2006 and 2005, Period from Inception to January 31, 2006

(Unaudited)

			Inception to
	Three Months Ended January 31,		January 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (224,560)	$ (165,736)	$ (5,257,064)
Adjustments to reconcile net income to cash
provided by operating activities:
Common stock issued to founders	-	-	1,205
Common stock issued for services	168,000	110,500	5,474,695
Common stock returned for nonperformance
of services	-	(3,600)	(1,639,600)
Depreciation and amortization	4,032	2,081	35,994
Interest added to related party note	-	-	395,494
Interest added to notes payable	-	2,000	22,000
Loss from extraordinary items	-	-	173,830
Other receivables	-	-	5,000
Changes in operating assets and liabilities:
Accounts receivable	43,767	24,954	(226,971)
Inventory	(31,271)	6,400	(471,049)
Deposits	-	-	(47,000)
Other receivables	-	-	(5,000)
Accounts payable - related party	-	-	28,219
Accounts payable	(11,752)	2,600	43,960
Accrued expenses	5,340	(3,590)	17,577
Net cash (used in) operating activities	(46,444)	(24,391)	(1,448,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(59,584)
Insurance proceeds from casualty loss	-	-	38,202
Insurance proceeds used to pay off vehicle loans	-	-	(38,202)
Net cash (used in) investing activities	-	-	(59,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short-term debt	-	-	361,023
Proceeds from notes payable	-	-	58,884
Payment on loan payable	(655)	-	(655)
Payments on notes payable	(2,372)	-	(16,600)
Payment on related party note	(10,000)	-	(75,000)
Shareholder advances	29,000	-	387,375
Proceeds from loan payable to related party	-	10,000	129,000
Common stock shares issued for cash	25,620	-	701,850
Net cash provided by financing activities	41,593	10,000	1,545,877

Net increase (decrease) in cash	(4,851)	(14,391)	37,583

Cash - beginning	42,434	27,384	-
Cash - ending	$ 37,583	$ 12,993	$ 37,583

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Three Months Ended January 31, 2006 and 2005, Period from Inception to January 31, 2006

(Unaudited)

Inception to
	Three Months Ended January 31,		January 31,
	2006	2005	2006

Supplemental cash flow information:
Cash paid for interest	$ 138	$ -	$ 754
Non-cash investing and financing activities:
License agreement	$ -	$ -	$ 618,145
Property and equipment acquired with note payable	$ -	$ -	$ 55,294
Conversion of notes payable - related party to equity	$ -	$ 763,639	$ -

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

BASIS OF PRESENTATION

The accompanying unaudited financial statements in the Form 10QSB are presented in accordance with the requirement of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s annual report on Form 10KSB for the year ended October 31, 2005.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

3.

COMMON STOCK

During the three month period ended January 31, 2006, the Company issued 400,000 shares of its common stock in exchange of services for an average price of approximately $0.42 per share or $168,000.  The Company sold 61,000 shares of its common stock for $0.42 per share.  The individual stock transactions are as follows:

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the three month period ended January 31, 2006 and 2005, the Company incurred a net loss of ($224,560) and ($165,736), respectively.  Since the Company’s inception, they have incurred a net loss from operations of ($5,257,064).  The Company has working capital of $15,935 and $1,856 and a stockholders’ deficit of ($248,045) and ($255,107) at January 31, 2006 and 2005, respectively.  During 2005, the Company was successful in obtaining a purchase order from a major retail sporting good chain in the amount of approximately $226,030.  The Company continues its marketing efforts with its existing product lines as well as new product lines.

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

5.

BORROWINGS

On January 23, 2006, the U.S. Small Business Administration modified its Note Payable with the Company changing certain terms and conditions.  The loan modification increased the note amount from $280,100 to $430,500 and increased the monthly payment from $1,186 to $1,820.  All other terms and conditions remained the same.

6.

SUBSEQUENT EVENTS

The Letter below, drafted by the Company’s litigation Counsel of Record, updates and discloses the status of material litigation pending in the United States Court for the Western District of Pennsylvania Case No. 2:04-cv-000593, RMF Global, Inc. and Innovative Designs, Inc. v. Elio Cattan and Eliotex s.r.l.

The accompanying notes are an integral part of these financial statements.

From the Law Offices of Robert O’Lampl:

Re:

Innovative Designs, Inc. Litigation Update

On March 6, 2006, Judge Scwab entered an Order granting Defendant Elio Cattan and Eliotex srl’s Motion to Approve an Award of the Italian Arbitration Association in the amount of $4.2 million. We strongly disagree with the Court’s decision, and thus Plaintiffs RMF Global, Inc. and Innovative Designs, Inc. will take an immediate appeal to the United States Third Circuit Court of Appeals, will request expedited consideration of their appeal and request a Stay of Judge Schwab’s Order pending appeal.

To fully understand why we believe the Court is in error in this case, it is useful to briefly recite the factual history of the dispute. Joseph Riccelli and Elio Cattan met in Pittsburgh in November, 1998, at which time Mr. Cattan made Mr. Riccelli aware of a product he styled Eliotex. The product had remarkable performance qualities, including extraordinary insulating and buoyancy properties. At the time of the meeting, Mr. Cattan represented himself to be the owner of the United States Patent rights to the product by virtue of an assignment from the inventor, as well as the sole manufacturer of the product. Mr. Riccelli subsequently formed RMF Global, Inc. to market the product, and entered into a License Agreement with Eliotex srl, a company controlled by Cattan. That contract was set for an initial term of two years, and contained a clause stating that any disputes as to its terms should be resolved under the Rules of the Italian Arbitration Association, utilizing the laws of the United States.

After forwarding in excess of $277,000 to Cattan for the purchase of product, RMF learned that Cattan was not the manufacturer of Eliotex and never had been. It learned that Cattan had defaulted on the license agreement with the inventor of the product and that said license had been terminated. Further, RMF learned that the only lawful manufacturer of the product was located in Korea. Finally, RMF learned that the sole inventor and manufacturer of the product would not do business with Cattan or Eliotex srl, as they had defaulted on license fees and payments for goods in the aggregate amount of in excess of $1.8 million. Thus Eliotex srl had no capacity to provide products, and failed, despite repeated demands, to refund over $156,000 in funds received from RMF for the purchase of product it could not provide.

Documentation to verify all of the above was provided to RMF. RMF thereupon entered in to a contract with the Korean inventor and manufacturer’s group in order to assure an adequate supply of the product. That agreement granted to RMF all of the rights with respect to the product that were held by the inventor/manufacturer. The License Agreement with Cattan and Eliotex srl expired by its terms in 2001.

In the course of purchasing and utilizing the product, RMF was informed by the inventor that a new and improved product had been invented and put into production. This product was granted a patent in Korea, the site of the patent for the original product. From that date to the present, RMF has only purchased this new product, in which Cattan and/or Eliotex srl have never had any right, title or interest.

Innovative Designs, Inc. (“IDI”) was incorporated in 2002, approximately six months after the agreement between RMF Global and Eliotex srl expired. Its purpose was to design, manufacture and market products utilizing the product. Innovative Designs entered into a licensing agreement with RMF granting it the right to utilize the product. IDI has endeavored to establish a market presence for the product in a line of unsinkable bathing suits (utilizing its buoyancy properties) as well as several lines of outdoor apparel (utilizing its insulating properties). IDI has never done business with Eliotex srl, and has never utilized any product to which either Eliotex srl or Cattan has ever had any claim.

In 2004 Cattan caused letters to be sent to customers of Innovative Designs, Inc., asserting that IDI was violating the patent rights of Cattan, who had wrongfully diverted the patent rights granted to Eliotex srl under the original license agreement with the Korean inventor (which had been terminated) to himself. Counsel to IDI responded vigorously to said letters, and instituted the instant action in federal court seeking a declaration of the invalidity of Cattan’s patent, a declaration of non-infringement of said patent, a declaration of non-infringement of the trademark “Eliotex” (which had been filed by RMF) and claims for tortious interference with business and/or contractual relations and unfair competition. It is important to note that this action was not instituted by Cattan or Eliotex srl, it was instituted by RMF and IDI to protect them from the false and fraudulent claims of Cattan and Eliotex srl.

Counsel for Cattan and Eliotex srl requested the court stay the proceedings pending arbitration in Italy, pursuant to the aforementioned arbitration clause. Counsel for IDI argued that the arbitration clause had no binding effect on IDI, as it was not a party to the agreement between RMF and Eliotex srl. Judge Schwab, without ever holding an evidentiary hearing to develop a factual basis for the parties’ claims, made findings of fact and conclusions of law holding that IDI was bound to a contract it did not sign, with an entity with which it had never done business, for a product it had never purchased, from an entity whose rights to any product had been terminated. Judge Schwab also entered an order staying the proceedings, thus preventing any further discovery pending arbitration. Obviously the RMF and IDI believe the Court was in error on these points, however, because an Order Staying Proceedings Pending Arbitration is a non-appealable interlocutory order, IDI could not even take an appeal from the Judge’s Order.

RMF and IDI filed Motions to Lift the Stay, Dismiss the State Court claims (which the Judge found to be arbitrable) and move forward to adjudicate those patent and trademark claims which the Judge, in his initial order, conceded were “likely outside the scope of arbitration.” Judge Schwab, however, denied said Motions.

RMF and IDI were given Notice of the Commencement of Italian Arbitration proceedings and the Appointment of an Arbitrator by Cattan’s lawyer in Italy. RMF’s and IDI’s U.S. counsel advised that they would not be representing RMF or IDI in those proceedings, and requested that notices be forwarded directly to RMF and IDI regarding said proceedings for appropriate action. No further notice was ever given to RMF or IDI, including notice of discovery deadlines, forum selection, venue selection, rules of proceeding or the dates or places of any hearings, all of which are in direct contravention of the Rules of the Italian Arbitration Association. Neither RMF nor IDI received any notice at all of any substantive proceedings until Cattan and Eliotex srl, six months after the fact, sought enforcement of an Award by the IAA, which award was entered by default and without any reference to and in contravention of U.S. law, which was supposed to be controlling pursuant to the agreement of the parties..

At that time, RMF and IDI retained this office to serve as their counsel and we immediately proceeded to file Responses in opposition to the enforcement action on behalf of RMF, IDI and Riccelli (a non-party that Cattan and Eliotex srl sought to join to the proceedings after the fact). Extensive documentation was attached to the Responses, in order to protect the record and support RMF’s and IDI’s contentions. RMF’s Response set forth the factual record of the dispute, and sought to deny enforcement of the award on the basis of lack of notice of any substantive proceedings or hearings, which precluded any meaningful opportunity to be heard and violates the due process protections afforded under U.S. law. IDI raised similar points, as well as asserting (with supporting documentation) that Judge Schwab erred when he ruled that IDI was bound by the terms of the arbitration clause.

At oral argument, Judge Schwab denied Cattan and Eliotex srl’s attempts to join Riccelli as a party, and ordered Cattan and Eliotex srl to hire local counsel. The Judge took ruling on the Motion to Enforce Award under advisement. On March 6, 2006, he ruled in favor of Cattan and Eliotex srl.

It is believed that the Judge erred in finding that IDI is bound to the terms of any agreement between RMF and Eliotex srl. IDI has never been afforded a hearing at which it would have had the opportunity to present evidence on its behalf to the Court. Counsel has been instructed by IDI to take an immediate appeal to the Third Circuit Court of Appeals, to request a Stay of Judge Schwab’s Order and to expedite consideration of its appeal. Said appeal will be vigorously pursued.

Very truly yours,

/s/ Robert O Lampl

Robert O Lampl

Counsel to Innovative Designs, Inc.

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

03/15/06

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

03/15/06

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

03/15/06

By:

Anthony Fonzi, Chief Financial Officer,

Principal Accounting Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended January 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Riccelli

Date:

03/15/06

By:

Joseph Riccelli

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended January 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Anthony Fonzi

Date:

03/15/06

By:

Anthony Fonzi

Chief Financial Officer, Principal

Accounting Officer, and Director