Form 10KSB/A
period 2005-12-31
INNOVATIVE DESIGNS INC
filed 2006-05-22
CIK 1190370

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

October 31, 2005 and 2004

- # -

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors

Innovative Designs, Inc.

(A Development Stage Company)

Sharpsburg, Pennsylvania

We have audited the accompanying balance sheets of Innovative Design, Inc. (a development stage company) as of October 31, 2005 and 2004 and the related statements of operations, stockholders' (deficit), and cash flows for the years then ended and for the period from inception (June 25, 2002) through October 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Design, Inc. (a development stage company) as of October 31, 2005 and 2004, and the results of its operations, and its cash flows for the years then ended and for the period from inception (June 25, 2002) through October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 19,224,291 and 16,903,625 shares
issued and outstanding, respectively 1,923		1,691
Additional paid in capital 4,813,676		3,948,259
(Deficit) accumulated during the development stage	(5,032,704)	(4,909,860)
Total stockholders' (deficit)	(217,105)	(959,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 706,243	$ 375,167

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the Years Ended October 31, 2005 and 2004

Period from Inception (June 25, 2002) to October 31, 2005

				(Deficit)
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid in Capital	Development Stage	Total

Balance at October 31, 2003	16,067,175	$ 1,607	$ 2,604,003	$ (2,976,230)	$ (370,620)

Shares issued for cash
during October 2003
at $2.00 per share	10,000	1	19,999	-	20,000
Shares issued for cash
during November 2003
at $2.00 per share	12,950	1	25,899	-	25,900
Shares issued for services
during November 2003
at $2.00 per share	140,000	14	279,986	-	280,000
Shares issued for services
during November 2003
at $2.00 per share	380,000	38	759,962	-	760,000
Shares issued for cash
during December 2003
at $2.00 per share	5,500	1	10,999	-	11,000
Shares issued for services
during December 2003
at $2.00 per share	805,000	81	1,609,919	-	1,610,000
Shares issued for cash
during April 2004
at $1.00 per share	50,000	5	49,995	-	50,000
Shares issued for services
during April 2004
at $1.20 per share	80,000	8	95,992	-	96,000
Shares issued for cash
during May 2004
at .61 per share	132,000	13	80,507	-	80,520
Shares issued for services
during July 2004
at $2.00 per share	100,000	10	199,990	-	200,000
Shares returned for
nonperformance of
services during July 2004
At $2.00 per share	(1,050,000)	(105)	(2,099,895)	-	(2,100,000)
Shares issued for services
during July 2004
at $2.00 per share	150,000	15	299,985	-	300,000
Shares issued for services
during October 2004
at $.52 per share	21,000	2	10,918	-	10,920
Net loss for the year	-	-	-	(1,933,630)	(1,933,630)

The accompanying notes are an integral part of these financial statements.

(Deficit)
Accumulated
Common Stock		Additional	During the
Shares	Amount	Paid in Capital	Development Stage	Total

Balance at October 31, 2004	16,903,625	$ 1,691	$ 3,948,259	$ (4,909,860)	$ (959,910)

Shares issued for services
during December 2004
at $.52 per share	116,000	12	82,988	-	83,000
Shares returned for
nonperformance of
services during December
2004 at $1.20 per share	(3,000)	(0)	(3,600)	-	(3,600)
Shares issued for services
during January 2005
at $.30 per share	50,000	5	14,995	-	15,000
Shares issued for settlement
of portion of note payable-
related party	1,909,098	191	763,448	-	763,639
Shares issued for services
during April 2005
at .15 per share	145,000	15	21,736	-	21,750
Shares issued for loan fee
during April 2005
at .15 per share	50,000	5	7,495	-	7,500
Shares returned for
Nonperformance of
services during April
2005 at .1.20 per share	(30,000)	(3)	(35,997)	-	(36,000)
Shares issued for cash
during April 2005
at .15 per share	73,068	7	10,953	-	10,960
Shares issued for services
during June 2005
at $.40 per share	6,000	-	2,399	-	2,400
Shares issued for cash
during July 2005 at
$.25 per share	2,000	-	500	-	500
Shares issued for cash
during July 2005 at
$.20 per share	2,500	-	500	-	500
Net loss for the year	-	-	-	(122,844)	(122,844)

Balance at October 31, 2005
and Inception to
October 31, 2005	19,224,291	$ 1,923	$ 4,813,676	$ (5,032,704)	$ (217,105)

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

Subtotal from page 62

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

In January 2005 the Company issued 1,909,098 shares of common stock for settlement of the Company’s obligation, as described in Note 6 to the financial statements, valued at $.40 per share or $763,639.

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