Form 10QSB
period 2006-04-30
INNOVATIVE DESIGNS INC
filed 2006-06-15
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY THREE MONTH PERIOD ENDED April 30, 2006:

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ to _________________

COMMISSION FILE NUMBER: 333-103746

INNOVATIVE DESIGNS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0465528 (IRS Employer Identification No.)

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
As of April 31, 2006, there were 16,686,193 shares of the registrant's common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INNOVATIVE DESIGNS, INC.

INDEX

Page No.

PART I - FINANCIAL INFORMATION	4
ITEM 1. Financial Statements and Notes to Financial Statements	4

PART 1 - FINANCIAL INFORMATION

INNOVATIVE DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

The information in this report for the three months ended April 31, 2006 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the "Company" considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Audited Financial Statements for the year ended October 31, 2005 in the Form 10-KSB filed with the SEC on January 31, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEETS

April 30, 2006 and October 31, 2005

(Unaudited)

ASSETS

	2006	2005

CURRENT ASSETS:
Cash	$ 61,372	$ 42,434
Accounts receivable	220,475	270,739
Inventory	443,653	316,706
Other assets	54,792	48,875
Total current assets	780,292	678,754

PROPERTY AND EQUIPMENT, NET	23,176	27,489

TOTAL ASSETS	$ 803,468	$ 706,243

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 49,085	$ 55,712
Accounts payable - related party	28,220	28,220
Current portion of notes payable	119,006	119,941
Current portion of related party debt 144,000		374,000
Due to shareholders 67,500		40,500
Accrued expenses 9,036		10,237
Total current liabilities	416,847	628,610

LONG TERM LIABILITIES:
Long-term portion of notes payable 437,121		294,738
Total long term liabilities	437,121	294,738

TOTAL LIABILITIES	853,968	923,348

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 16,686,193 and 16,065,193 shares
issued and outstanding, respectively 1,594		1,732
Additional paid in capital 4,320,286		4,813,867
(Deficit) accumulated during the development stage	(4,372,380)	(5,032,704)
Total stockholders' (deficit)	(50,500)	(217,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 803,468	$ 706,243

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three Months Ended April 30, 2006 and 2005, Six Months Ended April 30, 2006 and 2005,

Period from Inception to April 30, 2006

(Unaudited)

					Inception to
	Three Months Ended April 30,		Six Months Ended April 30,		April 30,
	2006	2005	2006	2005	2006

REVENUE	$ 7,138	$ 16,512	$ 19,379	$ 32,265	$ 459,280

OPERATING EXPENSES:
Cost of sales	2,998	4,414	8,139	13,551	163,345
Non-cash stock
compensation	-	(26,750)	168,000	80,150	3,825,380
Selling, general and
administrative expenses	82,606	52,702	142,128	116,154	1,258,940
	85,604	30,366	318,267	209,855	5,247,665

(Loss) from operations	(78,466)	(13,854)	(298,888)	(177,590)	(4,788,385)

OTHER INCOME AND (EXPENSE):
Grant revenue	-	-	-	-	11,138
Interest expense	395,006	(2,000)	390,868	(4,000)	(41,329)
Other expense	-	-	-	-	(5,000)
Extinguishment of
related party debt	568,144	-	568,144	-	568,144
	963,150	(2,000)	959,012	(4,000)	532,953

Profit (loss) before
extraordinary items	884,684	(15,854)	660,124	(181,590)	(4,255,432)

Extraordinary item - casualty
loss from flooding, net
of insurance proceeds	-	-	-	-	116,948

NET INCOME (LOSS)	$ 884,684	$ (15,854)	$ 660,124	$ (181,590)	$ (4,372,380)

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	18,470,740	17,093,353	19,032,617	17,037,563	16,093,033

Net Income (loss) per share	$ 0.048	$ (0.001)	$ (0.035)	$ (0.011)	$ (.272)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the Three Months Ended April 30, 2006, and

Period from Inception to April 30, 2006

(Unaudited)

				(Deficit)
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid in Capital	Development Stage	Total

Shares issued to founders
in June 2002 at par $.0001	12,800,000	$ 1,205	$ -	$ -	$ 1,205

Shares issued for cash
during June 2002 at
$.75 per share	20,500	2	15,373	-	15,375
Shares issued for cash
during July 2002 through
August 2002 at
$1.00 per share	57,000	6	56,994	-	57,000
Shares issued for cash
during August 2002 through
October 2002 at
$2.00 per share	122,750	12	245,488	-	245,500
Shares issued for services
during June 2002 at
$.75 per share	623,500	62	467,563	-	467,625
Shares issued for services
during August 2002 at
$2.00 per share	5,000	1	9,999	-	10,000
Net (loss) for the period	-	-	-	(577,861)	(577,861)

Balance at October 31, 2002	13,628,750	1,288	795,417	(578,061)	218,844

Shares issued for services
during January 2003 at
$2.00 per share	525,000	52	1,049,948	-	1,050,000
September 2003 at
$2.00 per share	450,000	45	899,955	-	900,000
Shares issued for cash
during January 2003 at
$2.00 per share	175,125	18	350,232	-	350,250
October 2003 at
$2.00 per share	63,300	6	126,594	-	126,600
Cancellation of shares	(25,000)	(2)	2	-	-
License agreement	-	-	(618,145)	-	(618,145)
Net (loss) for the year	-	-	-	(2,398,169)	(2,398,169)

Balance at October 31, 2003	14,817,175	$ 1,407	$ 2,604,003	$ (2,976,030)	$ (370,620)

				(Deficit)
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid in Capital	Development Stage	Total

Balance at October 31, 2003	14,817,175	$ 1,407	$ 2,604,003	$ (2,976,030)	$ (370,620)

Shares issued for cash
during October 2003
at $2.00 per share	10,000	1	19,999	-	20,000
Shares issued for cash
during November 2003
at $2.00 per share	12,950	1	25,899	-	25,900
Shares issued for services
during November 2003
at $2.00 per share	140,000	14	279,986	-	280,000
Shares issued for services
during November 2003
at $2.00 per share	380,000	38	759,962	-	760,000
Shares issued for cash
during December 2003
at $2.00 per share	5,500	1	10,999	-	11,000
Shares issued for services
during December 2003
at $2.00 per share	805,000	81	1,609,919	-	1,610,000
Shares issued for cash
during April 2004
at $1.00 per share	50,000	5	49,995	-	50,000
Shares issued for services
during April 2004
at $1.20 per share	80,000	8	95,992	-	96,000
Shares issued for cash
during May 2004
at .61 per share	132,000	13	80,507	-	80,520
Shares issued for services
during July 2004
at $2.00 per share	100,000	10	199,990	-	200,000
Shares returned for
nonperformance of
services during July 2004
at $2.00 per share	(1,050,000)	(105)	(2,099,895)	-	(2,100,000)
Shares issued for services
during July 2004
at $2.00 per share	150,000	15	299,985	-	300,000
Shares issued for services
during October 2004
at $.52 per share	21,000	2	10,918	-	10,920
Net loss for the year	-	-	-	(1,933,630)	(1,933,630)

(Deficit)
Accumulated
Common Stock		Additional	During the
Shares	Amount	Paid in Capital	Development Stage	Total

Balance at October 31, 2004	15,653,625	$ 1,491	$ 3,948,259	$ (4,909,660)	$ (959,910)

Shares issued for services
during December 2004
at $.52 per share	116,000	12	82,988	-	83,000
Shares returned for
nonperformance of
services during December
2004 at $1.20 per share	(3,000)	-	(3,600)	-	(3,600)
Shares issued for services
during January 2005
at $.30 per share	50,000	5	14,995	-	15,000
Shares issued for settlement
of portion of note payable-
related party	-	-	763,639	-	763,639
Shares issued for services
during April 2005
at .15 per share	145,000	15	21,736	-	21,750
Shares issued for loan fee
during April 2005
at .15 per share	50,000	5	7,495	-	7,500
Shares returned for
Nonperformance of
services during April 2005
at .1.20 per share	(30,000)	(3)	(35,997)	-	(36,000)
Shares issued for cash
during April 2005
at .15 per share	73,068	7	10,953	-	10,960
Shares issued for services
during June 2005
at $.40 per share	6,000	-	2,399	-	2,400
Shares issued for cash
during July 2005 at
$.25 per share	2,000	-	500	-	500
Shares issued for cash
during July 2005 at
$.20 per share	2,500	-	500	-	500
Net loss for the year	-	-	-	(122,844)	(122,844)

Balance at October 31, 2005	16,065,193	$ 1,532	$ 4,813,867	$ (5,032,504)	$ (217,105)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the Three Months Ended April 30, 2006, and

Period from Inception to April 30, 2006

(Unaudited)

				(Deficit)
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid in Capital	Development Stage	Total

Shares issued for services
during January 2006 at	400,000	$ 40	$ 167,960	$ -	$ 168,000
$.42 per share

Shares issued for cash
during January 2006 at
$.42 per share	61,000	6	25,614	-	25,620

Shares issued for
cash in March 2006
at $.68 per share	80,000	11	54,489	-	54,500

Shares issued for services
during April 2006 for
services at $60 per share	10,000	1	5,999	-	6,000

Shares issued for cash
during April 2006
at $.23 per share	70,000	4	15,996	-	16,000

Reverse shares issued for
extinguishment of note
payable - related party	-	-	(763,639)	-	(763,639)

Net profit during the year	-	-	-	660,124	660,124

Balance at April 30, 2006	$ 16,686,193	$ 1,594	$ 4,320,286	$ (4,372,380)	$ (50,500)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Six Months Ended April 30, 2006 and 2005, Period from Inception to April 30, 2006

(Unaudited)

			Inception to
	Six Months Ended April 30,		April 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$ 660,124	$ (181,590)	$ (4,372,380)
Adjustments to reconcile net (loss) to cash
provided by operating activities:
Common stock issued to founders	-	-	1,205
Common stock returned for
noncompliance services	-	(39,600)	(1,639,600)
Common stock issued for services	174,000	119,750	5,480,695
Depreciation and amortization	6,926	4,163	38,888
Extinguishment of related party debt	(568,144)	-	(568,144)
Interest (reversal) added to related party note	(395,495)	-	-
Interest added to note payable	-	4,000	22,000
Loss from extraordinary item	-	-	173,830
Changes in operating assets and liabilities:
Accounts receivable	50,263	10,405	(220,475)
Inventory	(126,977)	8,033	(566,755)
Due to related party	-	-	-
Prepaid commission	(8,500)	-	(8,500)
Accounts payable	(6,627)	4,000	49,085
Accounts payable - related party	-	-	28,219
Deposits	-	-	(47,000)
Accrued expenses	7,120	(6,708)	11,036
Accrued interest on notes payable	(8,321)	-	-
Net cash (used in) operating activities	(215,631)	(77,547)	(1,617,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(59,584)
Insurance proceeds from casualty loss	-	-	38,202
Insurance proceeds used to pay off vehicle loans	-	-	(38,202)
Net cash (used in) investing activities	-	-	(59,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(38,952)	-	(53,181)
Payment on related party note	-	-	(65,000)
Shareholder advances	27,000	-	385,375
Proceeds from note payable	150,400	-	511,423
Proceeds from note payable from related party	-	50,000	772,350
Proceeds from loan payable from related party	-	38,000	129,000
Common stock shares issued for cash	96,120	10,960	-
Proceeds from short term debt	-	-	58,884
Net cash provided by financing activities	$ 234,568	$ 98,960	$ 1,738,851

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Six Months Ended April 30, 2006 and 2005, Period from Inception to April 30, 2006

(Unaudited)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Six Months Ended April 30, 2006 and 2005, Period from Inception to April 30, 2006

(Unaudited)

Inception to
	Six Months Ended April 30,		April 30,
	2006	2005	2006

Net increase (decrease) in cash	$ 18,937	$ 21,413	$ 61,371

Cash - beginning	42,434	27,384	-
Cash - ending	$ 61,371	$ 48,797	$ 61,371

Supplemental cash flow information:

Cash paid for interest	$ -	$ 4,000	$ 7,043

Non-cash investing and financing activities:
License agreement	$ -	$ -	$ 618,145
Property and equipment acquired
with note payable	$ -	$ -	$ 45,000
Conversion of notes payable -
related party to equity	$ -	$ 763,639	$ 763,639

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

BASIS OF PRESENTATION

The accompanying unaudited financial statements in the Form 10QSB are presented in accordance with the requirement of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10KSB for the year ended October 31, 2005.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

3.

COMMON STOCK

During the six month period ended April 30, 2006, the Company issued 410,000 shares of its common stock in exchange of services for an average price of approximately $0.42 per share or $174,000.  The Company sold 211,000 shares of its common stock for an average price of approximately $0.46 per share.  The individual stock transactions are as follows:

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

On March 30, 2006 we sold 40,000 shares of our stock to Gary Nolt, for a price of $0.68 per share or $27,250.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On March 30, 2006 we sold 40,000 shares of our stock to Cassel Dale, for a price of $0.68 per share or $27,250.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 7, 2006, the Company issued 10,000 shares of our stock to Tom Nelson for related future promotional services.  The shares issued to Tom Nelson were valued at a price of $0.60 per share, or an aggregate price of $6,000.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 30, 2006 we sold 40,000 shares of our stock to Cassel Dale, for a price of $0.23 per share or $9,200.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 30, 2006 we sold 15,000 shares of our stock to Soto Kolocouris, for a price of $0.23 per share or $3,400.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 30, 2006 we sold 15,000 shares of our stock to Dominic Kolocouris, for a price of $0.23 per share or $3,400.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

4.

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the six month period ended April 30, 2006 and 2005, the Company incurred a net profit (loss) of $660,124 and ($181,590), respectively.  Since the Company’s inception, they have incurred a net loss from operations of ($4,372,380).  The Company has working capital of $363,445 and $7,794 and a stockholders’ deficit of ($50,500) and ($279,250) at April 30, 2006 and 2005, respectively.  During 2005, the Company was successful in obtaining a purchase order from a major retail sporting good chain in the amount of approximately $226,030.  On April 28, 2006, the Company was successful in obtaining a $170,000 purchase order from a major retail sporting goods chain.  The Company continues its marketing efforts with its existing product lines as well as new product lines.

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

ADDITIONAL DISCLOSURE

1.

EXCLUSIVE LICENSING AND MANUFACTURING AGREEMENT

On November 25, 2002, Innovative purchased a product license for $1,250,000 from RMF Global, a company solely owned by the Chief Executive Officer of the Company, Joseph Ricelli.  The license was for 10 years and gave the Company the exclusive right to manufacture and market products using Eliotex, a fabric used in recreational products.  The Company paid $50,000 upon signing in November 2002, with the remaining amount payable at $400,000 per year for the next three years.  The license was originally recorded as an asset and was to be amortized.  Subsequently, because the license was purchased from RMF Global, which is owned by Joseph Ricelli, it was recorded at Joseph Ricelli’s cost, which was $0.  The $618,744 the Company paid in excess of Joseph Ricelli’s cost was recorded as a reduction of paid in capital.

Due to cash flow problems experienced by the Company, on January 31, 2005, RMF Global agreed to accept 1,909,098 shares of the Company’s $.0001 par value common stock in settlement of $763,639 of the Company’s obligation.  As of October 31, 2005, the Company owed RMF Global $200,000 for the product license described above.

On April 26, 2006, the Company entered into an Exclusive License and Manufacturing Agreement (the “Agreement”) with the Ketut Group, with an effective date of April 1, 2006, whereby the Company acquired an exclusive license to develop, use, sell, manufacture and market products related to or utilizing INSULTEX™, Korean Patent Number, (0426429) or any Insultex Technology.  The License was awarded by the Korean inventor, an individual who is part of the Ketut Group, and the manufacturer of INSULTEX™.  The Company received an exclusive forty (40) year worldwide license with an initial term of ten (10) years and an option to renew the License for up to three (3) successive ten (10) year terms.  Additionally, the Company was granted the exclusive rights to any current or future inventions, improvements, discoveries, patent applications and letters of patent which the Ketut Group controls or may control related to INSULTEX™.  Furthermore, the Company has the right to grant sub-licenses to other manufacturers for the use of INSULTEX™ or any Insultex Technology.  Simultaneously with the Company entering into this exclusive license and manufacturing agreement, effective April 1, 2006, the licensing agreement with RMF Global was deemed null and void.  Consequently, the note payable and related licensing agreement asset were removed from the books and records of the Company resulting in the Company recognizing a gain from the extinguishment of debt in the amount of $568,144 and the reversal of interest expense in the amount of $395,495. Effective April 1, 2006, the Company has no outstanding obligations owed to RMF Global.

2.

SUBSEQUENT EVENTS

On June 2, 2006, Innovative Designs, Inc.'s litigation counsel filed an Emergency Motion for Stay of Money Judgment Pending Appeal and for Waiver of Supersedeas Bond, along with a brief in support of its Motion before the United States District Court for the Western District of Pennsylvania. The Motion was filed for the purpose of protecting the company's operations, customer base, lenders, creditors, suppliers and investors from any potential damage caused by execution procedures during the pendency of the company's appeal before the United States Court of Appeals for the Third Circuit. On June 7, 2006, pursuant to an Order of Court, the adverse parties filed their Response to the Motion. The company is awaiting notification from the Court as to the disposition or further proceedings with respect to the Motion.

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

06/14/06

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

06/14/06

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

06/14/06

By:

Anthony Fonzi, Chief Financial Officer,

Principal Accounting Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended April 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Riccelli

Date:

06/14/06

By:

Joseph Riccelli

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended April 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Anthony Fonzi

Date:

06/14/06

By:

Anthony Fonzi

Chief Financial Officer, Principal

Accounting Officer, and Director