Form 10QSB/A
period 2006-04-30
INNOVATIVE DESIGNS INC
filed 2006-06-27
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

INDEX

PART I - FINANCIAL INFORMATION	4
ITEM 1. Financial Statements and Notes to Financial Statements	5
ITEM 2. Additional Disclosures	16
ITEM 3:Controls and Procedures	17

Explanatory Note

This Amendment on Form 10-QSB/A amends and restates our Quarterly Report on Form 10-QSB for the quarter ended April 30, 2006 to adequately reflect the circumstances surrounding Innovative Designs, Inc.’s signing of the Exclusive License and Manufacturing Agreement with the Ketut Group. .

The accompanying notes are an integral part of these financial statements.

PART 1 - FINANCIAL INFORMATION

INNOVATIVE DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

The information in this report for the three months ended April 30, 2006 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the "Company" considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Audited Financial Statements for the year ended October 31, 2005 in the Form 10-KSB/A filed with the SEC on May 22, 2006.

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three Months Ended April 30, 2006 and 2005, Six Months Ended April 30, 2006 and 2005,

Period from Inception to April 30, 2006

(Unaudited)

					Inception to
	Three Months Ended April 30,		Six Months Ended April 30,		April 30,
	2006	2005	2006	2005	2006

REVENUE	$ 7,138	$ 16,512	$ 19,379	$ 32,265	$ 459,280

OPERATING EXPENSES:
Cost of sales	2,998	4,414	8,139	13,551	163,345
Non-cash stock
compensation	-	(26,750)	168,000	80,150	3,825,380
Selling, general and
administrative expenses	82,606	52,702	142,128	116,154	1,258,940
	85,604	30,366	318,267	209,855	5,247,665

(Loss) from operations	(78,466)	(13,854)	(298,888)	(177,590)	(4,788,385)

OTHER INCOME AND (EXPENSE):
Grant revenue	-	-	-	-	11,138
Interest expense	395,006	(2,000)	390,868	(4,000)	(41,329)
Other expense	-	-	-	-	(5,000)
Extinguishment of
related party debt	568,144	-	568,144	-	568,144
	963,150	(2,000)	959,012	(4,000)	532,953

Profit (loss) before
extraordinary items	884,684	(15,854)	660,124	(181,590)	(4,255,432)

Extraordinary item - casualty
loss from flooding, net
of insurance proceeds	-	-	-	-	116,948

NET (LOSS)	$ 884,684	$ (15,854)	$ 660,124	$ (181,590)	$ (4,372,380)

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	18,470,740	17,093,353	19,032,617	17,037,563	16,093,033

Net income/(loss) per share	$ 0.048	$ (0.001)	$ 0.035	$ (0.011)	$ (.272)

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
$.42 per share

Shares issued for cash
during January 2006 at
$.42 per share	61,000	6	25,614	-	25,620

Shares issued for
cash in March 2006
at $.75 per share	30,000	3	22,497	-	22,500

Shares issued for
cash in March 2006
at $.40 per share	80,000	8	31,992	-	32,000

Shares issued for services
during April 2006 for
services at $.60 per share	10,000	1	5,999	-	6,000

Shares issued for cash
during April 2006
at $.40 per share	40,000	4	15,996	-	16,000

Reverse shares issued for
extinguishment of note
payable - related party	-	-	(763,639)	-	(763,639)

Net profit during the year	-	-	-	660,124	660,124

Balance at April 30, 2006	$ 16,686,193	$ 1,594	$ 4,320,286	$ (4,372,380)	$ (50,500)

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

BASIS OF PRESENTATION

The accompanying unaudited financial statements in the Form 10QSB/A are presented in accordance with the requirement of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10KSB/A for the year ended October 31, 2005.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

On March 28, 2006 we sold 15,000 shares of our stock to Soto Kolocouris, for a price of $0.75 per share or $11,250.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On March 28, 2006 we sold 15,000 shares of our stock to Dominic Kolocouris, for a price of $0.75 per share or $11,250.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On March 30, 2006 we sold 40,000 shares of our stock to Gary Nolt, for a price of $0.40 per share or $16,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On March 30, 2006 we sold 40,000 shares of our stock to Cassel Dale, for a price of $0.40 per share or $16,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

On April 7, 2006 we sold 40,000 shares of our stock to K. E. Weaver Petroleum, for a price of $0.40 per share or $16,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

ADDITIONAL DISCLOSURES

ITEM 2.  ADDITIONAL DISCLOSURES.

1.

EXCLUSIVE LICENSING AND MANUFACTURING AGREEMENT

On November 25, 2002, Innovative purchased a product license for $1,250,000 from RMF Global, a company solely owned by the Chief Executive Officer of the Company, Joseph Riccelli.  The license was for 10 years and gave the Company the exclusive right to manufacture and market products using Eliotex, a trademark registered and utilized by RMF Global, and used to describe a fabric used in recreational products.  The Company paid $50,000 upon signing in November 2002, with the remaining amount payable at $400,000 per year for the next three years.  The license was originally recorded as an asset and was to be amortized.  Subsequently, because the license was purchased from RMF Global, which is owned by Joseph Riccelli, it was recorded at Joseph Riccelli’s cost, which was $0.  The $618,744 the Company paid in excess of Joseph Riccelli’s cost was recorded as a reduction of paid in capital.

Due to cash flow problems experienced by the Company, on January 31, 2005, RMF Global agreed to accept 1,909,098 shares of the Company’s $.0001 par value common stock in settlement of $763,639 of the Company’s obligation.  As of October 31, 2005, the Company owed RMF Global $200,000 for the product license described above.  In light of the litigation regarding the License Agreement of RMF Global, Inc. with Eliotex SRL, the board of directors determined it appropriate to hold the issuance of said shares in abeyance pending the outcome of the litigation.

On or about April 1, 2006, Innovative was informed by RMF Global that RMF’s Exclusive License and Manufacturing Agreement with Ko-Myung Kim was terminated by Mr. Kim, effective April 1, 2006, for the following reasons cited by Mr. Kim:

1.

Article 2.01 of the Grant of License, Exclusive Right to Purchase and Exclusive Right to Manufacture incorrectly references a prior product produced under prior patents, Republic of Korea Patent 35969-97 and U.S. patent 6,083,999.  That product has not been manufactured since 2001 and has never been provided to RMF Global, Inc. by or through me.

2.

Given the current difficulties surrounding that patent, and my obligation to indemnify RMF for litigation costs arising from the patent infringement claims, I cannot permit the Agreement to remain in force where claims may be directed against, or litigation arise pursuant to, the patent referenced incorrectly in the Agreement.  The fact that the Agreement references the incorrect patent mandates its termination.

On April 26, 2006, the Company entered into an Exclusive License and Manufacturing Agreement (the “Agreement”) with the Ketut Group, with an effective date of April 1, 2006, whereby the Company acquired an exclusive license to develop, use, sell, manufacture and market products related to or utilizing INSULTEX™, Korean Patent Number, (0426429) or any Insultex Technology.  At the behest of the Board of Directors, the Insultex trademark was chosen as the mark to identify the product utilized by Innovative since its inception, and was originally registered by Joseph Riccelli on February 17, 2005.  The new trademark, intended to avoid confusion arising from the use of the old Eliotex trademark in association with a new, subsequent, different and separately-patented product, was assigned by Mr. Riccelli to Innovative on April 25, 2006, with that assignment to become effective upon final approval of the Statement of Use by the United States Patent and Trademark Office.  The License was awarded by the Korean inventor, an individual who is part of the Ketut Group, and the manufacturer of INSULTEX™.  The Company received an exclusive forty (40) year worldwide license with an initial term of ten (10) years and an option to renew the License for up to three (3) successive ten (10) year terms.  Additionally, the Company was granted the exclusive rights to any current or future inventions, improvements, discoveries, patent applications and letters of patent which the Ketut Group controls or may control related to INSULTEX™.  Furthermore, the Company has the right to grant sub-licenses to other manufacturers for the use of INSULTEX™ or any Insultex Technology.  Simultaneously with the Company entering into this exclusive license and manufacturing agreement, effective April 1, 2006, the licensing agreement with RMF Global was deemed null and void and the aforementioned issuance of shares of stock as consideration for said licensing agreement, previously held in abeyance, was cancelled.  Consequently, the note payable and related licensing agreement asset were removed from the books and records of the Company resulting in the Company recognizing a gain from the extinguishment of debt in the amount of $568,144 and the reversal of interest expense in the amount of $395,495.  Effective April 1, 2006, the Company has no outstanding obligations owed to RMF Global.

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

ITEM 3.  CONTROLS AND PROCEDURES.

As of April 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of April 30, 2006.

There have been no significant changes in our internal control over financial reporting during the quarter ended April 30, 2006, or subsequent to January 31, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE DESIGNS, INC.

/s/ Joseph Riccelli

By:

Joseph Riccelli

Chief Executive Officer

/s/ Anthony Fonzi

By:

Anthony Fonzi

Chief Financial Officer, Principal

Accounting Officer, and Director

Date:

06/27/06

Exhibit 32.1

CERTIFICATIONS

I, Joseph Riccelli, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of Innovative Designs, Inc.;

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

06/27/06

By:

Joseph Riccelli, Chief Executive Officer

Exhibit 32.1

CERTIFICATIONS

I, Anthony Fonzi, certify that:

1.

I have reviewed this report on Form 10-QSB/A of Innovative Designs, Inc.;

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

06/27/06

By:

Anthony Fonzi, Chief Financial Officer,

Principal Accounting Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB/A Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended April 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Riccelli

Date:

06/27/06

By:

Joseph Riccelli

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB/A Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended April 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Anthony Fonzi

Date:

06/27/06

By:

Anthony Fonzi

Chief Financial Officer, Principal

Accounting Officer, and Director