Form 10QSB
period 2006-07-31
INNOVATIVE DESIGNS INC
filed 2006-09-15
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY THREE MONTH PERIOD ENDED July 31, 2006:

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ to _________________

COMMISSION FILE NUMBER: 333-103746

INNOVATIVE DESIGNS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0465528 (IRS Employer Identification No.)

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
As of July 31, 2006, there were 17,111,193 shares of the registrant's common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INNOVATIVE DESIGNS, INC.

INDEX

PART I - FINANCIAL INFORMATION	4
ITEM 1. Financial Statements and Notes to Financial Statements	5
ITEM 2. Contingencies and Uncertainties	17
ITEM 3. Controls and Procedures	19

PART 1 - FINANCIAL INFORMATION

INNOVATIVE DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

The information in this report for the three months ended July 31, 2006 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the "Company" considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Audited Financial Statements for the year ended October 31, 2005 in the Form 10-KSB filed with the SEC on January 31, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEETS

July 31, 2006 (Unaudited) and October 31, 2005 (Audited)

(Unaudited)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEETS

July 31, 2006 (Unaudited) and October 31, 2005 (Audited)

(Unaudited)

ASSETS

	2006	2005
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash	$ 55,421	$ 42,434
Accounts receivable	226,572	270,739
Inventory	443,770	316,706
Other assets	61,011	48,875
Total current assets	786,774	678,754

PROPERTY AND EQUIPMENT, NET	21,019	27,489

TOTAL ASSETS	$ 807,793	$ 706,243

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 49,085	$ 55,712
Accounts payable - related party	28,220	28,220
Current portion of notes payable	129,048	119,941
Current portion of related party debt 93,146		374,000
Due to shareholders 26,500		40,500
Accrued expenses 8,311		10,237
Total current liabilities	334,310	628,610

LONG TERM LIABILITIES:
Long-term portion of notes payable 430,036		294,738
Total long term liabilities	430,036	294,738

TOTAL LIABILITIES	764,346	923,348

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 17,111,193 and 19, 224,291 shares
issued and outstanding, respectively 1,712		1,923
Additional paid in capital 4,497,669		4,813,676
(Deficit) accumulated during the development stage	(4,455,934)	(5,032,704)
Total stockholders' equity (deficit)	43,447	(217,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 807,793	$ 706,243

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three Months Ended July 31, 2006 and 2005, Nine Months Ended July 31, 2006 and 2005,

Period from Inception (June 25, 2002) to July 31, 2006

(Unaudited)

					Inception to
	Three Months Ended July 31,		Nine Months Ended July 31,		July 31,
	2006	2005	2006	2005	2006

REVENUE	$ 41,330	$ 17,671	$ 60,709	$ 49,936	$ 500,610

OPERATING EXPENSES:
Cost of sales	15,732	7,580	23,871	21,131	179,077
Non-cash stock
compensation	18,500	2,400	186,300	82,550	3,843,680
Selling, general and
administrative expenses	73,341	61,322	215,469	177,476	1,332,481
	107,573	71,302	425,640	281,157	5,355,238

(Loss) from operations	(66,243)	(53,631)	(364,931)	(231,221)	(4,854,628)

OTHER INCOME AND (EXPENSE):
Grant revenue	-	11,138	373,557	11,138	11,138
Interest expense	(17,311)	(1,800)	-	(5,800)	(58,640)
Other expense	-	-	-	-	(5,000)
Extinguishment of
related party debt	-	-	-	-	-
	(17,311)	9,338	373,557	5,338	(52,502)

Profit (loss) before
extraordinary items	(83,554)	(44,293)	8,626	(225,883)	(4,907,130)

Extraordinary item - casualty
loss from flooding, net
of insurance proceeds	-	-	-	-	(116,948)
Gain on forgiveness of debt	-	-	568,144	-	568,144

NET PROFIT (LOSS)	$ (83,554)	$ (44,293)	$ 576,770	$ (225,883)	$ (4,455,934)

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	16,882,552	17,312,639	18,304,738	17,130,263	16,148,757

Net income/(loss) per share	$ (0.01)	$ (0.01)	$ 0.03	$ (0.01)	$ (0.28)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the Nine Months Ended July 31, 2006, and

Period from Inception (June 25, 2002) to July 31, 2006

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the Nine Months Ended July 31, 2006, and

Period from Inception (June 25, 2002) to July 31, 2006

(Unaudited)

(Deficit)
Accumulated
Common Stock		Additional	During the
Shares	Amount	Paid in Capital	Development Stage	Total

Balance at October 31, 2004	16,903,625	$ 1,691	$ 3,948,259	$ (4,909,860)	$ (959,910)

Shares issued for services
during December 2004
at $.52 per share	116,000	12	82,988	-	83,000
Shares returned for
nonperformance of
services during December
2004 at $1.20 per share	(3,000)	-	(3,600)	-	(3,600)
Shares issued for services
during January 2005
at $.30 per share	50,000	5	14,995	-	15,000
Shares issued for settlement
of portion of note payable-
related party	1,909,098	191	763,448	-	763,639
Shares issued for services
during April 2005
at .15 per share	145,000	14	21,736	-	21,750
Shares issued for loan fee
during April 2005
at .15 per share	50,000	5	7,495	-	7,500
Shares returned for
Nonperformance of
services during April 2005
at .1.20 per share	(30,000)	(3)	(35,997)	-	(36,000)
Shares issued for cash
during April 2005
at .15 per share	73,068	7	10,953	-	10,960
Shares issued for services
during June 2005
at $.40 per share	6,000	1	2,399	-	2,400
Shares issued for cash
during July 2005 at
$.25 per share	2,000	-	500	-	500
Shares issued for cash
during July 2005 at
$.20 per share	2,500	-	500	-	500
Net loss for the year	-	-	-	(122,844)	(122,844)

Balance at October 31, 2005	19,224,291	$ 1,923	$ 4,813,676	$ (5,032,704)	$ (217,105)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the Nine Months Ended July 31, 2006, and

Period from Inception (June 25, 2002) to July 31, 2006

(Unaudited)

				(Deficit)
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid in Capital	Development Stage	Total

Balance at October 31, 2005	19,224,291	$ 1,923	$ 4,813,676	$ (5,032,704)	$ (217,105)

Shares issued for services
during November 2005 at
$.42 per share	400,000	40	167,960	-	168,000
Shares issued for cash
during November 2005 at
$.42 per share	61,000	6	25,614	-	25,620
Reverse shares that were
forfeited by prior President
during January 2006	(1,250,000)	(125)	(75)	-	(200)
Shares issued for
cash in March 2006
at $.75 per share	30,000	3	22,497	-	22,500
Shares issued for
cash in March 2006
at $.40 per share	80,000	8	31,992	-	32,000
Shares issued for services
during April 2006 for
services at $.60 per share	10,000	1	5,999	-	6,000
Shares issued for cash
during April 2006
at $.40 per share	40,000	4	15,996	-	16,000
Reverse shares issued for
extinguishment of note
payable April 2006 -
related party	(1,909,098)	(191)	(763,448)	-	(763,639)
Shares issued for cash in
May 2006 at $.60 per share	25,000	3	14,998	-	15,000
Shares issued for cash in
May 2006 at $.40 per share	250,000	25	99,975	-	100,000
Shares issued for cash in
June 2006 at $.40 per share	125,000	12	49,988	-	50,000
Shares issued for services
In July 2006 at .50 per share	25,000	3	12,497	-	12,500

Net profit during the year	-	-	-	576,770	576,770

Balance at July 31, 2006	17,111,193	$ 1,712	$ 4,497,669	$ (4,455,934)	$ (43,447)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Nine Months Ended July 31, 2006 and 2005,

Period from Inception (June 25, 2002) to July 31, 2006

(Unaudited)

			Inception to
	Nine Months Ended July 31,		July 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$ 576,770	$ (225,883)	$ (4,455,934)
Adjustments to reconcile net gain (loss) to cash
provided by operating activities:
Common stock issued to founders	-	-	1,205
Common stock returned for
noncompliance services	-	(39,600)	(1,639,600)
Common stock issued for services	186,300	122,150	5,493,195
Depreciation and amortization	9,753	10,284	41,715
Extinguishment of related party debt	(568,144)	-	(568,144)
Interest (reversal) added to related party note	(395,495)	-	-
Interest added to note payable	-	5,800	22,000
Loss from extraordinary item	-	-	173,830
Changes in operating assets and liabilities:
Accounts receivable	44,166	16,736	(226,573)
Inventory	(127,064)	(52,450)	(566,842)
Prepaid commission	(8,500)	-	(8,500)
Accounts payable	(6,627)	4,000	49,085
Accounts payable - related party	-	-	28,220
Deposits	-	-	(47,000)
Deferred financing	(6,928)	-	(6,928)
Accrued expenses	6,405	(658)	10,321
Accrued interest on notes payable	(8,321)	-	-
Net cash (used in) operating activities	(297,685)	(159,621)	(1,699,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,000)	(59,584)
Insurance proceeds from casualty loss	-	-	38,202
Insurance proceeds used to pay off vehicle loans	-	-	(38,202)
Net cash (used in) investing activities	-	(1,000)	(59,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(86,848)	(10,000)	(101,076)
Payment on related party note	-	-	(65,000)
Shareholder advances (payments)	(14,000)	-	344,375
Proceeds from note payable	150,400	23,923	511,423
Proceeds from loan payable from related party	-	118,000	129,000
Common stock shares issued for cash	261,120	11,960	937,350
Proceeds from short term debt	-	-	58,884
Net cash provided by financing activities	$ 310,672	$ 143,883	$ 1,814,956

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Nine Months Ended July 31, 2006 and 2005,

Period from Inception (June 25, 2002) to July 31, 2006

(Unaudited)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Nine Months Ended July 31, 2006 and 2005,

Period from Inception (June 25, 2002) to July 31, 2006

(Unaudited)

Inception to
	Six Months Ended April 30,		July 31,
	2006	2005	2006

Net increase (decrease) in cash	$ 12,987	$ (16,738)	$ 55,421

Cash - beginning	42,434	27,384	-
Cash - ending	$ 55,421	$ 10,646	$ 55,421

Supplemental cash flow information:

Cash paid for interest	$ 5,343	$ -	$ 7,043

Non-cash investing and financing activities:
License agreement	$ -	$ -	$ 618,145
Property and equipment acquired
with note payable	$ -	$ -	$ 45,000
Conversion of notes payable -
related party to equity	$ -	$ 763,639	$ 763,639

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Nine Months Ended July 31, 2006 and 2005,

Period from Inception (June 25, 2002) to July 31, 2006

(Unaudited)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

Nine Months Ended July 31, 2006 and 2005,

Period from Inception (June 25, 2002) to July 31, 2006

(Unaudited)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASHFLOW

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

3.

COMMON STOCK

During the nine month period ended July 31, 2006, the Company issued 435,000 shares of its common stock in exchange of services for an average price of approximately $0.43 per share or $186,500.  The Company sold 611,000 shares of its common stock for an average price of approximately $0.43 per share.  The individual stock transactions are as follows:

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

On January 24, 2006, Frank Riccelli resigned his position as President of the Company.  In connection with his resignation, he forfeited $1,250,000 shares of the Company’s common stock for services rendered to the Company.  These shares were originally valued at $200.

On March 28, 2006, the Company sold 15,000 shares of stock to Soto Kolocouris, for a price of $0.75 per share or $11,250.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On March 28, 2006, the Company sold 15,000 shares of stock to Dominic Kolocouris, for a price of $0.75 per share or $11,250.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On March 30, 2006, the Company sold 40,000 shares of stock to Gary Nolt, for a price of $0.40 per share or $16,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On March 30, 2006, the Company sold 40,000 shares of stock to Cassel Dale, for a price of $0.40 per share or $16,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 7, 2006, the Company issued 10,000 shares of stock to Tom Nelson for related future promotional services.  The shares issued to Tom Nelson were valued at a price of $0.60 per share, or an aggregate price of $6,000.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 7, 2006, the Company sold 40,000 shares of stock to K. E. Weaver Petroleum, for a price of $0.40 per share or $16,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On May 25, 2006, the Company sold 250,000 shares of stock to Praetorian Off Shore, for a price of $0.40 per share or $100,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On May 31, 2006, the Company sold 25,000 shares of stock to Kevin Sambuchino, for a price of $0.60 per share or $15,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On June 21, 2006, the Company sold 125,000 shares of stock to Jim Korth Agencies, LTD, for a price of $0.40 per share or $50,000.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On July 14, 2006, the Company issued 25,000 shares of stock to legal counsel, David Lampl in payment for legal services rendered to us.  We relied upon Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering.

4.

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the nine month period ended July 31, 2006 and 2005, the Company incurred a net (loss) of ($83,363) and ($225,883), respectively.  Since the Company’s inception, they have incurred a net loss from operations of ($4,455,943).  The Company has working capital of $452,454 and $3,132 and a stockholders’ equity (deficit) of $43,437 and ($320,143) at July 31, 2006 and 2005, respectively.  During 2005, the Company was successful in obtaining a purchase order from a major retail sporting good chain in the amount of approximately $226,030.  On April 28,

2006, the Company was successful in obtaining a $170,000 purchase order from a major retail sporting goods chain.  The Company continues its marketing efforts with its existing product lines as well as new product lines.

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

On May 18, 2006, the Company entered into a loan of credit agreement with Enterprise Bank for borrowing up to $900,000 with a rate of interest computed at Prime plus 2.25%.  The terms of this agreement were modified on June 1, 2006 to reduce borrowings to a maximum of $300,000 with interest computed at prime rate plus 2.25%.  Interest is calculated from the date of each advance until repayment of each advance.  The payment of all borrowings and accrued interest is due on May 18, 2007.  There were no outstanding borrowings as of July 31, 2006.  This loan is collateralized with a First lien on all business assets of the Company business including, but not limited to, the licensing agreement to manufacture and distribute products containing Eliotex insulation.  Personal property of the Chief Executive Officer of the Company was also used as collateral.

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

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

ADDITIONAL DISCLOSURES

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

ADDITIONAL DISCLOSURES

ITEM 2.  CONTINGENCIES AND UNCERTAINTIES

1.

ELIOTEX, SRL LITIGATION UPDATE

The letter below, drafted by the Company’s litigation Counsel of Record, updates and discloses the status of material litigation pending in the United States Court for the Western District of Pennsylvania Case No. 2:04-cv-000593, RMF Global, Inc. and Innovative Designs, Inc. v. Elio Cattan and Eliotex s.r.l.

The accompanying notes are an integral part of these financial statements.

From the Law Offices of Robert O’Lampl, Company’s litigation Counsel of Record:

September 12, 2006

Re:

Innovative Designs, Inc. (IVDN) Litigation Update

Dear Louis Plung & Company:

This letter is to update the status of the pending litigation involving IVDN and cetain salient facts with respect thereto.

As you are aware, the holders of the disputed judgment awarded to Cattan and Eliotex, SRL, which judgment is subject to an appeal pending before the United States Court of Appeals for the Third Circuit, commenced execution activity on said judgment in the Court of Common Pleas of Allegheny County, Pennsylvania. IVDN believes that said execution proceedings are improper as all of the assets of IVDN are subject to the interests of prior perfected secured creditors of IVDN and there is therefore no value in any such asset available to the judgment creditor.  IVDN believes the execution proceedings were commenced not as a legitimate collection effort but as a continuation of a pattern and practice by these two judgment creditors to attempt to disrupt the operations of IVDN in order to extract a compromise of IVDN’s flat refusal to tender any offers of settlement.

Upon an indication that IVDN was set to challenge their State Court execution proceedings, Cattan and Eliotex, SRL filed an Involuntary Chapter 7 Bankruptcy Petition against IVDN.  IVDN believes the Petition to be improper, contrary to law, filed in bad faith and with actual malice.  IVDN has filed a Motion to Dismiss the Involuntary Petition and Requested the Scheduling of a Hearing to Assess Damages and Award Attorneys Fees, which Motion is scheduled for hearing October 4, 2006 before the Honorable M. Bruce McCullough, Chief Judge of the United States Bankruptcy Court for the Western District of Pennsylvania.

On August 18, 2006, the appellate counsel for Cattan and Eliotex, SRL commenced a series of bizarre emails with counsel for IVDN and the Case Manager assigned to IVDN’s appeal by the Third Circuit Court of Appeals.  The essence of these emails was that IVDN’s appeal was stayed during the pendency of the bankruptcy proceedings by virtue of 11 U.S.C. Section 362 (the “automatic stay”), which appears to be, at least in part, the purpose of the bankruptcy filing.  IVDN responded to the Court that while it is uncertain the stay applies to its appeal, and wishes to prosecute the appeal as expeditiously as possible, it will observe the stay until such time as the Third Circuit Court of Appeals determines whether or not it applies.  IVDN has been directed by the Court to prepare and submit briefs on the issue by September 21, 2006.

IVDN will spare no effort to facilitate the progress of its appeal, as IVDN is confident that when the issues are finally addressed on the merits, it will prevail.

Very truly yours,

/s/ Robert O Lampl

Robert O Lampl

Litigation Counsel for Innovative Designs, Inc.

ITEM 3.  CONTROLS AND PROCEDURES.

As of July 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of July 31, 2006.

There have been no significant changes in our internal control over financial reporting during the quarter ended July 31, 2006, or subsequent to January 31, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

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

09/15/06

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

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

/s/ Joseph Riccelli

Date:

09/15/06

By:

Joseph Riccelli, Chief Executive Officer

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

/s/ Anthony Fonzi

Date:

09/15/06

By:

Anthony Fonzi, Chief Financial Officer,

Principal Accounting Officer, and Director

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended July 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IVDN.

/s/ Joseph Riccelli

Date:

09/15/06

By:

Joseph Riccelli

Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-QSB Quarterly Report of Innovative Designs, Inc. (the “Company”) for the period ended July 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IVDN.

/s/ Anthony Fonzi

Date:

09/15/06

By:

Anthony Fonzi

Chief Financial Officer, Principal

Accounting Officer, and Director