Form 10KSB
period 2006-10-31
INNOVATIVE DESIGNS INC
filed 2007-01-31
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended October 31, 2006

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934.

For the Transition period from              to             .

Commission file number: 000-51791

Innovative Designs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0465528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

223 North Main Street, Suite 1

Pittsburgh, Pennsylvania 15215

(Address and zip code of principal executive offices)

(412) 799-0350

(Registrant’s telephone number including area code)

Securities to be registered pursuant to Section 12(b) of the Exchange Act:

Securities registered or to be registered pursuant to Section 12(g) of the Exchange Act:

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☒    No  ☐

The issuer’s revenues for its most recent fiscal year were $291,794.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $7,610,036 as of January 26, 2007.

The number of shares of the issuer’s common stock outstanding, as of January 26, 2007 was 16,911,192.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company, which was incorporated in the State of Delaware on June 25, 2002, we market recreational products that are made from INSULTEX, a material with buoyancy and thermal resistant properties. Since our formation and as more fully explained throughout this Form 10-KSB, we have devoted our efforts to:

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

RMF Global, Inc. was incorporated on April 1, 1999 in the State of Pennsylvania and was owned and controlled solely by our Chief Executive Officer, Joseph Riccelli. On March 2, 2003, RMF Global entered into a written license agreement with Ko-Myung Kim for the exclusive distribution rights to INSULTEX in the United States, Canada, Mexico, India, the United Kingdom and Turkey. In 2006, this licensing agreement was terminated with RMF Global. A new licensing agreement was signed and put into place between Ko-Myung Kim and Innovative Designs, Inc. RMF Global was dissolved and no longer exists as a business. Mr. Kim owns the patent to the process to make the INSULTEX material. On November 25, 2002, we entered into a written sublicense agreement with RMF Global for the exclusive rights to produce and distribute three products made with INSULTEX, which RMF Global developed, and to use INSULTEX in products that we develop. We plan to market our products containing INSULTEX, three of which were developed by RMF Global under the label “i.d.i.gear”.

We have had no material reclassification, merger, consolidation, purchase, or sale of a significant amount of assets outside the ordinary course of business.

We currently have no plans to seek a merger, acquisition, or business reorganization or to otherwise enter into a business combination with another entity.

The distribution rights we have are derived from our November 25, 2002 written sublicense agreement with RMF Global, an affiliated entity, to: (a) produce and distribute sleeping bags, Swimeez, and stadium pack products containing INSULTEX, which RMF Global developed; and (b) to use INSULTEX in products which we produce and develop are now solely in place with Innovative Designs, Inc.

We currently have no distribution rights, exclusive or otherwise, to be a distributor of INSULTEX; however, Innovative Designs, Inc., does have exclusive distribution rights to distribute INSULTEX in the United States, Canada, Mexico, Indonesia, the United Kingdom and Turkey, in accordance with the 2006 written license agreement with Mr. Kim which is described in more detail on pages 4. As such, we purchase INSULTEX to be used in the manufacturing of our products. Similarly, other companies are free to purchase INSULTEX from Innovative Designs, Inc. assuming that it is a company within the distribution jurisdiction that Innovative Designs, Inc. covers. Innovative Designs, Inc. is the supplier/distributor of the raw material “INSULTEX”.

We offer the following three products containing INSULTEX which were developed by RMF Global:

•	Floating Swimwear: Product under our product name “Swimeez”. Our swimwear is designed to be a swim aid. The interior lining of our swimwear product is made from INSULTEX, which enhances floatability.

•	Sleeping Bag Products: Our sleeping bag products, available in both rectangular and mummy styles, are water resistant, windproof and weigh less than 2 pounds each. The INSULTEX insulation enables our sleeping bags to have a temperature rating of 15 degrees to 20 degrees Fahrenheit.

•	Stadium Pack: The use of INSULTEX in this product provides protection from weather conditions such as rain and cold. By altering the configuration of the folds and zippers, the product can be used as a:

•	Stadium seat cushion or pillow;

•	Thermal rain parka with a zip-out hood;

•	Sleeping Bag;

•	Flotation Raft; and

•	Double Comforter.

We use INSULTEX to provide protection from harsh weather conditions in the following products which we developed:

•	Windshirts: Our windshirts are available in only one style and in five colors: grey, navy, red, black, and khaki.

•	Jackets: Our jackets are available in only one style and in five colors: grey, navy, red, black, and khaki.

•	Hunting Apparel Line: Our hunting apparel provides almost total block from odors provided by the INSULTEX material. The Hunting Apparel Line is being endorsed by Bill Maas, former all pro National Football League football player and Fox Sports Analyst. We have also added Mr. Tom Nelson, “The American Archer” to our pro staff and have introduced the new “American Archer” – Tom Nelson Hunting Line for 2007. Tom is seen on the Outdoor Channel and is recognized as one of the premier archers in the industry.

•	Arctic Armor Line: The Arctic Armor line, introduced in April of 2006, consists of a jacket, bib and gloves. The suit contains 3 layers of INSULTEX for uncompromised warmth and provides the user with guaranteed buoyancy. The gloves contain a single layer of INSULTEX and are windproof, waterproof and good to sub-zero temperatures as does the jacket and bibs.

•	Fishing Apparel Line: We plan to introduce a full line of fishing apparel featuring INSULTEX, which will be endorsed by professional fisherman, Jose Wejebe, under the name “Jose Wejebe Spanish Fly Fishing Apparel.”

Our hunting apparel line is being endorsed by Bill Maas and Tom Nelson, and we are in the development stage of introducing a full line of fishing apparel as discussed above.

These prototypes were manufactured at the facility we currently utilize in Indonesia. We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes; (b) although we used the services of our Chief Executive Officer and Vice President of Sales and Marketing for these purposes, their efforts were part of their normal responsibilities; (c) prior to the time we had undertaken to design and prototype of these products, we purchased the materials to accomplish these tasks, the cost of which did not exceed $1000; and (d) the testing of these products was performed in the “field” by our employees and our Manufacturer’s Representative groups, as part of their normal responsibilities.

From February 2001 and until approximately January of 2002, RMF Global searched for sources of INSULTEX and eventually located Mr. Kim, a citizen of Korea. RMF Global entered into a verbal agreement with Mr. Kim in June of 2002. From approximately June 2002 until March 2, 2003, RMF Global, our sublicensor, purchased INSULTEX on an as needed basis from Mr. Kim, in accordance with a verbal agreement. The same terms of the verbal agreement were set forth in a written agreement on March 2, 2003. On March 2, 2003, RMF Global entered into a written agreement with Mr. Kim, whereby Mr. Kim granted RMF Global the exclusive, unlimited, irrevocable right and license, with the right to grant sublicenses to third parties, to purchase, use, develop, commercialize, market, have marketed, sell and have sold, manufacture and have manufactured products related to or utilizing INSULTEX whether present or future for all countries in the world other than Korea and Japan. This agreement has been terminated and an identical agreement has been signed by Innovative Designs, Inc. Under the terms of the agreement Mr. Kim agreed to promptly deliver to Innovative Designs, Inc. within twenty-eight (28) days of receiving an order from Innovative Designs, Inc. , all INSULTEX ordered by Innovative Designs, Inc. Under the terms of the agreement, Innovative Designs, Inc. is required to pay a fixed amount per meter of INSULTEX. This fixed amount will not change under the agreement for a period of ten (10) years after the date of the agreement was signed. The agreement provides that after the ten (10) year period, the price of the INSULTEX shall be adjusted for a subsequent ten (10) year term, no more than twelve percent (12%) per the subsequent ten (10) year period. Innovative Designs, Inc. shall order INSULTEX from Mr. Kim from time to time as needed and shall not be required to purchase any minimum amount of INSULTEX during the term of this agreement, and Innovative Designs, Inc. is not required to make any minimum annual payment to Mr. Kim. However, should Innovative Designs, Inc. place an order, any quantity ordered must be a minimum of 55,000 meters of INSULTEX. Innovative Designs, Inc. is not required to pay to Mr. Kim any part of any sublicense fee that Innovative Designs, Inc. receives from third party sublicensees, and Innovative Designs, Inc. shall not pay any fees to Mr. Kim. This agreement will be in full legal force and effect for an initial term of ten (10) years from the date of its execution. Innovative Designs, Inc. will have the option to renew this agreement for up to four (4) successive terms of ten (10) years each by giving notice to Mr. Kim of its intention to so renew not less than ninety (90) days prior to the expiration of the then-current term.

On June 16, 2003, we completed an agreement with Haas Outdoors in which Haas Outdoors granted us a non-exclusive wholesale license in North America to: (a) manufacture, or sell products or to have manufactured for us, and to sell licensed products of Haas Outdoors; and (b) use the licensed trademark of Haas Outdoors in association with the marketing and sale of licensed products. The agreement defines licensed products as a product which bears or otherwise includes Haas Outdoors’ licensed design and is further restricted to mean only our stadium pack. “Licensed design” is defined in the agreement as the camouflage pattern(s) known as the Mossy Oak Break-Up and/or New BreakUp patterns and which is covered by Haas Outdoors’ copyrights, including but limited to United States Copyright Registration No. 2,227,642. The agreement defines “licensed trademark” as Haas Outdoors’ trademarks Mossy Oak, Break-Up and/or or New BreakUp. The term of the agreement is two years from the effective date of the agreement, May 30, 2003. During 2005, the Company extended the terms of this agreement with Haas Outdoors. We paid a one time $250 licensing fee for these rights. We are also required to pay to Haas Outdoors a running royalty, which is included in the price of fabrics purchased from licensed vendors of Haas Outdoors.

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

Swimeez Product

Our Swimeez product is intended for use by the following groups that are in the Company’s target market for these products:

•	Toddlers and children from the ages of 3 to 12 who are learning to swim;

•	Handicapped persons; and

•	Adults learning to swim.

Sleeping Bags

Our sleeping bag products are intended for use by the following groups that are in the Company’s target market for these products:

•	Outdoor enthusiasts, such as hikers, climbers, mountain bikers and kayakers;

•	Campers;

•	Boy Scouts and Girl Scouts;

•	Motorcyclists; and

•	Hunters and Fishermen.

Stadium Pack

Our stadium pack products are intended for use by the following groups that are in the Company’s target market for these products:

•	Colleges;

•	Child/Amateur sport organizations; and

•	Hunting/Fishing enthusiasts.

Windshirts

Our windshirt products are intended for use by the following consumer groups that are in the Company’s target market for these products:

•	Golf club pro shops;

•	Golf tournament organizers;

•	Corporate promotional organizations; and

•	Sporting organizations and teams.

Jackets

Our jacket products are intended for use by the following consumer groups that are in the Company’s target market for these products:

•	Colleges;

•	Sporting teams; and

•	Corporations.

Hunting Line

Our hunting line products are intended for use by the following consumer group that are in the Company’s target market for these products:

•	Hunting enthusiasts; and

•	Professional hunters.

Fishing Line

Our fishing line products are intended for use by the following consumer groups that are in the Company’s target market for these products:

•	Professional fisherman; and

•	Fishing enthusiasts.

Arctic Armor Line

Our Arctic Armor line products are intended for use by the following consumer groups that are in the Company’s target market for these products:

•	Ice fisherman

•	Snowmobilers

•	Utility workers

•	Oil/gas pipeline workers.

Website and Retailers

We sell both wholesale and retail products on our website. Our website, located at www.idigear.com, became operational in October 2002 and contains information on our products, technical information on INSULTEX insulation, e-commerce capabilities with “shopping cart”, wholesaler information and order forms, company contact information, and links to retailers that carry our products. We have obtained the services of BA Web Productions who assists us in designing and continually developing our website. Our website features a “wholesaler only” area, allowing our wholesalers access to information, ordering, and recalls.

The web site is hosted by Nidhog Hosting. The secure payment gateway provider for our online e-commerce is SkipJack Financial Services.

The following retailers, distributors and companies purchase our products at wholesale prices which they plan to sell at their retail prices, or use within their industry:

Accuracy Plus	Peterborough	Ontario
American Outdoor Sports	Farmingdale	New York
Archery Headquarters	Rochester	Minnesota
Archery Shop Ohio	Minster	Ohio
Archery Shop WV	Summersville	West Virginia
Arrowsmith’s	Lake Geneva	Wisconsin
Back Country Sports	Red Deer	Alberta
Bailey’s	Various locations	Various locations
Bashaw Sports Centre	Bashaw	Alberta
Battle River	Stetler	Alberta
Bay Archery	Essexville	Michigan
Bogensport	Hochschwarzwald	Germany
Boutique Aventure Plein Air Inc. - Peche	Ste. Anne Des Monts	Quebec
Bowhuntingstore.com	Plano	Texas
Bowman - Peche	Bowman	Quebec
Canfield Sports	Omaha	Nebraska
Catafan	Sylvan Lake	Alberta
Centre D’Outillage AML Inc. - Peche	Senneterre	Quebec
Coureur Des Bois Mont Laurier - Peche	Mont Laurier	Quebec
Courtney Archery	Quakertown	Pennsylvania
D & D Sports	Various locations	Various locations
Delta Sports Center	Delta	Utah
Depanneur Du Boul. - Peche	L.S. Quevillon	Quebec
Depanneur L. Gauvin - Peche	La Tuque	Quebec
DHD Sports	Minot	North Dakota
Dick’s Sporting Goods	Various locations	Various locations
DNW	Jonesboro	Arkansas
Draves	Effingham	Illinois
Dunham’s	Various locations	Various locations
Dunkelberger’s	Stroudsburg	Pennsylvania
East Side Sports Inc. - Peche	Edmundston	Quebec
Efingers	Boundbrook	New Jersey
Endzone	Norton	Kansas
Erie Sports Store	Erie	Pennsylvania
Felmax - Peche	Gracefield	Quebec
Ferlac Inc. - Peche	St. Felicien	Quebec
Fish 307	Lake George	New York
Fox Ridge Outfitters	Rochester	New Hampshire
Frank’s Great Outdoors	Linwood	Michigan
Gilles Flibotte Sport 1983 Inc. - Peche	St. Hyacinthe	Quebec
Glace Carnaval	Val D’ Or	Quebec
Goschinskis	Ashland	Ohio
Grand Outdoors	Grove	Oklahoma
Grunst	Rhinelander	Wisconsin
Hick’s Outdoors	Clio	Michigan
Hilltop Sports	Greenville	Michigan

Holliday True Value	Montello	Wisconsin
Hunter’s Choice	Conway	Arkansas
Hunter’s Gallery	Hamlin	Pennsylvania
J.L. L’Heureux & Fils Inc. - Peche	Forestville	Quebec
Jack’s Sport Shop	Kalkaska	Michigan
Jay’s Sporting Goods	Clare	Michigan
Jo Hubert - Peche	Maniwaki	Quebec
KD Outdoors	Waterford	Michigan
Keystone Country Store	Ft. Loudon	Pennsylvania
Kittery	Kittery	Maine
KTL	Mississauga	Ontario
La Boutique De l’Archer Enr. - Peche	Riviere-Du-Loup	Quebec
La Cible - Peche	St. Barbe	Quebec
Le Centre Du Travailleur Plus - Peche	Amos	Quebec
Le Coureur Des Bois Enr. - Peche	L’Annonciation	Quebec
Legends of Fall Outfitters	Tully	New York
LL Cote	Errol	New Hampshire
M & M Sportshop	New Lisbon	Wisconsin
Mahoney’s	Johnson City	Tennessee
Mel’s	Rhinelander	Wisconsin
Michel Maheu Sport Inc. - Peche	Victoriaville	Quebec
Midwestern Shooters	Lomira	Wisconsin
Mike’s Archery	St. Cloud	Minnesota
Miller’s Gun Shop	Mill Hall	Pennsylvania
Mossy Point	Fort Smith	Arkansas
Nord Select - Peche	Matagami	Quebec
Pacific Gas & Oil	Auburn	California
Pat’s Archery	Okmulgee	Oklahoma
Peche Plus - Peche	Val-D’Or	Quebec
Performance Chasse & Peche Inc. - Peche	Repentigny	Quebec
PM Bearpaw	Rice Lake	Wisconsin
Propac Des 7 Rivieres Enr. - Peche	Port Cartier	Quebec
Propac Rive Sud - Peche	Ste. Catherine	Quebec
Propac Sorel-Tracy - Peche	Sorel-Tracy	Quebec
Propac Terrebonne - Peche	Terrebonne	Quebec
Ramakko’s	Sudbury	Ontario
Reddings Hardware	Gettysburg	Pennsylvania
Renald Gosselin - Peche	Nantes	Quebec
Renaud Richards Sport Enr. - Peche	Thetford Mines	Quebec
Richland Shooter’s Supply	Richland	Pennsylvania
Robfam - Peche	Ville Marie	Quebec
Royaume Des Sport - Peche	Lac Des Ecorse	Quebec
Rt. 66 Sporting Goods	Shippenville	Pennsylvania
Scott’s Inc.	Jay	Florida
Shyda’s	Lebanon	Pennsylvania
Sierra Trading Post	Cheyenne	Wyoming
Skip’s Sport Shop	Grayling	Michigan
Smith’s Sports Store	St. Mary’s	Pennsylvania
Sports Center	Natchez	Mississippi
Sportsman’s Warehouse	Various locations	Various locations
Stoney Creek	Whitecourt	Alberta
Stoney Rapids	Saskatoon	Saskatchewan

Straight Arrow	Oneida	New York
Surplus Du Nord - Peche	Lasarre	Quebec
Tackle Shack	Grand Prairie	Alberta
Tad’s	Monticello	Arkansas
The Pitt Stop	Pittsburgh	Pennsylvania
Tri-State Outdoors	St. Francis	Kansas
Veritas	Calgary	Alberta
Villemure Chasse & Peche Inc. - Peche	Grand Mere	Quebec
W.E. Sell	Hanover	Pennsylvania
Walleyedan	Lake Shore	Minnesota
White Oak	Opp	Alabama
White Sands	White Sands	New Mexico
Whitetail Ridge	Debolt	Alberta
Woodlands World	Uniontown	Pennsylvania

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

In March 2004, we entered into a formalized agreement for the manufacture representation services of Evernham & Anderson Associates, Inc. This agreement was terminated.

In 2005, we entered into a formalized agreement with William J. Gartland & Associates for representation services. This agreement was terminated in 2006.

The following sales agencies are currently being used for sales representation across Canada and the United States:

David Baker & Associates

5033 Marble Arch Road

Winston-Salem, NC 27104

Representatives:

David Baker

Al Roberts

Charles Sadler

Ken Worthington

Jim Korth Agencies, LTD

Box 490, 103 Stockton Point

Okotoks, AB Canada T1S 1A7

Representatives:

Terry Korth

Chris Chudzy

Jeff Brown

Steve Corlett

Mauricio Rizkallah

Cody Villard

G.A. Tolton & Associates

200 Deer Field Road

Mt. Pleasant, PA 15666

Representatives:

Ray Kelly

Layton Lyon

Dave Miller Jr.

Dave Miller Sr.

Joe Miller

Kirk Necciai

Ron Steigerwalt

DWP & Associates

31559 Warner

Warren, MI 48092

Representatives:

Dan Potter

Justin Porlier

Brent Rueb

Tom Whitehead

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

Arctic Armor Line

We plan to distribute the Arctic Armor Line to retailers and distributors across the United States and Canada. These products will also be sold to utility companies (i.e. – oil/gas pipeline workers).

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

(c) initiate relationships with local and national recreational organizations; and

(d) provide support to our manufacturer representatives

Contract with manufacturer

Innovative Designs Inc. utilizes the services of the above-mentioned sales agencies to represent their products in the United States and Canada.

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

Our “idigear” label is sewn on all of our products. Haas Outdoors, Inc.’s Mossy Oak and New Break Up hang tags are attached only to our “Mossy Oak pattern” stadium pack products. Additionally, we will be utilizing the Mossy Oak camouflage on the new products that we are in the development stages of introducing, which will feature the Mossy Oak hang tag with our “idigear” hang tag. Our new hunting apparel line also includes a hang tag noting such endorsement.

INSULTEX will be used in all our finished goods and will be purchased directly from the inventor.

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

We complete and forward a purchase order to the manufacturer. The manufacturer approves or disapproves a purchase order.

If the purchase order is approved, the manufacturer responds with a final cost, production schedule and date the goods will be delivered to us.
DAY	ACTION
10	Our sub-manufacturers ship finished goods to us.

14	We receive finished goods, and facilitate turn-around for shipment to retailers. Goods are received in our distribution center where they are packaged in Master Packs, hang tags attached, and UPC/UCC codes labels applied to items for retailer distribution.

The basis for the above time estimates has been derived from Innovative Designs, Inc. prior experience with these sub-manufacturers.

The fulfillment process involved in completing wholesale orders for our Stadium Pack products is described below:

DAY	ACTION
1	We receive an order for a certain number of items from a wholesale purchase by hand delivery, fax, courier, or mail with an authorized signature of the purchaser.

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

The basis for the above time estimates has been derived from Innovative Designs, Inc. prior experience with these sub-manufacturers.

Any inventory we maintain will be stored at our warehousing facility. Our warehouse facility has the capacity to hold 250,000 finished products in inventory and raw materials or INSULTEX. The amount of raw materials or INSULTEX we store at our warehousing facility is dependent upon the size of production runs at any one time and cannot be estimated with any certainty.

On March 4, 2003, we applied for trademark protection for our name “idigear” with the United States Patent and Trademark Office. On December 24, 2003, we received a Notice of Publication from the United States Patent and Trademark Office, informing us that the “idigear” mark appears to be entitled to registration and would be published in the Official Gazette on January 13, 2004 to ascertain whether there would be any opposition by any person who believes he will be damaged by the registration of the mark and that if no opposition is filed within the time specified by Trademark rules, the Commissioner of Patents and Trademarks may issue a certificate of registration. We have not received any other communication or any disposition regarding this trademark application and there is no assurance that we will ever receive trademark approval for our idigear name.

On February 17, 2005, our CEO, Joseph Ricelli, applied for registration of the mark “INSULTEX” with the United States Patent and Trademark Office.

The patent states that it is the “object of the present invention to eliminate the above mentioned drawbacks [bulkiness and being cumbersome in practical use] by providing a foamed expanded super lightweight sheet having superior buoyancy and cold and heat resistance properties. Another object of the present invention is to provide a thin and super lightweight lining for garments and sports articles and other related equipment which are cumbersome and bulky, while yet combining both buoyancy and thermal resistance properties.”

We do not have the actual patent described above; rather, we have been granted a license by for the exclusive marketing and distribution rights for use of INSULTEX in sleeping bags, swimeez, and stadium packs and the rights to purchase INSULTEX for the manufacture of other apparel and accessory items containing INSULTEX. As explained immediately below, the inventor of INSULTEX and patent recipient, Mr. Moon, assigned the patent to Mr. Kim. Innovative Designs, Inc. obtained its license rights from Mr. Kim.

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

We have spent no funds on research and development of our products. In March of 1999, our ex-affiliate, RMF Global, hired and paid $5,275 to Vartest Laboratories, Inc. to perform testing of the INSULTEX material. Other than the testing performed by Vartest Laboratories, Inc, Innovative Designs, Inc. has spent no funds on research and development.

The Vartest Laboratories test results establish the buoyancy and insulation qualities of INSULTEX. The results are as follows:

Issue	Test Result
Fabric Weight	0.042 oz./square yard	Low
Fabric Thickness	0.021 inches	Thin
Thermal Retention	Clo value: 2.0	Good
Air Permeability (protection from wind)	0.01 cubic feet of air/min/ft2 of material (Good)	Low
Moisture Permeability (protection from water)	5 grams/sq. meter/24 hrs. (Good)	Low

During 2005, the Company hired Texas Research Institute Austin, Inc. to perform testing on the permeation of gas on the INSULTEX product. The testing was based upon accepted industry practices. The permeation test resulted in almost no detection of the gas through the INSULTEX throughout the testing procedures.

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

United States Customs Service

We are required to pay a 9% importation duty to the United States Customs Service on all finished goods, based upon our completed Stadium Pack and jacket products, all containing “INSULTEX”, which are sub-manufactured by PT Lidya and Natalia and then imported into the United States. Innovative Designs, Inc. is required to pay a 6.5% importation duty to the United States Customs Service for the importation of INSULTEX, regarding its importation of INSULTEX from South Korea or Indonesia from Mr. Kim, in accordance with Innovative Design’s agreement with Mr. Kim. Innovative Designs imports INSULTEX from South Korea because this is the location of his manufacturing facilities for INSULTEX. Innovative Designs imports INSULTEX from Indonesia because Mr. Kim has additional warehousing facilities to store INSULTEX in Indonesia

United States Department of Labor’s Occupational Safety and Health Administration

Because our sub-manufacturers manufacture our completed products, we and our sub-manufacturers will be subject to the regulations of the United States Department of Labor’s Occupational Safety and Health Administration.

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

Products that are sold directly by our website will be priced according to our Manufacturer Suggested Retail Prices. Our wholesale clients will purchase our products at our wholesale prices. We recommend that our retailer clients sell our products at the Manufacturer Suggested Retail Prices that we provide to them which are the same prices for products on our website; however, they are not required to do so and may price our products for retail sale at their discretion. We have established M.A.P. (minimum advertised pricing) on our Arctic Armor™ suit in an attempt to allow all retailers and distributors carrying the line to obtain reasonable gross margin dollars.

We currently have a total of 7 employees, 4 of which are full time employees and 3 of which are part time employees. Our full time employees are:

•	Joseph Riccelli, our Chief Executive Officer;

•	Joseph A. Riccelli, our Vice President;

•	Gregory P. Domian, Vice President of Sales and Marketing; and

•	David Shondeck, our Director of Finance.

We have the following part-time employees:

•	Anthony Fonzi, our Chief Financial Officer; and

•	2 part-time clerical/warehouse employees.

We have no collective bargaining or employment agreements.

Reports and Other Information to Shareholders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission’s public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

ITEM 1A RISK FACTORS

Competition

The markets served by the Company are highly competitive. Competitive pricing pressure could result in loss of customers or decreased profit margins. Competition by product type include the following:

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

Some of our biggest competitors in the floating swimwear market are:

•	www.floatingswimwear.com;

•	www.maui.net/-welck; and

•	www.hotshop.at/enlisch/swimc.

•	Welck-em Floats located in Lahaina, Hawaii;

•	Aqua Leisure Industries located in Avon, Massachusetts; and

•	Swim Coach websites located in the United Kingdom.

Some of our biggest competitors in the sleeping bag market are:

•	North Face located in San Leandro, California or www.thenorthface.com;

•	Slumberjack located in Saint Louis, Missouri or www.slumberjack.com;

•	Sierra Designs located in Emeryville, California;

•	Kelly Pack, Inc. located in Boulder, Colorado; and

•	Marmot Mountain, Ltd. located in Santa Rosa, California.

Some of our biggest competitors in our stadium pack market are:

•	North Face located in San Leandro, California or www.thenorthface.com;

•	Slumberjack located in Saint Louis, Missouri or www.slumberjack.com

•	Sierra Designs located in Emeryville, California;

•	Kelly Pack, Inc. located in Boulder, Colorado; and

•	Marmot Mountain, Ltd. located in Santa Rosa, California.

Some of our biggest competitors in our windshirts market are:

•	www.zerorestriction.com;

•	www.innerharborshirts.com; and

•	www.cutterbuckapparel.com.

Some of our biggest competitors in our jacket markets are:

•	www.zerorestriction.com;

•	cutterbuckapparel.com; and

•	North Face located in San Leandro, California or www.thenorthface.com.

Some of our biggest competitors in the hunting apparel line are:

•	Russell Athletics

•	Scentlock

•	Various big-box private labels

Some of our biggest competitors in the Arctic Armor™ line are:

•	Ice Clam Corporation

•	Vexilar

•	Mustang Survival

We plan to compete in the following ways:

A. Emphasize the Advantages of our Products Sleeping Bag Products

We plan to emphasize the following characteristics of our sleeping bag products:

•	inherent buoyancy of INSULTEX;

•	low weight;

•	compactness;

•	water repellency;

•	thermal insulation properties which makes a thinner, more compact, and warmer sleeping bag than some of our competitors; and

•	having these multiple advantages.

Floating Swimwear Products

We plan to emphasize the following characteristics of our swimeez swimsuit product:

•	inherent buoyancy of INSULTEX which is sewn into our swimsuit and results in a less obtrusive swimming experience while still retaining buoyancy in comparison to some of our competitors; and

•	low weight.

Stadium Pillow Products

We plan to emphasize the following advantages of our Stadium Pack product:

•	Our Stadium Pack product has multiple uses by acting as a stadium seat cushion or pillow, thermal rain parka, sleeping bag, flotation raft and double comforter; and

•	Our Stadium Pack product has the advantages of low weight, compactness, water repellency, and thermal insulation properties.

Windshirts and Jackets

We plan to emphasize the following advantages of our windshirt and jacket products:

•	low weight;

•	compactness;

•	water repellency;

•	thermal insulation properties which makes a thinner, more compact product than some of our competitors; and

•	having these multiple advantages.

Hunting and Fishing Line

We plan to emphasize the following characteristics and advantages of our hunting and fishing line products:

•	low weight;

•	compactness;

•	water proof;

•	thermal insulation properties which makes a thinner more compact and warmer garment or accessory than some of our competitors;

•	competitive wholesale and retail prices; and

•	introduction of a new proprietary technical insulation, i.e. “INSULTEX”, to the hunting industry that has fewer such technical insulations in use by that industry; and

•	scent barrier.

Arctic Armor Line

We plan to emphasize the following characteristics and advantages of our Arctic Armor line products:

•	Low weight

•	Waterproof

•	Windproof

•	Sub-Zero Protection

•	Buoyancy

The basis for our above product claims is derived from the Vartest Lab Results, a fiber/yarn, fabric and apparel testing firm, located in New York, New York that RMF Global retained and paid $5,275 to conduct testing of the INSULTEX material. The March 1999 Vartest Lab Results appear under our “Research and Development” Section.

INSULTEX provides a scent barrier which we had a permeation test performed on at the Texas Research Institute Austin, Inc., at a cost of $650. The product was subjected to gas simulant for an eight-hour period. The product was tested for permeation of the gas every three minutes for the duration of the test with almost no detection of the gas throughout the test. The testing was based upon accepted industry practices as well as the test method used. We applied for a trade mark on the name “Scent Barrier” on September 26, 2005, and were informed that these words can not be trademarked as they are ‘characteristics’ and thus not usable as a trademark.

B. Utilize our web site to promote, market, and sell our products to consumers.

C. Utilize professional sales representatives and manufacturer representatives to sell our products to established retailers, especially sporting goods retailers.

D. Utilize product endorsements from professional athletes and sports figures to bolster awareness and image of our products. We currently have former all pro national football league player Bill Maas endorsing our hunting apparel line and Jose Wejebe, professional fisherman, endorsing our fishing apparel line. We recently added Mr. Tom Nelson, “The American Archer”, who is, and has been seen regularly on The Outdoor Channel.

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

•	Lack of brand name recognition or recognition of the properties of INSULTEX and its advantages. We, as well as our products, have little brand name recognition compared to our competitors. Our Stadium Pillow products, as new products, will especially encounter difficulties in establishing product recognition. Also, although our products have insulation properties, the material “down” has a widespread and established reputation as being the superior insulation in the market, while the properties and advantages of INSULTEX has little public recognition.

There can be no assurance that we will be able to compete in the sale of our products, which could have a negative impact upon our business.

We do not expect our business to be dependent on one or a few customers or retailers; however, there is no assurance that we will not become so dependent.

Cyclicality

The Company’s apparel sales fluctuate based on temperature and weather conditions. This may cause a cyclical effect on sales.

Raw Material Acquisition

The Company has only one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company. Additionally, the Company has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia.

Primary Raw Materials by product consist of the following:

Raw Materials to be Provided for our Floating Swimwear Products:

INSULTEX will be used to create the buoyant quality of our floating swimwear product.

•	Lycra

We plan to purchase Lycra from Yasha Fabrics which is located in Los Angeles, California. Lycra is an elastic polyurethane fiber or fabric used especially for close-fitting sports clothing and is used for the outer shell and inside lining of our floating swimwear product.

•	Zippers

We plan to purchase zippers from Barbie International Corporation, located in New York, New York.

The delivery time involved for these raw materials from the date of order to date of delivery is less than two weeks.

Raw Materials to be provided for our Sleeping Bags and Stadium Pack Products:

•	INSULTEX

INSULTEX is used in our sleeping bags and stadium pack products as insulation and to provide buoyancy to these products.

•	Rip Stop Nylon

We plan to purchase Rip Stop Nylon from Roberts Textile Company located in New York, New York. Rip Stop Nylon is a manufactured fiber that is strong and is resistant to both abrasion and damage from many chemicals. Rip Stop Nylon fabric is non-absorbent, durable, fast drying, resistant to moths and other insects, water, perspiration and standard dry cleaning agents. The Rip Stop Nylon fabric also contains an added nylon cross weave to prevent tearing of the material. Rip Stop Nylon is commonly used in women’s hosiery, knitted or woven lingerie, socks and sweaters, rugs and carpets, sleeping bags, duffle bags, racquet strings, and fishing lines. Rip Stop Nylon is used in our sleeping bags and stadium pillow products as the exterior shell.

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

Raw Materials to be provided for our Jackets and Windshirts

•	INSULTEX

INSULTEX will be used to provide insulation in our jackets and windshirts.

•	Polyester peached microfiber

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

The only “raw product” we store on a continual basis is “INSULTEX” which is stored in our warehouse. Our warehouse space is sufficient for our storage of INSULTEX. For the other raw materials that are below 1000 piece goods, we have the materials shipped directly to the sub-manufacturer. For production runs in excess of 1000 piece goods, we arrange for the raw materials to be shipped to our warehouse facility, which is sufficient for that use. Thereafter, we distribute to the sub-manufacturer the quantity needed for each production run and we store the remaining quantity. Payment typically will be due on an average of 30 to 60 days after receipt of the raw materials by our sub-manufacturer or our warehouse facility. Our Indonesia based manufacturer, PT Lidya and Natalia, has sole discretion in the sourcing and ordering of raw materials for their production runs, the costs of which we reimburse PT Lidya and Natalia.

Geographic Concentration

Many of the Company’s sales to retailers are concentrated in colder climates of the United States and Canada. To the extent that any regional downturn impacts these regions, the Company will be adversely affected.

Management

The Company is dependent on the management of Joseph Riccelli, Chief Executive Officer. The loss of Mr. Riccelli’s services could have a negative impact on the performance and growth of the Company for some period of time.

Stock Price

The Company’s stock is thinly traded. Should a major shareholder decide to liquidate its position, there could be a negative effect on the price of the stock until this condition is resolved.

Sarbanes-Oxley

Unless the current requirement for compliance with Section 404 of the Sarbanes-Oxley is changed, the Company will experience higher internal and auditing costs to comply by the end of fiscal 2007.

Significant Customer

Earned revenues for the fiscal year ending October 31, 2006 include earned to three major customers. The three major customers accounted for approximately 57%. Performance of these three customers in their own markets could have negative impact on the Company’s sales and results of operations.

Information Systems

The Company is currently in its infancy stages. Accordingly, they are in the process of devising their information systems which would currently only consist of financial accounting systems. All manufacturing of products and shipping of products are performed by independent third parties. These service providers maintain their own information systems.

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY.

Since May 2002, we have maintained our executive offices of 1500 square feet at 223 North Main Street, Suite 1, Pittsburgh, Pennsylvania 15215. We pay monthly rent of $700.00 to Riccelli Properties, a property management firm owned by our Chief Executive Officer, Joseph Riccelli. We have a verbal lease agreement with Riccelli Properties to pay Riccelli Properties $700 per month. This verbal agreement further provides that we or Riccelli Properties may terminate this verbal lease at any time with 30 days written notice. Neither we nor Innovative Designs, Inc. have any verbal or written agreement regarding these offices.

In October 2002, we arranged for the lease of warehouse space for our inventory and raw materials at 124 Cherry Street, Etna, Pennsylvania. This facility encompasses 13,000 square feet of storage space on the first floor and 2,000 square feet for our sales department offices located on the second floor. We have entered into a verbal agreement with the owner of the building, Frank Riccelli, and we pay $2,600 per month for the space. This facility is composed of: (a) warehouse and storage areas including four (4) shipping bays and a distribution area consisting of square footage to store in upward of 250,000 finished goods products; and (b) four (4) offices, one (1) conference room, with presentation area and sample display and (2) bathrooms totaling approximately 2,000 square feet located on the second floor. The building in which our offices are located is owned by Frank Riccelli, and is subject to a $120,000 mortgage.

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

The Company became aware, by virtue of communication from certain of its customers and/or prospective customers, of their receipt of a letter from attorneys purporting to represent Elio Cattan, informing said parties that the Company was infringing on a patent held by Mr. Cattan in its manufacture and use of products containing INSULTEX. Said letter went on to threaten unspecified reprisals against any party that continued to so infringe, and further actively solicited the purchase of INSULTEX from Mr. Cattan.

In response, the Company caused to be filed a Declaratory Judgment Action in the United States District Court for the Western District of Pennsylvania at Case No. Cv04-0593 on April 20, 2004. In said Action, in which the Company was joined by RMF Global, Inc., the Company seeks:

(1)	a declaration that it did not infringe on U.S. Patent No. 6,083,999;

(2)	a declaration that said patent is invalid and unenforceable;

(3)	a declaration that the plaintiffs have not infringed on the INSULTEX trademark;

(4)	an injunction prohibiting any further tortuous interference with the Company’s business and contractual relations;

(5)	an injunction prohibiting any further engaging in unfair competition; and

(6)	RMF Global uses new and improved INSULTEX. The new INSULTEX holds a Korean Patent No. 04 26429.

Without answering or denying any of the Company’s allegations, Mr. Cattan sought to stay the District Court proceedings, pending an arbitration proceeding to determine the merits of the dispute among the parties. That Motion was granted by the Court. A subsequent Motion was filed by the Company, seeking to dismiss any claims the Court might find to be arbitral, and lift the stay with respect to the remaining claims so that Mr. Cattan’s allegations may be subject to the scrutiny of a court of law. That Motion was denied by the Court.

The Company is of the strong opinion and belief, as is its counsel, that the District Court has erred in its interpretation of both the facts and the law in this case, and is in the process of taking an appeal of Judge Schwab’s Orders before the Third Circuit Court of Appeals of the United States District Court. The Company is confident of its position, and the likelihood of its success on the merits, and views the actions of Mr. Cattan as desperate delay tactics designed to enable him to attempt the perpetuation of a fraud upon both the Company and its customers and prospective customers.

Subsequent to October 31, 2005, the end of our fiscal year, the Company learned that Elio Cattan and INSULTEX s.r.l. obtained an arbitration award against the Company in the amount of $4,176,000.00, on May 6, 2005 from an Italian Arbitration Tribunal. The Company was later informed that Defendant’s counsel filed a subsequent motion in the District Court to confirm and enforce the Tribunal’s award against the Company and to add Joseph Riccelli as a part to the litigation. As of the date of this filing, no ruling had been made on the above motion.

This Case was administratively closed by presiding Judge Arthur J. Schwab immediately after entering a Judgment on behalf of Elio D. Cattan and Eliotex SRL on May 9, 2006 based upon a purported default judgment entered against IDI in Italy as discussed above. IDI intends to file a Motion to Open Administratively Closed Case in order to pursue the adjudication of the patent non-infringement, declaration of invalidity of patent and trademark non-infringement claims that were the principal focus on its suit, and which have yet to be adjudicated. The basis of this Motion is the receipt by IDI of an expert analysis of the U.S. patent owned by Elio D. Cattan. The analysis prepared for IDI indicates that the patent was obtained improperly, is a verbatim repetition of a prior patent and should not have been issued.

IDI filed an appeal in the United States Court of Appeals for the Third Circuit at Appeal No. 06-2203 from the aforementioned Judgment, as well as from the Interlocutory Order of Judge Schwab binding IDI to the terms of an arbitration clause set forth in a contract that it did not sign, and which contract expired by its terms prior to the creation of IDI. IDI filed its Appellant’s Initial Brief and Appendix on January 26, 2007, and is confident that its appeal will be upheld by the Third Circuit.

Consequently, due to the case being administratively closed and the pending appeal in the United States Court of Appeals for the Third Circuit, the Company recorded a charge to its 2006 operations to reflect the recording of this contingent liability in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies,” issued March 1975. The Company does not believe that it will have to pay this award and has instructed its counsel to take all actions necessary and proper to protect the interests of both the Company, its shareholders and all other entities and individuals with which it conducts business.

During 2006, an Involuntary Chapter 7 Petition by petitioning Creditors Elio D. Cattan, Eliotex, SRL and Adriano Battistotti, Italian counsel for Cattan and Eliotex, SRL. The Petitioners asserted the aforementioned Judgment as the basis of their claim, and averred its non-payment by IDI. IDI responded with a Motion to Dismiss the Petition, averring that the Petitioners were not entitled to relief pursuant to the provisions of 11 U.S.C. § 303, in that the number of Petitioning Creditors was inadequate, all of the claims relate to the same Judgment, subject to appeal, and IDI is generally paying its debts when due (in fact IDI is current on all of its financial obligations, with the exception of the Judgment subject to pending appeal).

In response to the Motion to Dismiss, the Petitioning Creditors recruited three additional Petitioning Creditors, the members of the arbitration panel in Italy who purported to render the Italian arbitration award. Bankruptcy Judge M. Bruce McCullough dismissed IDI’s Motion to Dismiss, and directed IDI to answer the petition. On November 15, 2006, the Court granted the Petition for Relief, thereby placing IDI in bankruptcy. IDI’s counsel immediately thereafter made an oral motion for the Case to be converted to Chapter 11, which was granted. The Court further indicated that it would reserve the issue of sanctions against the Petitioning Creditors and an award of counsel fees to IDI for later proceedings. IDI thereafter filed a Motion for Reconsideration, which Motion is pending in the Bankruptcy Court.

IDI thereupon made Application for an Order Allowing the Use of Cash Collateral, which Order was granted by Judge McCullough on January 17, 2007. This Order permits IDI to maintain and continue all of its pre-Petition financing agreements with its principal lenders, Enterprise Bank and the Small Business Administration. As all actions against IDI are stayed by the bankruptcy filing, IDI is maintaining normal business operations during the pendency of the Case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PART II

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

2006	Low	High
Fourth Quarter	$.32	$.36
Third Quarter	$.32	$.35
Second Quarter	$.32	$.35
First Quarter	$.33	$.36
2005	Low	High
Fourth Quarter	$.30	$.75
Third Quarter	$.17	$.51
Second Quarter	$.13	$.58
First Quarter	$.20	$.80

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

Holders.

As of January 26, 2007, we had 150 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding. As of January 26, 2007, there were 3,277,075 shares of our stock held by non-affiliates and 13,634,118 shares of our stock held by affiliates that Rule 144 of the Securities Act of 1933, defines as restricted securities.

Options.

We have no shares of our common equity that are subject to outstanding options to purchase.

Penny Stock Considerations.

Our shares are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares may be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

•	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding reflected in column (a)) (c)

Equity compensation plans approved by security holders	$ 400,000	$ 0.42 (2)	$ 180,000 (1)

(1)	The Company has issued an additional 317,000 shares of its stock to various consultants in exchange for past and future services. The weight average price per share was $0.2818.
(2)	Weighted average price was based on the market value of the shares on or about the date the service was performed. Market value of the price per share ranged from $2.00 to $0.15 per share over the period of time in which the various services were performed.
(3)	All stock that has been issued by the Company out of the equity compensation plan was for the exchange of professional services. No shares were sold for cash.

Use of Proceeds from Registered Securities.

Not applicable

ITEM 5. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

Fiscal Year Ended October 31, 2006

Revenues for the fiscal year ended October 31, 2006 were $291,794, a decrease of $20,692 or 7% from the fiscal year ended October 31, 2005. The Company had greater sales in each quarter of 2006 compared to 2005 except for the fourth quarter of 2006. There was a $92,174 or 35% decrease in the fourth quarter of 2006 compared to 2005. This decrease is primarily contributable to legal proceedings against the Company. Certain customers received letters from attorneys informing said parties they were infringing on a patent, as discussed more fully in Item 3 of the 10KSB. The letter threatened unspecific reprisals against any party that contributed to so infringe any further actively solicited the purchase of Eliotex, the material used in the construction of the apparel manufactured and sold by the Company.

Cost of sales for the fiscal year ended October 31, 2006, had an increase of $98,124 from the fiscal year ended October 31, 2005. This increase is attributable to an increase in the cost of shipping costs for inventory received.

Non-cash stock compensation for the fiscal year ended October 31, 2006, a net increase of $8,950 or an 11% increase from the fiscal year ended October 31, 2005. The net increase is primarily attributable to an increase over stock cancelled for services for the fiscal year ended October 31, 2005 over the fiscal year October 31, 2006 of $39,400.

Selling, General and Administrative Expenses

For the fiscal year ended October 31, 2006, a decrease of $3,247 or 1% from the fiscal year ended October 31, 2005. This decrease is a result of a decrease in travel expense, shipping, and postage, utilities, commissions, warehouse expense, and miscellaneous expense of $70,343. This was partially offset with an increase of $65,245 for professional fees. Additionally, there were small net decreases in selling, general and administrative expenses of $1,851.

During the fiscal year ended October 31, 2005, the Company received grant income from the Redevelopment Authority of Allegheny County of $11,138. The Company qualified for the grant due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004.

The Company reversed interest expense of $395,495 related to the extinguishment of related party debt of $568,144 which was used to finance the exclusive rights to acquire the license to develop, use, sell, manufacture, and market products of Eliotex. This agreement was terminated and the debt and related interest was forgiven.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

As of October 31, 2006 and 2005, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of October 31, 2006 and 2005.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2006 and 2005, or subsequent to October 31, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

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

None of our directors hold directorships in any Securities and Exchange Commission reporting companies. Our directors and executive officers are as follows:

Name	Age	Position	Term
Joseph Riccelli	56	Officer/Chairman	1 year
Dean P. Kolocouris	34	Director	1 year
Robert D. Monsour	52	Director	1 year
Anthony Fonzi	58	Chief Financial Officer/Director	1 year
Joseph A. Riccelli	25	Vice President	Not Applicable

Family Relationships

Joseph A. Riccelli, our Vice President, is the son of our Chief Executive Officer, Joseph Riccelli.

Joseph Riccelli has been our Chief Executive Officer and Chairman of the Board since our inception in June 2002. Joseph Riccelli now spends approximately 40 hours per week to implement our Plan of Operations. Joseph Riccelli was the owner of Pittsburgh Foreign and Domestic, a sole proprietor car dealership located in Glenshaw, Pennsylvania. Joseph Riccelli attended Point Park College located in Pittsburgh, Pennsylvania from 1971 to 1972.

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

Joseph A. Riccelli, Jr., 25, has been our Vice President since May 15, 2003. From November of 2002 until May 14, 2003, Mr. Riccelli was our Vice President on a consultant basis. As Vice President, Mr. Joseph A. Riccelli assists our Chief Executive Officer on a full-time basis by overseeing our daily operations and our distribution center. From June 2002 to October 2002, Joseph A. Riccelli was our outside consultant to assist in overseeing our daily operations. From June 2001 to June 2002, Mr. Riccelli was the Vice President of RMF Global. Mr. Riccelli has no other employment experience. Joseph A. Riccelli has been attending the University of Pittsburgh since September 2001 and is majoring in Business Administration.

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

Gregory P. Domian, 50, has been our Vice President of Sales and Marketing since May 2005 and spends approximately 45 hours per week regarding this position. Gregory manages the sales force across the United States and Canada, attends all major trade shows for Innovative Designs, Inc. and performs inventory control. Prior to this, Mr. Domion was employed with 84 Lumber performing analysis of product sales from April 2000 to September 2003. Mr. Domion also worked at Dicks Sporting Goods performing assortment planning, purchasing, and advertising from 1994 to 1996. Mr. Domion has an Associates Degree from Duquesne University located in Pittsburgh, Pennsylvania.

ITEM 11. EXECUTIVE COMPENSATION

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Chart

		Annual Compensation			Long-Term Compensation
Name and Position	Year	Sales ($)	Bonus ($)	Other ($)	Restricted ($)	Stock Options ($)	Awards ($)

Joseph Riccelli	2005	—	—	—	—	—	—
Chief Executive
Officer Chairman

Joseph Riccelli	2006	—	—	—	—	—	—
Chief Executive
Officer Chairman

Joseph A. Riccelli	2005	—	—	—	—	—	—
Vice President

Joseph A. Riccelli	2006	—	—	—	—	—	—
Vice President

There are no employment agreements between us and our executive officer Joseph Riccelli. We have a May 2003 verbal agreement with Joseph A. Riccelli, our Vice President, which provides that we pay Joseph A. Riccelli a $31,000 annual salary for the period from May 2003 to May 2004. This verbal agreement was renewed through May of 2007 to continue the same annual salary of $31,000. There are no change of control arrangements, either by means of a compensatory plan, agreement, or otherwise, involving our current or former executive officers. There are no automobile lease agreements or key man life insurance policies that are to the benefit of our executive officers, in which we would make such payments. There are no standard or other arrangements in which our directors are compensated for any services as a director, including any additional amounts payable for committee participation or special assignments. There are no other arrangements in which any of our directors were compensated during our last fiscal year for any service provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the ownership as of January 25, 2006 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers, our directors as a group, or related party shareholders.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Beneficial Owners

Title of Class	Name and Address	Amount	Nature	Percent
Common Stock	Joseph Riccelli	10,100,000	Direct	59.76%
	Chief Executive Officer
	Chairman of the Board of Directors
	142 Loire Valley Drive
	Pittsburgh, PA 15209

Common Stock	Joseph A. Riccelli Trust	250,000	Direct	1.48%
	Vice President
	223 N. Main Street
	Apartment 6
	Pittsburgh, PA 15215
Total		10,350,000		61.24%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security Ownership of Management

Title of Class	Name and Address	Amount	Nature	Percent
Common Stock	Joseph Riccelli	10,100,000	Direct	59.76%
	Chief Executive Officer
	Chairman of the Board of Directors
	142 Loire Valley Drive
	Pittsburgh, PA 15209

Common Stock	Robert D. Monsour	40,500	Direct	0.24%
	Director
	6131 Saltzburg Road
	Murrysville, PA 15668

Common Stock	Dean P. Kolocouris	27,000	Direct	0.16%
	Director
	120 Timberglen Drive
	Imperial, PA 15126

Common Stock	Anthony Fonzi	20,000	Direct	0.12%
	Director/Chief Financial Officer
	2912 Bryer-Ridge Ct.
	Export, PA 15632

Common Stock	Gregory P. Domian
	Vice President of Sales
	1929 Main Street
	Pittsburgh, PA 15215	10,000	Direct	0.06%

Common Stock	Joseph A. Riccelli Trust	250,000	Direct	1.48%
	Vice President
	223 N. Main Street
	Apartment 6
	Pittsburgh, PA 15215

Total		10,447,500		61.82%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Our officers and directors have the following conflicts of interests:

•	We lease our executive offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli, for which we pay $700 per month. RMF Global shares our executive offices rent-free; and

•	Our officers, directors and key consultants have the following family relationships: (a) Joseph Riccelli, our Chief Executive Officer/Chairman of the Board, is the father of Joseph A. Riccelli, Vice President, is the son of our Chief Executive Officer, Joseph Riccelli.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2006 and 2005, our current auditors, Louis Plung & Company billed the Company $7,000 and $5,500 for professional services, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4	Specimen Stock Certificate*
5	Opinion of Hamilton, Lehrer and Dargan, P.A.***
10.1	Agreement between us and RMF Global, Inc.*
10.2	Exclusive Agency, Distribution and Marketing Agreement between RMF Global and Mr. Ko-Myung Kim.*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Test Results from Vartest Lab*
99.2	Test Results from Texas Research Institute Austin, Inc.

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibits to Registration Statement on Form SB-2 Amendment 2 filed on July 8, 2003
***	Previously filed as exhibit to Registration Statement on Form SB-2 Amendment 3 filed on August 7, 2003
****	Previously filed as exhibit to Registration Statement on Form SB-2 Amendment 4 filed on September 9, 2003

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

On March 10, 2006, the registrant filed a Form 8-K under Item 8 Other Events; Disclosure of Status of Material Litigation Pending.

On April 10, 2006, the registrant filed a Form 8-K under Item 1.01 Entry into a Material Definitive Agreement.

On November 17, 2006, the registrant filed a Form 8-K under Item 8 Other Events; Disclosure of Status of Material Litigation Pending.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: January 31, 2007	By:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 31, 2007	By:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer
Chairman of the Board of Directors

Date: January 31, 2007	By:	/s/ Anthony Fonzi
Anthony Fonzi
Chief Financial Officer,
Principle Accounting Officer, and Director

Date: January 31, 2007	By:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: January 31, 2007	By:	/s/ Robert D. Monsour
Robert D. Monsour
Director

PART F/S

INNOVATIVE DESIGNS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

October 31, 2006 and 2005

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors

Innovative Designs, Inc.

Sharpsburg, Pennsylvania

We have audited the accompanying balance sheets of Innovative Designs, Inc. as of October 31, 2006 and the related statements of operations, stockholders’ deficit, and cash flows for the years October 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Designs, Inc. as of October 31, 2006, and the results of its operations, and its cash flows for the years ended October 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholders deficiencies. Further during 2006, the Company was involuntarily petitioned into bankruptcy in the United States Bankruptcy Code for the Western District of Pennsylvania. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainies.

/s/ Louis Plung & Company, LLP

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania
January 26, 2007

INNOVATIVE DESIGNS, INC.

BALANCE SHEET

(Debtor-in-Possession)

October 31, 2006

ASSETS
2006
CURRENT ASSETS:
Cash	$66,275
Accounts receivable	283,251
Inventory	727,210
Other assets	11,572

Total current assets	1,088,308

PROPERTY AND EQUIPMENT, NET	20,497

TOTAL ASSETS	$1,108,805

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$6,881
Current portion of notes payable	391,412
Accrued interest expense on debt not subject to compromise	62,200

Current liabilities not subject to compromise	460,493

Current liabilities subject to compromise:
Accounts payable— related party	28,220
Current portion of related party debt	111,000
Due to shareholders	41,500
Accrued expenses	4,925
Accrued liability related to arbitration award	4,176,000

Current liabilities subject to compromise	4,361,645

Total current liabilities	4,822,138
LONG-TERM LIABILITIES NOT SUBJECT TO COMPROMISE:
Long-term liabilities not subject to compromise:
Long-term portion of notes payable	426,458

Total long term liabilities not subject to compromise	426,458

TOTAL LIABILITIES	5,248,596

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares authorized, 16,901,193 and 19,224,291 shares issued and outstanding, respectively	1,691
Additional paid in capital	4,402,940
Accumulated deficit	(8,544,422)

Total stockholders’ (deficit)	(4,139,791)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,108,805

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS

(Debtor-in-Possession)

For the Years Ended October 31, 2006 and 2005

	2006	2005
REVENUE	$291,794	$312,486
OPERATING EXPENSES:
Cost of sales	127,350	29,226
Non-cash stock compensation	91,653	82,550
Selling, general and administrative expenses	294,633	298,033

	513,636	409,809

Loss from operations	(221,842)	(97,323)
OTHER INCOME AND (EXPENSE):
Grant revenue	—	11,138
Reversal of interest on related party debt	395,495	—
Interest expense	(77,715)	(31,659)
Other expense	—	(5,000)

	317,780	(25,521)

Income (loss) before extraordinary items	95,938	(122,844)
EXTRAORDINARY ITEMS
Gain on forgiveness of debt	568,144	—
Arbitration award	(4,176,000)	—

	(3,607,856)	—

Net loss	$(3,511,918)	$(122,844)

Per share information - basic and fully diluted

Weighted Average Shares Outstanding	18,028,022	17,178,135

Net income (loss)	(.19)	(0.01)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Debtor-in-Possession)

For the Years Ended October 31, 2006 and 2005

	Common Stock Shares	Amount	Additional Paid in Capital	Retained Deficit	Total

Balance at October 31, 2004	16,903,625	$1,691	$3,948,259	$(4,909,860)	$(959,910)
Shares issued for services	317,000	32	122,118	—	122,150
Shares issued for cash	77,568	7	11,953	—	11,960
Shares returned for nonperformance	(33,000)	(3)	(39,597)	—	(39,600)
Shares issued for settlement of portion of note payable- related party	1,909,098	191	763,448	—	763,639
Shares issued for loan fee	50,000	5	7,495		7,500
Net loss	—	—	—	(122,844)	(122,844)

Balance at October 31, 2005	19,224,291	1,923	4,813,676	(5,032,704)	(217,105)
Shares issued for services	625,000	63	259,688	—	259,751
Shares issued for cash	611,000	61	261,059	—	261,120
Shares returned for nonperformance of services	(1,650,000)	(165)	(168,035)	200	(168,000)
Reverse shares issued for extinguishment of note payable	(1,909,098)	(191)	(763,448)	—	(763,639)
Net income	—	—	—	(3,511,918)	(3,511,918)

Balance at October 31, 2006	16,901,193	$1,691	$4,402,940	$(8,544,422)	$(4,139,791)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW

(Debtor-in-Possession)

For the Years Ended October 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,511,918)	$(122,844)
Adjustments to reconcile net loss to cash (used in) operating activities:
Common stock returned for noncompliance services	(168,200)	(39,600)
Common stock issued for services	259,688	122,150
Depreciation and amortization	11,229	15,548
Extinguishment of related party debt	(568,144)	—
Interest reversed on related party note	(395,495)	—
Interest added to note payable	—	22,000
Other receivables	—	5,000
Changes in operating assets and liabilities:
Accounts receivable	(12,451)	(240,383)
Inventory	(410,504)	(30,396)
Deposits	47,000	(47,000)
Prepaid commissions	(6,381)	—
Deferred financing	(7,558)	—
Accounts payable	(48,563)	(83,130)
Accounts payable - related party	—	28,219
Accrued expenses	3,009	(11,680)
Accrued interest on notes payable	39,879	8,321
Accrued liability related to arbitration award	4,176,000	—

Net cash (used in) operating activities	(592,409)	(373,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(11,294)

Net cash (used in) investing activities	—	(11,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(20,681)	(10,344)
Payment on related party note	(93,000)	(15,000)
Payment of bank line of credit	(27,188)	—
Payment of shareholder advances	(43,000)	(5,500)
Receipt of shareholder advances	44,000	—
Common stock issued for cash	261,059	11,960
Proceeds from bank line of credit	253,440	—
Proceeds from loan payable to related party	30,000	58,000
Proceeds from notes payable	211,620	361,023

Net cash provided by financing activities	616,250	400,139

Net increase in cash	23,841	15,050

Cash - beginning	42,434	27,384

Cash - ending	$66,275	$42,434

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW

(Debtor-in-Possession)

For the Years Ended October 31, 2006 and 2005

	2006	2005
Supplemental cash flow information:
Cash paid for interest	$36,891	$—

Non-cash investing and financing activities:
Interest expense converted to principal	$—	$22,000

Property and equipment acquired with note payable	$—	$10,294

Settlement of related party debt for equity	$—	$763,639

Reversal of interest on extinguishment of debt	$395,495	$—

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Innovative Designs, Inc., (the “Company”) was incorporated in Delaware on June 25, 2002 to provide unique recreational products that are made of INSULTEX, a material with buoyancy, scent block and thermal resistant properties, such as sleeping bags, floating swimwear products, hunting apparel, and stadium packs.

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

Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2006 and 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Allowance for Bad Debts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2006, accordingly, no allowance for doubtful accounts is provided. If amounts become uncollectible, they will be charged to operations when the determination is made.

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

Impairment of Long-Lived Assets - The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. There was no impairment of long-lived assets during 2006.

Income Taxes - The Company follows SFAS 109 “Accounting for Income Taxes” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Net Income (Loss) Per Common Share - The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company did not compute dilutive earnings per share because there is only one class of stock.

Stock-Based Compensation - The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, “Accounting for Stock Issued to Employees” (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Recent Pronouncements

In February 2006, effective September 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140”. FASB Statement No. 155 amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The FASB believes the issuance of Statement 155 provides for the following:

1.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

2.	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

3.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

4.	Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The provisions of Statement 155 nullify Derivatives Implementation Group (DIG) Issue C4, “Interest-Only and Principal-Only Strips,” and amends DIG Issues B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor,” and D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” A reference to Statement 155 will also be made in several other DIG issues even though the guidance in those DIG issues has not been nullified or partially nullified.

Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes the adoption of this pronouncement has no effect on the financial statements of the Company.

In March 2006, effective September 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140”.

The FASB has issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations:

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

a.	A transfer of the servicer’s financial assets that meets the requirements for sale accounting;

b.	A transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities; or

c.	An acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

Statement 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not issued financial statements. The Company believes the adoption of this pronouncement has no effect on the financial statements of the Company.

In September 2006, effective November 2007, the FASB issued SFAS No. 157, “Fair Value Measurements”.

FASB Statement No. 157, Fair Value Measurements, has been issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company believes the adoption of this pronouncement has no effect on the financial statements of the Company.

In June 2006, effective December 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”.

This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company believes the adoption of this pronouncement has no effect on the financial statements of the Company.

2.	PETITION FOR RELIEF UNDER CHAPTER 11

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As further discussed in Note 11, on November 15, 2006, the Honorable M. Bruce McCullough granted the Petition for Relief filed by Petitioning Creditors with the United States Bankruptcy Court for the Western District of Pennsylvania. The Company and its external legal counsel believe the granting of this petition to be in error. Given the nature of the proceeding, the Company’s legal counsel moved to convert the case to one under Chapter 11, which was granted.

Although the Company intends to continue its normal business operations during the pendency of the bankruptcy proceedings, the financial statements and notes to the financial statements have been prepared using the guidance of Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7)

Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-possession. These claims are reflected in the October 31, 2006, balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on various Company assets as well as the personal property of Joseph Riccelli, Chief Executive Officer.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

As of January 26, 2007, the Company has not filed its plan of reorganization with the United States Bankruptcy Court, nor has it determined its reorganization value. Consequently, the assets and liabilities are reflected in the October 31, 2006 financial statement, at historical cost with no adjustments being made to reflect estimated settlement amounts. The Company continues to pay its obligations, as they become due.

The Company’s ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing and emerge out of bankruptcy. The Company is currently pursuing financing for its operations and seeking to expand its operations. The Company and its legal Counsel have been and will continue to resolve its bankruptcy matter. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern or to emerge from bankruptcy.

3.	INVENTORIES

Inventories at October 31, 2006 consisted primarily of finished goods.

4.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

		2006
Equipment	7 yr.	$14,827
Furniture and fixtures	7 yr.	11,092
Leasehold improvements	5 yr.	4,806
Automobile	5 yr.	10,294

		41,019
Less accumulated depreciation		20,522

		$20,497

Depreciation expense for the years ended October 31, 2006 and 2005 was $6,993 and $9,923.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

5.	BORROWINGS

Borrowings at October 31, 2006 consisted of the following:

2006
Related Party Borrowings
Loan Payable - Related party; Riccelli Properties. Loan Payable is non-interest bearing with no payment terms.	$101,000
Note Payable - Related party; Bonnie Dake; there are no terms and is due upon demand.	5,000
Note Payable - Related party; Gregory P. Domian; there are no terms and is due upon demand.	5,000

Total Related Party Borrowings	$111,000

Other Borrowings
Note Payable - James Kearney; interest is flat rate of $8,000; principal and interest due and payable in full at any time after December 10, 2005.	$100,000
Loan payable - Citizens National Bank - due March 26, 2009; interest is 8% per annum; payable in monthly installments of $193.27.	4,558
Note Payable - Redevelopment Authority of Allegheny County; due June 2010; payable in monthly installments of $290. This is a non-interest bearing note.	13,023
Note Payable - U.S. Small Business Administration; due December 2035; payable in monthly installments of $1,186 including interest at 2.9% per annum.	424,037

Subtotal	$541,618

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

2006
Subtotal from page 55	$541,618
Loan Payable - Dean Kolocouris due on or before November 25, 2006; interest is 10%.	20,000
Loan Payable - Daryl Zaontz due on October 14, 2006; interest is 14% per annum.	30,000
Loan Payable - Enterprise Bank line of credit; interest is prime rate at 2.25%.	226,252
Total Other Borrowings	$817,870

Total Borrowings	$928,870
Less current portion of Related Party Borrowings	(111,000)
Less current portion of Other Borrowings	(391,412)

Total Long-Term Borrowings	$426,458

Maturities of debt for the next five years after October 2006 are as follows:

	Related Party	Other
Year Ending October 31,	Borrowings	Borrowings	Total
2007	$111,000	$391,412	$502,412
2008	—	15,622	15,622
2009	—	14,092	14,092
2010	—	13,129	13,129
2011 and thereafter	—	383,615	383,615

	$111,000	$817,870	$928,870

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

INNOVATIVE DESIGNS, INC.

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

This loan, including accrued interest, was paid in full during the fiscal year ended October 31, 2006.

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

In July 2005, the Company received a no interest loan with Redevelopment Authority of Allegheny County in the amount of $13,923. The Company qualified for a loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004. The loan is to be repaid over a forty-seven month period in equal payments of approximately $290, commencing July 1, 2006. The loan balance was $13,023 at October 31, 2006.

In July 2005, the Company was approved for a low interest promissory note from the U.S. Business Administration in the amount of $280,100. The Company qualified for the loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004. The note bears interest at an annual rate of 2.9%. Monthly

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

installment payments, including principal and interest, will be $1,186 beginning five months from the date of the promissory note. The note will be payable over 30 years. Certain guarantees of collateral were made by the Company’s Chief Executive Officer and shareholder, Joseph Riccelli to service the note. The Company is to use the loan proceeds to repair or replace the following: approximately $6,200 for machinery and equipment; approximately $80,100 for furniture and fixtures; approximately $148,700 for inventory; and approximately $45,100 for working capital. The Company has received the full amount of this loan at October 31, 2005. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note still bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, will increase to $1,820 due every month beginning February 13, 2006. All remaining principal and accrued interest are due and payable on July 13, 2035. The loan balance was $424,037 at October 31, 2006.

In September 2005, the Company entered into a 42 month loan payable with Citizens National Bank for $7,000 due March 2009. This loan was used to finance a pick-up truck purchased by the Company. The loan is payable in monthly installments of $193.27 including interest at 8.5% per annum. The loan balance was $4,558 on October 31, 2006.

In September 2005, the Company signed a new loan agreement with James Kearney for a note payable. This new agreement is for a prior note payable of $100,000, dated July 2004, in addition to accrued interest of $62,000. This note bears interest at a flat rate of $8,000. The principal of $100,000 and interest of $62,000 are payable in full at any time after December 10, 2005.

On May 18, 2006, the Company entered into a loan of credit agreement with Enterprise Bank for borrowing up to $900,000 with a rate of interest computed at Prime plus 2.25%. The terms of this agreement were modified on June 1, 2006 to reduce borrowings to a maximum of $300,000 with interest computed at prime rate plus 2.25%. Interest is calculated from the date of each advance until repayment of each advance. The payment of all borrowings and accrued interest is due on May 18, 2007. Borrowings as of October 31, 2006 were $226,252. This loan is collateralized with a First lien on all business assets of the Company business including, but not limited to, the licensing agreement to manufacture and distribute products containing INSULTEX insulation. Personal property of the Chief Executive Officer of the Company was also used as collateral.

In November 2006, the Company entered into a loan payable with Dean Kolocouris for $20,000. This loan was to be used to fund operations of the Company. This loan is to be paid back in full on or before November 25, 2006, including interest at 10% per annum.

In October 2006, the Company entered into a loan payable with Daryl Zaontz for $30,000. This loan was to be used to purchase inventory. The loan is to be paid back in full on or before October 14, 2007, including interest at 14% per annum.

6. EXCLUSIVE LICENSING AND MANUFACTURING AGREEMENT

On November 25, 2002, Innovative purchased a product license for $1,250,000 from RMF Global, a company solely owned by the Chief Executive Officer of the Company, Joseph Riccelli. The license was for 10 years and gave the Company the exclusive right to manufacture and market products using Eliotex, a trademark registered and utilized by RMF

INNOVATIVE DESIGN, INC.

NOTES TO FINANCIAL STATEMENTS

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

On April 26, 2006, the Company entered into an Exclusive License and Manufacturing Agreement (the “Agreement”) with the Ketut Group, with an effective date of April 1, 2006, whereby the Company acquired an exclusive license to develop, use, sell, manufacture and market products related to or utilizing INSULTEX™, Korean Patent Number, (0426429) or any Insultex Technology. At the behest of the Board of Directors, the Insultex trademark was chosen as the mark to identify the product utilized by Innovative since its inception, and was originally registered by Joseph Riccelli on February 17, 2005. The new trademark, intended to avoid confusion arising from the use of the old Eliotex trademark in association with a new, subsequent, different and separately-patented product, was assigned by Mr. Riccelli to Innovative on April 25, 2006, with that assignment to become effective upon final approval of the Statement of Use by the United States Patent and Trademark Office. The License was awarded by the Korean inventor, an individual who is part of the Ketut Group, and the manufacturer of INSULTEX™. The Company received an exclusive forty (40) year worldwide license with an initial term of ten (10) years and an option to renew the License for up to three (3) successive ten (10) year terms. Additionally, the Company was granted the exclusive rights to any current or future inventions, improvements, discoveries, patent applications and letters of patent which the Ketut Group controls or may control related to INSULTEX™. Furthermore, the Company has the right to grant sub-licenses to other

INNOVATIVE DESIGN, INC.

NOTES TO FINANCIAL STATEMENTS

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

7. CONCENTRATIONS

Earned revenues for the fiscal year ending October 31, 2006 includes earned revenue to three major customers. The major customers accounted for approximately 57% of total Company earned revenue for the fiscal year. Accounts receivable from these customers total 1% as of October 31, 2006.

Earned revenues for the fiscal year ending October 31, 2005 include earned revenue to one major customer. The major customer accounted for approximately 72% of total Company earned revenue for the fiscal year. Accounts receivable from this customer totaled 75% as of 2005.

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company. Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia.

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

9. INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2006	2005
Income tax provision at the federal statutory rate	34%	34%
Effect of operating losses	34%	34%

	—	—

The Company’s deferred tax asset is as follows:

	2006	2005
Deferred tax assets	$40,851	$65,009
Less: valuation allowance	(40,851)	(65,009)

Net deferred taxes
	$—	$—

The Company has a net operating loss of approximately $1,954,292 and $1,912,020 at October 31, 2006 and 2005, respectively, which can be carried forward through October 31, 2025. The principal difference between the net operating loss for book purposes and income tax purposes results from common shares issued for services aggregating of $91,500 and $3,657,580 at October 31, 2006 and 2005, respectively.

FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in enterprise’s financial statements in accordance with FASB Statement FASB No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe this will have an impact on the financial statements.

10. COMMITMENTS

The Company currently maintains two offices which are leased pursuant to an oral agreement on a month-to-month basis for approximately $3,300 per month. For the years ended October 31, 2006 and 2005, rent expense totaled approximately $39,600 for each year.

11. CONTINGENCIES AND UNCERTAINITIES

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

(4) an injunction prohibiting any further tortuous interference with the Company’s business and contractual relations; and

(5) an injunction prohibiting any further engaging in unfair competition.

Without answering or denying any of the Company’s allegations, Mr. Cattan sought to stay the District Court proceedings, pending an arbitration proceeding to determine the merits of the dispute among the parties. That Motion was granted by the Court. A subsequent Motion was filed by the Company, seeking to dismiss any claims the Court might find to be arbitrable, and lift the stay with respect to the remaining claims so that Mr. Cattan’s allegations may be subject to the scrutiny of a court of law. That Motion was denied by the Court.

The Company is of the strong opinion and belief, as is its counsel, that the District Court has erred in its interpretation of both the facts and the law in this case, and is in the process of taking an appeal of Judge Schwab’s Orders before the Third Circuit Court of Appeals of the United States District Court. The Company is confident of its position, and the likelihood of its success on the merits, and views the actions of Mr. Cattan as desperate delay tactics designed to enable him to attempt the perpetuation of a fraud upon both the Company and its customers and prospective customers.

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

This Case was administratively closed by presiding Judge Arthur J. Schwab immediately after entering a Judgment on behalf of Elio D. Cattan and Eliotex SRL on May 9, 2006 based upon a purported default judgment entered against IDI in Italy as discussed above. IDI intends to file a Motion to Open Administratively Closed Case in order to pursue the adjudication of the patent non-infringement, declaration of invalidity of patent and trademark non-infringement claims that were the principal focus on its suit, and which have yet to be adjudicated. The basis of this Motion is the receipt by IDI of an expert analysis of the U.S. patent owned by Elio D. Cattan. The analysis prepared for IDI indicates that the patent was obtained improperly, is a verbatim repetition of a prior patent and should not have been issued.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

IDI filed an appeal in the United States Court of Appeals for the Third Circuit at Appeal No. 06-2203 from the aforementioned Judgment, as well as from the Interlocutory Order of Judge Schwab binding IDI to the terms of an arbitration clause set forth in a contract that it did not sign, and which contract expired by its terms prior to the creation of IDI. IDI filed its Appellant’s Initial Brief and Appendix on January 26, 2007, and is confident that its appeal will be upheld by the Third Circuit.

Consequently, due to the case being administratively closed and the pending appeal in the United States Court of Appeals for the Third Circuit, the Company recorded a charge to its 2006 operations to reflect the recording of this contingent liability in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies,” issued March 1975. The Company does not believe that it will have to pay this award and has instructed its counsel to take all actions necessary and proper to protect the interests of both the Company, its shareholders and all other entities and individuals with which it conducts business.

During 2006, an Involuntary Chapter 7 Petition by petitioning Creditors Elio D. Cattan, Eliotex, SRL and Adriano Battistotti, Italian counsel for Cattan and Eliotex, SRL. The Petitioners asserted the aforementioned Judgment as the basis of their claim, and averred its non-payment by IDI. IDI responded with a Motion to Dismiss the Petition, averring that the Petitioners were not entitled to relief pursuant to the provisions of 11 U.S.C. § 303, in that the number of Petitioning Creditors was inadequate, all of the claims relate to the same Judgment, subject to appeal, and IDI is generally paying its debts when due (in fact IDI is current on all of its financial obligations, with the exception of the Judgment subject to pending appeal).

In response to the Motion to Dismiss, the Petitioning Creditors recruited three additional Petitioning Creditors, the members of the arbitration panel in Italy who purported to render the Italian arbitration award. Bankruptcy Judge M. Bruce McCullough dismissed IDI’s Motion to Dismiss, and directed IDI to answer the petition. On November 15, 2006, the Court granted the Petition for Relief, thereby placing IDI in bankruptcy. IDI’s counsel immediately thereafter made an oral motion for the Case to be converted to Chapter 11, which was granted. The Court further indicated that it would reserve the issue of sanctions against the Petitioning Creditors and an award of counsel fees to IDI for later proceedings. IDI thereafter filed a Motion for Reconsideration, which Motion is pending in the Bankruptcy Court.

IDI thereupon made Application for an Order Allowing the Use of Cash Collateral, which Order was granted by Judge McCullough on January 17, 2007. This Order permits IDI to maintain and continue all of its pre-Petition financing agreements with its principal lenders, Enterprise Bank and the Small Business Administration. As all actions against IDI are stayed by the bankruptcy filing, IDI is maintaining normal business operations during the pendency of the Case.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$12,241	$7,138	$41,330	$231,085	$291,794
(Loss) from operations	(220,422)	(78,466)	(66,243)	143,289	(221,842)

NET LOSS	(224,560)	884,684	(83,554)	(4,088,488)	(3,511,918)

Weighted average shares outstanding	17,667,073	18,470,740	16,882,552	16,901,193	18,028,022
Basic loss per share	(0.013)	(0.05)	(0.00)	(0.07)	(0.19)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$15,753	$16,512	$17,671	$262,550	$312,486
(Loss) from operations	(163,736)	(13,854)	(53,631)	133,898	(97,323)

NET LOSS	(165,736)	(15,854)	(44,293)	103,039	(122.844)

Weighted average shares outstanding	16,983,592	17,093,353	17,312,639	17,178,135	17,178,135
Basic loss per share	(0.01)	(0.001)	(0.00)	(0.01)	(0.01)