Form 10QSB
period 2007-01-31
INNOVATIVE DESIGNS INC
filed 2007-03-23
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ________.

Commission File Number: 333-103746

INNOVATIVE DESIGNS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	03-0465528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

223 North Main Street, Suite 1
Pittsburgh, Pennsylvania 15215
(Address of Principal Executive Offices, Zip Code)

(412) 799-0350
(Issuer’s Phone Number Including Area Code)

N/A
(Former Name or Former Address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of March 15, 2007, there were 16,901,193 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format:  YES [ ] NO [X]

Innovative Designs, Inc.

Index

Form 10-QSB for the Quarter Ended January 31, 2007

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
(Debtor-in-Possession)
January 31, 2007 (Unaudited) and October 31, 2006

ASSETS
	2007	2006

CURRENT ASSETS:
Cash	$71,505	$66,275
Accounts receivable	342,291	283,251
Inventory	694,772	727,210
Other assets	7,559	11,572
Total current assets	1,116,127	1,088,308

PROPERTY AND EQUIPMENT, NET	19,300	20,497
TOTAL ASSETS	$1,135,427	$1,108,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$6,881	$6,881
Current portion of notes payable	358,058	391,412
Accrued interest expense on debt not subject to compromise	62,200	62,200
Current liabilities not subject to compromise	427,139	460,493

Current liabilities subject to compromise:
Accounts payable - related party	28,220	28,220
Current portion of related party debt	111,000	111,000
Due to shareholders	51,500	41,500
Accrued expenses	5,538	4,925
Accrued liability related to arbitration award	4,176,000	4,176,000
Current liabilities subject to compromise	4,372,258	4,361,645
Total current liabilities	4,779,397	4,822,138

LONG-TERM LIABILITIES NOT SUBJECT TO COMPROMISE:
Long-term liabilities not subject to compromise:
Long-term portion of notes payable	422,939	426,458
Total long term liabilities not subject to compromise	422,939	426,458

TOTAL LIABILITIES	5,222,336	5,248,596

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 16,901,193 and 19,224,291 shares
issued and outstanding	1,691	1,691
Additional paid in capital	4,402,940	4,402,940
Accumulated deficit	(8,491,540)	(8,544,422)
Total stockholders' (deficit)	(4,086,909)	(4,139,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,135,427	$1,108,805

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
(Debtor-in-Possession)
(Unaudited)

	For the Three Months Ended
	January 31, 2007	January 31, 2006

REVENUE	$215,683	$12,241

OPERATING EXPENSES:
Cost of sales	85,908	5,141
Non-cash stock
compensation	-	168,000
Selling, general and
administrative expenses	69,694	59,522
	155,602	232,663

Income (loss) from operations	60,081	(220,422)

OTHER INCOME AND (EXPENSE):
Interest expense	(7,199)	(4,138)

Net income (loss)	$52,882	$(224,560)

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	16,906,030	17,687,073

Net income (loss) per share	.003	(.013)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Debtor-in-Possession)
January 31, 2007 (Unaudited) and October 31, 2006

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2005	19,224,291	$1,923	$4,813,676	$(5,032,704)	$(217,105)

Shares issued for services	625,000	63	259,688	-	259,751

Shares issued for cash	611,000	61	261,059	-	261,120

Shares returned for nonperformance of services	(1,650,000)	(165)	(168,035)	200	(168,000)

Reverse shares issued for extinguishment of note payable	(1,909,098)	(191)	(763,448)	-	(763,639)

Net loss	-	-	-	(3,511,918)	(3,511,918)

Balance at October 31, 2006	16,901,193	1,691	4,402,940	(8,544,422)	(4,139,791)

Net income	-	-	-	52,882	52,882

Balance at January 31, 2007	16,901,193	$1,691	$4,402,940	$(8,491,540)	$(4,086,909)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Debtor-in-Possession)
(Unaudited)

	For the Three Months Ended
	January 31, 2007	January 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$52,882	$(224,560)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Common stock issued for services	-	168,000
Depreciation and amortization	1,197	4,032
Changes in operating assets and liabilities:
Accounts receivable	(59,040)	43,767
Inventory	32,438	(31,271)
Accounts payable	-	(11,752)
Accrued expenses	613	5,340
Other assets	4,013	-
Net cash provided by (used in) operating activities	32,103	(46,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(36,873)	(2,372)
Payment on related party note	-	(10,000)
Payment on loan payable	-	(655)
Receipt of shareholder advances	10,000	-
Shareholder advances	-	29,000
Common stock issued for cash	-	25,620
Net cash (used in) provided by financing activities	(26,873)	41,593

Net increase (decrease) in cash	$5,230	$(4,851)

Cash - beginning of year	$66,275	$42,434
Cash - end of period	$71,505	$37,583

Supplemental cash flow information:

Cash paid for interest	$3,162	$138

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2007

1. BASIS OF PRESENTATION - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending October 31, 2007 or any future period.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three month period ended January 31, 2007 and 2006, the Company incurred a net income (loss) of $52,882 and ($224,560), respectively. Since the Company’s inception, they have incurred a net loss from operations of ($4,947,287). The Company has working capital of $693,001 and $15,935 and a stockholders’ (deficit) of ($4,082,896) and ($248,045) at January 31, 2007 and 2006, respectively.

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2007

Although the Company intends to continue its normal business operations during the pendency of the bankruptcy proceedings, the financial statements and notes to the financial statements have been prepared using the guidance of Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7).

Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-possession. These claims are reflected in the January 31, 2007 and October 31, 2006 balance sheets as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on various Company assets as well as the personal property of Joseph Riccelli, Chief Executive Officer.

As of March 8, 2007, the Company has not filed its plan of reorganization with the United States Bankruptcy Court, nor has it determined its reorganization value. Consequently, the assets and liabilities are reflected in the January 31, 2007 and October 31, 2006 financial statements, at historical cost with no adjustments being made to reflect estimated settlement amounts. The Company continues to pay its obligations, as they become due.

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

4. CONTINGENCIES AND UNCERTAINTIES

District Court Case No. 04-00593-AJS

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2007

IDI filed an appeal in the United States Court of Appeals for the Third Circuit at Appeal No. 06-2203 from the aforementioned Judgment, as well as from the Interlocutory Order of Judge Schwab binding IDI to the terms of an arbitration clause set forth in a contract that it did not sign, and which contract expired by its terms prior to the creation of IDI. IDI filed its Appellant’s Initial Brief and Appendix on January 26, 2007, and is confident that its appeal will be upheld by the Third Circuit. There has been no change in the status of this matter since January 26, 2007.

Bankruptcy Case No. 06-23921-MBM

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

IDI thereupon made Application for an Order Allowing the Use of Cash Collateral, which Order was granted by Judge McCullough on January 17, 2007. This Order permits IDI to maintain and continue all of its pre-Petition financing agreements with its principal lenders, Enterprise Bank and the Small Business Administration. As all actions against IDI are stayed by the bankruptcy filing, IDI is maintaining normal business operations during the pendency of the Case. There has been no change in the status of this matter since January 17, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes,” “expects,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities. and our overall business plan. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligations to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we or “our”) was formed on June 25, 2002. We market and sell clothing products such as sleeping bags, hunting apparel, and cold weather gear called “Artic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant proprieties. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

•	Formulating and developing our business plan;
•	Raising funding either through the sale of our common stock or through borrowing;
•	Developing our marketing plan;
•	Completing the development, design and prototypes of our products, and
•	Obtaining retail stores to offer and sell our products.

In November 2006, we were placed into involuntary Chapter 7 bankruptcy proceeding which was subsequently converted to a Chapter 11 proceeding.

Results of Operations

Comparison of the Three Months Ended January 31, 2007 with the Three Months Ended January 31, 2006

Revenues

The following table shows a comparison of the results of operations between the three months ended January 31, 2007 and three months ended January 31, 2006:

	Three Months Ended January 31, 2007	% of Sales	Three Months Ended January 31, 2006	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$215,683	100%	$12,241	100%	$203,442	1,662%

OPERATING EXPENSES
Cost of sales	85,908	39.8%	5,141	41.0%	80,767	1,571%
Non-stock compensation	-	-	168,000	1,372.4%	(168,000)	100%
Selling, general and administrative expenses	69,694	32.3%	59,522	486.3%	10,172	17.1%
	155,602	72.1%	232,663	1,900.7%	(77,061)	33.1%
Income (loss) from operations	60,081	27.9%	(220,422)	(1,800.7)%	280,503	127.2%

OTHER INCOME (EXPENSE)
Interest expense	(7,199)	(3.3%)	(4,138)	(33.8)%	3,061	74%
	(7,199)	(3.3%)	(4,138)	(33.8)%

Net income (loss)	$52,882	24.5%	$(224,560)	(1,834.4)%	$277,442	123.5%

The increase in sales revenue for the three months ended January 31, 2007 over the corresponding period ending January 31, 2006 is a result of the Company using more sales agents who were familiar with the industries that have a need for our Artic Armor line of products. A strong majority of our sales during the period were for this product line.

Because of the seasonal nature of our current product lines, Artic Armor and our hunting line, we do not expect the next quarter to show strong sales of these items.

Liquidity and Capital Resources

During the quarter ended January 31, 2007, we funded our operations with revenues from sales and loans from our Chief executive Officer. We will continue to fund operations from revenues and borrowings and the possible sale of securities. Our ability to obtain outside funding of either debt or equity is adversely affected by our status in bankruptcy.

ITEM 3. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of January 31, 2007 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer

31.2	Rule 13a - 14a Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: March 21, 2007	/s/ Joseph Riccelli
Joseph Ricelli, Chief Executive Officer

Date: March 21, 2007	/s/ Anthony Fonzi
Anthony Fonzi, Chief Financial Officer