Form 10KSB/A
period 2006-10-31
INNOVATIVE DESIGNS INC
filed 2007-04-30
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(X)        Annual report under section 13 or 15(d) of the Securities Act of 1934.
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

Transitional Small Business Disclosure Format:  Yes ____ No  X

PART I

The Form 10-KSB/A was amended in response to comments received from the staff of the SEC. The comments generally related to enhancing certain disclosures in the Form 10-KSB/A as well as to the financial statements and related notes.

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

RMF Global, Inc. was incorporated on April 1, 1999 in the State of Pennsylvania and was owned and controlled solely by our Chief Executive Officer, Joseph Riccelli. On March 2, 2003, RMF Global entered into a written license agreement with Ko-Myung Kim for the exclusive distribution rights to INSULTEX in the United States, Canada, Mexico, India, the United Kingdom and Turkey. In 2006, this licensing agreement was terminated with RMF Global. A new licensing agreement was signed and put into place between Ko-Myung Kim and Innovative Designs, Inc. RMF Global was dissolved and no longer exists as a business. Mr. Kim owns the patent to the process to make the INSULTEX material. On November 25, 2002, we entered into a written sublicense agreement with RMF Global for the exclusive rights to produce and distribute three products made with INSULTEX, which RMF Global developed, and to use INSULTEX in products that we develop. We plan to market our products containing INSULTEX, three of which were developed by RMF Global under the label "i.d.i.gear".

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

We currently have no distribution rights, exclusive or otherwise, to be a distributor of INSULTEX; however, Innovative Designs, Inc., does have exclusive distribution rights to distribute INSULTEX in the United States, Canada, Mexico, Indonesia, the United Kingdom and Turkey, in accordance with the 2006 written license agreement with Mr. Kim which is described in more detail on pages 4. As such, we purchase INSULTEX to be used in the manufacturing of our products. Similarly, other companies are free to purchase INSULTEX from Innovative Designs, Inc. assuming that it is a company within the distribution jurisdiction that Innovative Designs, Inc. covers. Innovative Designs, Inc. is the supplier/distributor of the raw material "INSULTEX”.

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

•
Hunting Apparel Line: Our hunting apparel provides almost total block from odors provided by the INSULTEX material. The Hunting Apparel Line is being endorsed by Bill Maas, former all pro National Football League football player and Fox Sports Analyst. We have also added Mr. Tom Nelson, “The American Archer” to our pro staff and have introduced the new “American Archer” - Tom Nelson Hunting Line for 2007. Tom is seen on the Outdoor Channel and is recognized as one of the premier archers in the industry.

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
Arctic Armor Line

Our Arctic Armor line products are intended for use by the following consumer groups that are in the Company’s target market for these products:

• Ice fisherman
• Snowmobilers
• Utility workers
• Oil/gas pipeline workers.

Website and Retailers

We sell both wholesale and retail products on our website. Our website, located at www.idigear.com, became operational in October 2002 and contains information on our products, technical information on INSULTEX insulation, e-commerce capabilities with "shopping cart", wholesaler information and order forms, company contact information, and links to retailers that carry our products. We have obtained the services of BA Web Productions who assists us in designing and continually developing our website. Our website features a "wholesaler only" area, allowing our wholesalers access to information, ordering, and recalls.

The web site is hosted by Nidhog Hosting. The secure payment gateway provider for our online e-commerce is SkipJack Financial Services.

The following retailers, distributors and companies purchase our products at wholesale prices which they plan to sell at their retail prices, or use within their industry:

Accuracy Plus	Peterborough	Ontario
American Outdoor Sports	Farmingdale	New York
Archery Headquarters	Rochester	Minnesota
Archery Shop Ohio	Minster	Ohio
Archery Shop WV	Summersville	West Virginia
Arrowsmith's	Lake Geneva	Wisconsin
Back Country Sports	Red Deer	Alberta
Bailey's	Various locations	Various locations
Bashaw Sports Centre	Bashaw	Alberta
Battle River	Stetler	Alberta
Bay Archery	Essexville	Michigan
Bogensport	Hochschwarzwald	Germany
Boutique Aventure Plein Air Inc. - Peche	Ste. Anne Des Monts	Quebec
Bowhuntingstore.com	Plano	Texas
Bowman - Peche	Bowman	Quebec
Canfield Sports	Omaha	Nebraska
Catafan	Sylvan Lake	Alberta
Centre D'Outillage AML Inc. - Peche	Senneterre	Quebec
Coureur Des Bois Mont Laurier - Peche	Mont Laurier	Quebec
Courtney Archery	Quakertown	Pennsylvania
D & D Sports	Various locations	Various locations
Delta Sports Center	Delta	Utah
Depanneur Du Boul. - Peche	L.S. Quevillon	Quebec
Depanneur L. Gauvin - Peche	La Tuque	Quebec
DHD Sports	Minot	North Dakota
Dick's Sporting Goods	Various locations	Various locations
DNW	Jonesboro	Arkansas
Draves	Effingham	Illinois
Dunham's	Various locations	Various locations
Dunkelberger's	Stroudsburg	Pennsylvania
East Side Sports Inc. - Peche	Edmundston	Quebec
Efingers	Boundbrook	New Jersey
Endzone	Norton	Kansas
Erie Sports Store	Erie	Pennsylvania
Felmax - Peche	Gracefield	Quebec
Ferlac Inc. - Peche	St. Felicien	Quebec
Fish 307	Lake George	New York
Fox Ridge Outfitters	Rochester	New Hampshire
Frank's Great Outdoors	Linwood	Michigan
Gilles Flibotte Sport 1983 Inc. - Peche	St. Hyacinthe	Quebec
Glace Carnaval	Val D' Or	Quebec
Goschinskis	Ashland	Ohio
Grand Outdoors	Grove	Oklahoma
Grunst	Rhinelander	Wisconsin
Hick's Outdoors	Clio	Michigan
Hilltop Sports	Greenville	Michigan
Holliday True Value	Montello	Wisconsin

Hunter's Choice	Conway	Arkansas
Hunter's Gallery	Hamlin	Pennsylvania
J.L. L'Heureux & Fils Inc. - Peche	Forestville	Quebec
Jack's Sport Shop	Kalkaska	Michigan
Jay's Sporting Goods	Clare	Michigan
Jo Hubert - Peche	Maniwaki	Quebec
KD Outdoors	Waterford	Michigan
Keystone Country Store	Ft. Loudon	Pennsylvania
Kittery	Kittery	Maine
KTL	Mississauga	Ontario
La Boutique De l'Archer Enr. - Peche	Riviere-Du-Loup	Quebec
La Cible - Peche	St. Barbe	Quebec
Le Centre Du Travailleur Plus - Peche	Amos	Quebec
Le Coureur Des Bois Enr. - Peche	L'Annonciation	Quebec
Legends of Fall Outfitters	Tully	New York
LL Cote	Errol	New Hampshire
M & M Sportshop	New Lisbon	Wisconsin
Mahoney's	Johnson City	Tennessee
Mel's	Rhinelander	Wisconsin
Michel Maheu Sport Inc. - Peche	Victoriaville	Quebec
Midwestern Shooters	Lomira	Wisconsin
Mike's Archery	St. Cloud	Minnesota
Miller's Gun Shop	Mill Hall	Pennsylvania
Mossy Point	Fort Smith	Arkansas
Nord Select - Peche	Matagami	Quebec
Pacific Gas & Oil	Auburn	California
Pat's Archery	Okmulgee	Oklahoma
Peche Plus - Peche	Val-D'Or	Quebec
Performance Chasse & Peche Inc. - Peche	Repentigny	Quebec
PM Bearpaw	Rice Lake	Wisconsin
Propac Des 7 Rivieres Enr. - Peche	Port Cartier	Quebec
Propac Rive Sud - Peche	Ste. Catherine	Quebec
Propac Sorel-Tracy - Peche	Sorel-Tracy	Quebec
Propac Terrebonne - Peche	Terrebonne	Quebec
Ramakko's	Sudbury	Ontario
Reddings Hardware	Gettysburg	Pennsylvania
Renald Gosselin - Peche	Nantes	Quebec
Renaud Richards Sport Enr. - Peche	Thetford Mines	Quebec
Richland Shooter's Supply	Richland	Pennsylvania
Robfam - Peche	Ville Marie	Quebec
Royaume Des Sport - Peche	Lac Des Ecorse	Quebec
Rt. 66 Sporting Goods	Shippenville	Pennsylvania
Scott's Inc.	Jay	Florida
Shyda's	Lebanon	Pennsylvania
Sierra Trading Post	Cheyenne	Wyoming
Skip's Sport Shop	Grayling	Michigan
Smith's Sports Store	St. Mary's	Pennsylvania
Sports Center	Natchez	Mississippi
Sportsman's Warehouse	Various locations	Various locations
Stoney Creek	Whitecourt	Alberta
Stoney Rapids	Saskatoon	Saskatchewan
Straight Arrow	Oneida	New York

Surplus Du Nord - Peche	Lasarre	Quebec
Tackle Shack	Grand Prairie	Alberta
Tad's	Monticello	Arkansas
The Pitt Stop	Pittsburgh	Pennsylvania
Tri-State Outdoors	St. Francis	Kansas
Veritas	Calgary	Alberta
Villemure Chasse & Peche Inc. - Peche	Grand Mere	Quebec
W.E. Sell	Hanover	Pennsylvania
Walleyedan	Lake Shore	Minnesota
White Oak	Opp	Alabama
White Sands	White Sands	New Mexico
Whitetail Ridge	Debolt	Alberta
Woodlands World	Uniontown	Pennsylvania

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

Arctic Armor Line

We plan to distribute the Arctic Armor Line to retailers and distributors across the United States and Canada. These products will also be sold to utility companies (i.e. - oil/gas pipeline workers).

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

On February 17, 2005, our CEO, Joseph Riccelli, applied for registration of the mark "INSULTEX" with the United States Patent and Trademark Office.

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

United States Customs Service

We are required to pay a 9% importation duty to the United States Customs Service on all finished goods, based upon our completed Stadium Pack and jacket products, all containing "INSULTEX", which are sub-manufactured by PT Lidya and Natalia and then imported into the United States. Innovative Designs, Inc. is required to pay a 6.5% importation duty to the United States Customs Service for the importation of INSULTEX, regarding its importation of INSULTEX from South Korea or Indonesia from Mr. Kim, in accordance with Innovative Design’s agreement with Mr. Kim. Innovative Designs imports INSULTEX from South Korea because this is the location of his manufacturing facilities for INSULTEX. Innovative Designs imports INSULTEX from Indonesia because Mr. Kim has additional warehousing facilities to store INSULTEX in Indonesia

United States Department of Labor's Occupational Safety and Health Administration

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

Some of our biggest competitors in the floating swimwear market are:

•	www.floatingswimwear.com;
•	www.maui.net/-welck; and
•	www.hotshop.at/enlisch/swimc.
•	Welck-em Floats located in Lahaina, Hawaii;
•	Aqua Leisure Industries located in Avon, Massachusetts; and
•	Swim Coach websites located in the United Kingdom.

Some of our biggest competitors in the sleeping bag market are:

•	North Face located in San Leandro, California or www.thenorthface.com;
•	Slumberjack located in Saint Louis, Missouri or www.slumberjack.com;
•	Sierra Designs located in Emeryville, California;
•	Kelly Pack, Inc. located in Boulder, Colorado; and
•	Marmot Mountain, Ltd. located in Santa Rosa, California.

Some of our biggest competitors in our stadium pack market are:

•	North Face located in San Leandro, California or ;
•	Slumberjack located in Saint Louis, Missouri or
•	Sierra Designs located in Emeryville, California;
•	Kelly Pack, Inc. located in Boulder, Colorado; and
•	Marmot Mountain, Ltd. located in Santa Rosa, California.

Some of our biggest competitors in our windshirts market are:

•	www.zerorestriction.com;
•	www.innerharborshirts.com; and
•	www.cutterbuckapparel.com.

Some of our biggest competitors in our jacket markets are:

•	www.zerorestriction.com;
•	cutterbuckapparel.com; and
•	North Face located in San Leandro, California or www.thenorthface.com.

Some of our biggest competitors in the hunting apparel line are:

•	Russell Athletics
•	Scentlock
•	Various big-box private labels

Some of our biggest competitors in the Arctic Armor™ line are:

•	Ice Clam Corporation
•	Vexilar
•	Mustang Survival

We plan to compete in the following ways:

A. Emphasize the Advantages of our Products Sleeping Bag Products

We plan to emphasize the following characteristics of our sleeping bag products:

•	inherent buoyancy of INSULTEX;
•	low weight;
•	compactness;
•	water repellency;
•	thermal insulation properties which makes a thinner, more compact, and warmer sleeping bag than some of our competitors; and
•	having these multiple advantages.

Floating Swimwear Products

We plan to emphasize the following characteristics of our swimeez swimsuit product:

•	inherent buoyancy of INSULTEX which is sewn into our swimsuit and results in a less obtrusive swimming experience while still retaining buoyancy in comparison to some of our competitors; and
•	low weight.

Stadium Pillow Products

We plan to emphasize the following advantages of our Stadium Pack product:

•	Our Stadium Pack product has multiple uses by acting as a stadium seat cushion or pillow, thermal rain parka, sleeping bag, flotation raft and double comforter; and
•	Our Stadium Pack product has the advantages of low weight, compactness, water repellency, and thermal insulation properties.

Windshirts and Jackets

We plan to emphasize the following advantages of our windshirt and jacket products:

•	low weight;
•	compactness;
•	water repellency;
•	thermal insulation properties which makes a thinner, more compact product than some of our competitors; and
•	having these multiple advantages.

Hunting and Fishing Line

We plan to emphasize the following characteristics and advantages of our hunting and fishing line products:

•	low weight;
•	compactness;
•	water proof;
•	thermal insulation properties which makes a thinner more compact and warmer garment or accessory than some of our competitors;
•	competitive wholesale and retail prices; and
•	introduction of a new proprietary technical insulation, i.e. "INSULTEX", to the hunting industry that has fewer such technical insulations in use by that industry; and
•	scent barrier.

Arctic Armor Line

We plan to emphasize the following characteristics and advantages of our Arctic Armor line products:

•	Low weight
•	Waterproof
•	Windproof
•	Sub-Zero Protection
•	Buoyancy

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

The only "raw product" we store on a continual basis is "INSULTEX" which is stored in our warehouse. Our warehouse space is sufficient for our storage of INSULTEX. For the other raw materials that are below 1000 piece goods, we have the materials shipped directly to the sub-manufacturer. For production runs in excess of 1000 piece goods, we arrange for the raw materials to be shipped to our warehouse facility, which is sufficient for that use. Thereafter, we distribute to the sub-manufacturer the quantity needed for each production run and we store the remaining quantity. Payment typically will be due on an average of 30 to 60 days after receipt of the raw materials by our sub-manufacturer or our warehouse facility. Our Indonesia based manufacturer, PT Lidya and Natalia, has sole discretion in the sourcing and ordering of raw materials for their production runs, the costs of which we reimburse PT Lidya and Natalia.

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

In response, the Company caused to be filed a Declaratory Judgment Action in the United States District Court for the Western District of Pennsylvania at Case No. Cv04-0593 on April 20, 2004. In said Action, in which the Company was joined by RMF Global, Inc., the Company seeks:

(1)	a declaration that it did not infringe on U.S. Patent No. 6,083,999;
(2)	a declaration that said patent is invalid and unenforceable;
(3)	a declaration that the plaintiffs have not infringed on the INSULTEX trademark;
(4)	an injunction prohibiting any further tortuous interference with the Company's business and contractual relations;
(5)	an injunction prohibiting any further engaging in unfair competition; and
(6)	RMF Global uses new and improved INSULTEX. The new INSULTEX holds a Korean Patent No. 04 26429.

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

Securities Authorized for Issuance under Equity Compensation Plans.

	EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	$400,000	$0.42 (2)	$180,000	(1)

(1)	The Company has issued an additional 317,000 shares of its stock to various consultants in exchange for past and future services. The weight average price per share was $0.2818.

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

Short Term: We funded our operations with revenues from sales and loans from our Chief Executive Officer. Our ability to obtain outside funding of either debt or equity was adversely affected by our status in bankruptcy. Further, the bankruptcy status has resulted in customers reducing their sales activity or ceasing to do business with us or all together. The loss of this revenue had an adverse impact on the Company’s short term liquidity. The financial institution has restricted the amounts we can borrow on our lines of credit and they will not increase our borrowing capacity on the lines of credit. The Company continues to pay its creditors when payments are due and has been successful in expanding its sales base into the oil and gas industry.

Long Term: The Company will continue to fund operations from revenues, borrowings and the possible sale of its securities. The Company is currently pursing financing to fund its long-term liquidity needs.

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

None of our directors hold directorships in any Securities and Exchange Commission reporting companies. Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	56	Chief Executive Officer/Chairman	1 year
Dean P. Kolocouris	34	Director	1 year
Robert D. Monsour	52	Director	1 year
Anthony Fonzi	58	Chief Financial Officer/Director	1 year
Joseph A. Riccelli	25	Vice President	Not Applicable

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

ITEM 11. EXECUTIVE COMPENSATION

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Chart

		Annual Compensation			Long-Term Compensation
Name and Position	Year	Sales ($)	Bonus ($)	Other ($)	Restricted ($)	Stock Options ($)	Awards ($)

Joseph Riccelli	2005	-	-	-	-	-	-
Chief Executive
Officer Chairman

Joseph Riccelli	2006	-	-	-	-	-	-
Chief Executive
Officer Chairman

Joseph A. Riccelli	2005	-	-	-	-	-	-
Vice President

Joseph A. Riccelli	2006	-	-	-	-	-	-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership as of January 25, 2007 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers, our directors as a group, or related party shareholders.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security Ownership of Management

Title of Class	Name and Address	Amount	Nature	Percent

Common Stock	Joseph Riccelli	10,100,000	Direct	59.76%
	Chief Executive Officer
	Chairman of the Board of Directors (1)	1,000,000	Indirect	5.71%
	142 Loire Valley Drive
	Pittsburgh, PA 15209

Common Stock	Robert D. Monsour	40,500	Direct	0.24%
	Director
	6131 Saltzburg Road
	Murrysville, PA 15668

Common Stock	Dean P. Kolocouris	27,000	Direct	0.16%
	Director
	120 Timberglen Drive
	Imperial, PA 15126

Common Stock	Anthony Fonzi	20,000	Direct	0.12%
	Director/Chief Financial Officer
	2912 Bryer-Ridge Ct.
	Export, PA 15632

Common Stock	Gregory P. Domian
	Vice President of Sales
	1929 Main Street
	Pittsburgh, PA 15215	10,000	Direct	0.06%

Common Stock	Joseph A. Riccelli Trust (1)	250,000	Direct	1.48%
	Vice President
	223 N. Main Street
	Apartment 6
	Pittsburgh, PA 15215
Total		11,447,500		66.25%

(1)	represents 750,000 shares of common stock held in the Gino Riccelli Trust and 250,000 shares of common stock held in the Joseph A. Riccelli Trust. Mr. Joseph Riccelli is the trustee of both trusts.

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

Our officers and directors have the following conflicts of interests:

•
We lease our executive offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli, for which we pay $700 per month. RMF Global shares our executive offices rent-free; and

•
Our officers, directors and key consultants have the following family relationships: (a) Joseph Riccelli, our Chief Executive Officer/Chairman of the Board, is the father of Joseph A. Riccelli, Vice President and is the son of our Chief Executive Officer, Joseph Riccelli.

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

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: April 30, 2007	By: /s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2007	By: /s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer
Chairman of the Board of Directors

Date: April 30, 2007	By /s/ Anthony Fonzi
Anthony Fonzi
Chief Financial Officer,
Principle Accounting Officer,
and Director

Date: April 30, 2007	By: /s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: April 30, 2007	By: /s/ Robert D. Monsour
Robert D. Monsour
Director

Date: April 30, 2007	By: /s/ Daniel Rains
Daniel Rains
Director

PART F/S

INNOVATIVE DESIGNS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT
October 31, 2006 and 2005

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
Innovative Designs, Inc.
Sharpsburg, Pennsylvania

We have audited the accompanying balance sheets of Innovative Designs, Inc. as of October 31, 2006 and the related statements of operations, stockholders' deficit, and cash flows for the years October 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Form 10-KSB has been amended to reflect the classification of certain expense items from extraordinary to other income and expense or to selling general and administrative expenses.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholders’ deficiencies. Further during 2006, the Company was involuntarily petitioned into bankruptcy in the United States Bankruptcy Code for the Western District of Pennsylvania. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainies.

/s/ Louis Plung & Company, LLP

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania
January 26, 2007

ASSETS

2006

CURRENT ASSETS:
Cash	$66,275
Accounts receivable	283,251
Inventory	727,210
Other assets	11,572
Total current assets	1,088,308

PROPERTY AND EQUIPMENT, NET	20,497

TOTAL ASSETS	$1,108,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$6,881
Current portion of notes payable	391,412
Accrued interest expense on debt not subject to compromise	62,200
Current liabilities not subject to compromise	460,493

Current liabilities subject to compromise:
Accounts payable - related party	28,220
Current portion of related party debt	111,000
Due to shareholders	41,500
Accrued expenses	4,925
Accrued liability related to arbitration award	4,176,000
Current liabilities subject to compromise	4,361,645
Total current liabilities	4,822,138

LONG-TERM LIABILITIES NOT SUBJECT TO COMPROMISE:
Long-term liabilities not subject to compromise:
Long-term portion of notes payable	426,458
Total long term liabilities not subject to compromise	426,458

TOTAL LIABILITIES	5,248,596

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 16,901,193 and 19,224,291 shares
issued and outstanding, respectively	1,691
Additional paid in capital	4,402,940
Accumulated deficit	(8,544,422)
Total stockholders' (deficit)	(4,139,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,108,805

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

BALANCE SHEET
(Debtor-in-Possession)
October 31, 2006

	2006	2005

REVENUE	$291,794	$312,486

OPERATING EXPENSES:
Cost of sales	127,350	29,226
Selling, general and
administrative expenses	386,286	380,583
Arbitration award	4,176,000	-
	4,689,636	409,809

Loss from operations	(4,397,842)	(97,323)

OTHER INCOME AND (EXPENSE):
Grant revenue	-	11,138
Reversal of interest on related party debt	395,495	-
Interest expense	(77,715)	(31,659)
Gain on forgiveness of debt	568,144	-
Other expense	-	(5,000)
	885,924	(25,521)

Net loss	$(3,511,918)	$(122,844)

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	18,028,022	17,178,135

Net income (loss)	(.19)	(0.01)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
(Debtor-in-Possession)
For the Years Ended October 31, 2006 and 2005

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2004	16,903,625	$1,691	$3,948,259	$(4,909,860)	$(959,910)

Shares issued for services	317,000	32	122,118	-	122,150

Shares issued for cash	77,568	7	11,953	-	11,960

Shares returned for nonperformance	(33,000)	(3)	(39,597)	-	(39,600)

Shares issued for settlement of portion of note payable- related party	1,909,098	191	763,448	-	763,639

Shares issued for loan fee	50,000	5	7,495		7,500

Net loss	-	-	-	(122,844)	(122,844)

Balance at October 31, 2005	19,224,291	1,923	4,813,676	(5,032,704)	(217,105)

Shares issued for services	625,000	63	259,688	-	259,751

Shares issued for cash	611,000	61	261,059	-	261,120

Shares returned for nonperformance of services	(1,650,000)	(165)	(168,035)	200	(168,000)

Reverse shares issued for extinguishment of note payable	(1,909,098)	(191)	(763,448)	-	(763,639)

Net income	-	-	-	(3,511,918)	(3,511,918)

Balance at October 31, 2006	16,901,193	$1,691	$4,402,940	$(8,544,422)	$(4,139,791)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Debtor-in-Possession)
For the Years Ended October 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,511,918)	$(122,844)
Adjustments to reconcile net loss to cash
(used in) operating activities:
Common stock returned for noncompliance services	(168,200)	(39,600)
Common stock issued for services	259,688	122,150
Depreciation and amortization	11,229	15,548
Extinguishment of related party debt	(568,144)	-
Interest reversed on related party note	(395,495)	-
Interest added to note payable	-	22,000
Other receivables	-	5,000
Changes in operating assets and liabilities:
Accounts receivable	(12,451)	(240,383)
Inventory	(410,504)	(30,396)
Deposits	47,000	(47,000)
Prepaid commissions	(6,381)	-
Deferred financing	(7,558)	-
Accounts payable	(48,563)	(83,130)
Accounts payable - related party	-	28,219
Accrued expenses	3,009	(11,680)
Accrued interest on notes payable	39,879	8,321
Accrued liability related to arbitration award	4,176,000	-
Net cash (used in) operating activities	(592,409)	(373,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(11,294)
Net cash (used in) investing activities	-	(11,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(20,681)	(10,344)
Payment on related party note	(93,000)	(15,000)
Payment of bank line of credit	(27,188)	-
Payment of shareholder advances	(43,000)	(5,500)
Receipt of shareholder advances	44,000	-
Common stock issued for cash	261,059	11,960
Proceeds from bank line of credit	253,440	-
Proceeds from loan payable to related party	30,000	58,000
Proceeds from notes payable	211,620	361,023
Net cash provided by financing activities	616,250	400,139

Net increase in cash	23,841	15,050

Cash - beginning	42,434	27,384
Cash - ending	$66,275	$42,434

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Debtor-in-Possession)
For the Years Ended October 31, 2006 and 2005

	2006	2005

Supplemental cash flow information:

Cash paid for interest	$36,891	$-

Non-cash investing and financing activities:

Interest expense converted to principal	$-	$22,000
Property and equipment acquired with note payable	$-	$10,294
Settlement of related party debt for equity	$-	$763,639
Reversal of interest on extinguishment of debt	$395,495	$-

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

The provisions of Statement 155 nullify Derivatives Implementation Group (DIG) Issue C4, "Interest-Only and Principal-Only Strips," and amends DIG Issues B39, "Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor," and D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." A reference to Statement 155 will also be made in several other DIG issues even though the guidance in those DIG issues has not been nullified or partially nullified.

Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes the adoption of this pronouncement has no effect on the financial statements of the Company.

In March 2006, effective September 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140”.

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

Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not issued financial statements. The Company believes the adoption of this pronouncement has no effect on the financial statements of the Company.

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

In June 2006, effective December 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”.

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

5. BORROWINGS

Borrowings at October 31, 2006 consisted of the following:

Related Party Borrowings	2006

Loan Payable - Related party; Riccelli Properties. Loan Payable is non-interest bearing with no payment terms.	$101,000

Note Payable - Related party; Bonnie Dake; there are no terms and is due upon demand.	5,000

Note Payable - Related party; Gregory P. Domian; there are no terms and is due upon demand.	5,000

Total Related Party Borrowings	$111,000

Other Borrowings

Note Payable - James Kearney; interest is flat rate of $8,000; principal and interest due and payable in full at any time after December 10, 2005.	$100,000

Loan payable - Citizens National Bank - due March 26, 2009; interest is 8% per annum; payable in monthly installments of $193.27.	4,558

Note Payable - Redevelopment Authority of Allegheny County; due June 2010; payable in monthly installments of $290. This is a non-interest bearing note.	13,023

Note Payable - U.S. Small Business Administration; due December 2035; payable in monthly installments of $1,186 including interest at 2.9% per annum.	424,037

Subtotal	$541,618

2006

Subtotal from page 52	$541,618

Loan Payable - Dean Kolocouris due on or before November 25, 2006; interest is 10%.	20,000

Loan Payable - Daryl Zaontz due on October 14, 2006; interest is 14% per annum.	30,000

Loan Payable - Enterprise Bank line of credit; interest is prime rate at 2.25%.	226,252

Total Other Borrowings	$817,870

Total Borrowings	$928,870

Less current portion of Related
Party Borrowings	(111,000)

Less current portion of Other Borrowings	(391,412)

Total Long-Term Borrowings	$426,458

Maturities of debt for the next five years after October 2006 are as follows:

	Related Party	Other
Year Ending October 31,	Borrowings	Borrowings	Total

2007	$111,000	$391,412	$502,412
2008	-	15,622	15,622
2009	-	14,092	14,092
2010	-	13,129	13,129
2011 and thereafter	-	383,615	383,615

	$111,000	$817,870	$928,870

In April 2005, the Company entered into discussions with David W. Lampl, Esq. (“Lampl”), a related party shareholder, regarding the terms of a potential loan from Lampl to the Company. Lampl disclosed the potential conflict of interest to the Company and followed the Pennsylvania Rules of Professional Conduct with regard to conflict of interest matters. Joseph Riccelli, the Company’s Chief Executive Officer, executed, on behalf of the Company, a letter dated April 19, 2005, which outlined the terms of the loan. Mr. Ricelli also executed a Disclosure Statement stating that he understood the terms of the loan and consented to Lampl’s role as both counselor to the Company and as payee of the loan. On April 28, 2005, the Company entered into a Secured Term Promissory Note (the “Note”) with Lampl, whereby Lampl loaned and the Company agreed to pay Lampl the principal amount

- -

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

INNOVATIVE DESIGNS, INC.

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

INNOVATIVE DESIGNS, INC.

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

7. EQUITY COMPENSATION PLAN

The Company’s Equity Compensation Plan (the “Plan”), which is shareholder-approved, permits the Company to grant options and shares to employees for services based on the fair value of the equity instruments issued and to non-employees based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

A summary of the Equity Compensation Plan as of October 31, 2006, 2005 and 2004 is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Plan
Outstanding balance at beginning of year	180,000	$.42	180,000	$.42	180,000	$1.70
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding balance at end of year	180,000	$.42	180,000	$.42	180,000	$1.70

The weighted average exercise price was based on the market value of the shares on or about the date services were performed. The market value of the price per share ranged from $2.00 to .015 per share over the period of time in which the various services were performed.

All stock that has been issued by the Company out of the Equity Compensation Plan was for the exchange of professional services. No shares were sold for cash.

During 2006 through 2005, the Company has issued an additional 317,000 shares of its stock, that were not part of the Equity Compensation Plan, to various consultants in exchange for past and future services. The weighted average price per share was $0.28.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

8. CONCENTRATIONS

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

9. GRANT INCOME

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2006	2005

Income tax provision at
the federal statutory rate	34%	34%
Effect of operating losses	34%	34%

	-	-

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

The Company's deferred tax asset is as follows:

	2006	2005

Deferred tax assets	$40,851	$65,009
Less: valuation allowance	(40,851)	(65,009)

Net deferred taxes	$-	$-

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

12.	CONTINGENCIES AND UNCERTAINITIES

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$12,241	$7,138	$41,330	$231,085	$291,794
(Loss) from operations	(220,422)	(78,466)	(66,243)	143,289	(221,842)
NET LOSS	(224,560)	884,684	(83,554)	(4,088,488)	(3,511,918)
Weighted average shares outstanding	17,667,073	18,470,740	16,882,552	16,901,193	18,028,022
Basic loss per share	(0.013)	(0.05)	(0.00)	(0.07)	(0.19)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$15,753	$16,512	$17,671	$262,550	$312,486
(Loss) from operations	(163,736)	(13,854)	(53,631)	133,898	(97,323)
NET LOSS	(165,736)	(15,854)	44,293)	103,039	(122,844)
Weighted average shares outstanding	16,983,592	17,093,353	17,312,639	17,178,135	17,178,135
Basic loss per share	(0.01)	(0.001)	(0.00)	(0.01)	(0.01)