Form 10-Q/A
period 2007-01-31
INNOVATIVE DESIGNS INC
filed 2007-04-30
CIK 1190370

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

YES  [X] NO [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]
.
As of March 15, 2007, there were 16,901,193 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format:  YES [ ] NO [X]

Innovative Designs, Inc.

Index

Form 10-QSB for the Quarter Ended January 31, 2007

	Part I -- Financial Information	Page No.

Item 1.	Condensed Financial Statements (unaudited)

	Condensed Balance Sheets at January 31, 2007 and October 31, 2006	1

	Condensed Statements of Operations for the Three Months Ended
	January 31, 2007 and 2006	2

	Condensed Statement of Changes in Stockholders’ Deficit at
	January 31, 2007 and October 31, 2006	3

	Condensed Statements of Cash Flows for the Three Months
	Ended January 31, 2007 and 2006	4

	Notes to Condensed Financial Statements	5 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8 - 10

Item 3.	Controls and Procedures	10

	Part II -- Other Information

Item 6.	Exhibits	11

PART I - FINANCIAL INFORMATION

The Form 10-QSB/A was amended in response to comments received from the staff of the SEC. The comments generally related to enhancing certain disclosures in the Form 10-QSB/A as well as to the financial statements and related notes.

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

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
(Debtor-in-Possession)
(Unaudited)

	For the Three Months Ended
	January 31, 2007	January 31, 2006

REVENUE	$215,683	$12,241

OPERATING EXPENSES:
Cost of sales	85,908	5,141
Selling, general and
administrative expenses	69,694	227,522
	155,602	232,663

Income (loss) from operations	60,081	(220,422)

OTHER INCOME AND (EXPENSE):
Interest expense	(7,199)	(4,138)

Net income (loss)	$52,882	$(224,560)

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	16,906,030	17,687,073

Net income (loss) per share	.003	(.013)

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

2. ADOPTION OF SFAS NO. 123 (REVISED 2004) SHARE-BASED PAYMENT

In December 2004, FASB issued FASB No. 123 (Revised 2004) Share-Based Payment. This Statement establishes standards for the accounting and transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The adoption of SFAS 123 (Revised 2004) by the Company did have a material impact on the Company’s financial position, results of operations or cash flows. There was no change in the status of outstanding shares or in the Equity Compensation Plan since October 31, 2006, and no shares were granted to employees of the Company for services rendered or to be rendered.

3. EARNINGS PER SHARE

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2007

4. GOING CONCERN

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2007

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern or to emerge from bankruptcy.

5. CONTINGENCIES AND UNCERTAINTIES

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2007

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2007

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2007

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer

31.2	Rule 13a - 14a Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: April 30, 2007	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer

Date: April 30, 2007	/s/ Anthony Fonzi
Anthony Fonzi, Chief Financial Officer