Form 10QSB
period 2007-04-30
INNOVATIVE DESIGNS INC
filed 2007-06-13
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
YES ☐     NO ☒

As of May 31, 2007, there were 16,901,193 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:              YES ☐     NO ☒

Innovative Designs, Inc.

Index

Form 10-QSB for the Quarter Ended April 30, 2007

	Part I -- Financial Information	Page No.

Item 1.	Condensed Financial Statements (unaudited)

	Condensed Balance Sheets at April 30, 2007 and October 31, 2006	1

	Condensed Statements of Operations for the Three Months Ended April 30, 2007 and 2006, Six months ended April 30, 2007 and 2006	2

	Condensed Statement of Changes in Stockholders’ Deficit at April 30, 2007 and October 31, 2006	3

	Condensed Statements of Cash Flows for the Six Months Ended April 30, 2007 and 2006	4

	Notes to Condensed Financial Statements	5 - 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item 3.	Controls and Procedures	11

	Part II -- Other Information

Item 6.	Exhibits	12

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
(Debtor-in-Possession)
April 30, 2007 (Unaudited) and October 31, 2006

ASSETS
	2007	2006

CURRENT ASSETS:
Cash	$57,449	$66,275
Accounts receivable	250,496	283,251
Inventory	708,234	727,210
Other assets	8,679	11,572
Total current assets	1,024,858	1,088,308

PROPERTY AND EQUIPMENT, NET	18,103	20,497
TOTAL ASSETS	$1,042,961	$1,108,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$6,881	$6,881
Current portion of notes payable	114,700	391,412
Accrued interest expense on debt not subject to compromise	78,508	62,200
Current liabilities not subject to compromise	200,089	460,493

Current liabilities subject to compromise:
Accounts payable - related party	28,220	28,220
Current portion of related party debt	111,000	111,000
Due to shareholders	101,500	41,500
Accrued expenses	481	4,925
Accrued liability related to arbitration award	4,176,000	4,176,000
Current liabilities subject to compromise	4,417,201	4,361,645
Total current liabilities	4,617,290	4,822,138

LONG-TERM LIABILITIES NOT SUBJECT TO COMPROMISE:
Long-term liabilities not subject to compromise:
Long-term portion of notes payable	580,047	426,458
Total long term liabilities not subject to compromise	580,047	426,458

TOTAL LIABILITIES	5,197,337	5,248,596

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 16,901,193 and 19,224,291 shares
issued and outstanding	1,691	1,691
Additional paid in capital	4,402,940	4,402,940
Accumulated deficit	(8,559,007)	(8,544,422)
Total stockholders' (deficit)	(4,154,376)	(4,139,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,042,961	$1,108,805

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
(Debtor-in-Possession)
Three Months Ended April 30, 2007 and 2006, Six Months Ended April 30, 2007 and 2006
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2006	2005

REVENUE	$28,682	$7,138	$244,365	$19,379

OPERATING EXPENSES:
Cost of sales	12,046	2,998	97,954	8,139
Non-cash stock
compensation	-	-	-	168,000
Selling, general and
administrative expenses	64,658	82,606	134,352	142,128
	76,704	85,604	232,306	318,267
(Loss)/income from operations	(48,022)	(78,466)	12,059	(298,888)

OTHER INCOME AND (EXPENSE):
Interest income (expense)	(19,445)	395,006	(26,644)	390,868
Extinguishment of
related party debt	-	568,144	-	568,144
Total other income
and (expense)	(19,445)	963,150	(26,644)	959,012

NET (LOSS)/INCOME	$(67,467)	$884,684	$(14,585)	$660,124

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	16,906,193	18,470,740	16,906,028	19,032,617

Net income/(loss) per share	$(.004)	$0.048	$(.001)	$0.035

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Debtor-in-Possession)
April 30, 2007 (Unaudited) and October 31, 2006

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2005	19,224,291	$1,923	$4,813,676	$(5,032,704)	$(217,105)

Shares issued for services	625,000	63	259,688	-	259,751

Shares issued for cash	611,000	61	261,059	-	261,120

Shares returned for nonperformance of services	(1,650,000)	(165)	(168,035)	200	(168,000)

Reverse shares issued for extinguishment of note payable	(1,909,098)	(191)	(763,448)	-	(763,639)

Net loss	-	-	-	(3,511,918)	(3,511,918)

Balance at October 31, 2006	16,901,193	1,691	4,402,940	(8,544,422)	(4,139,791)

Net loss	-	-	-	(14,585)	(14,585)

Balance at April 30, 2007	16,901,193	$1,691	$4,402,940	$(8,559,007)	$(4,154,376)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Debtor-in-Possession)
(Unaudited)

	For the Six Months Ended
	April 30, 2007	April 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,585)	$660,124
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Common stock issued for services	-	174,000
Depreciation and amortization	5,287	6,926
Extinguishment of related party debt	-	(568,144)
Interest (reversal) added to related party note	-	(395,495)
Changes in operating assets and liabilities:
Accounts receivable	32,755	50,263
Inventory	18,976	(126,977)
Accounts payable	-	(6,627)
Accrued expenses	(4,444)	7,120
Prepaid commissions	-	(8,500)
Accrued interest on notes payable	16,308	(8,321)
Net cash provided by (used in) operating activities	54,297	(215,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(123,123)	(38,952)
Receipt of shareholder advances	60,000	-
Shareholder advances	-	27,000
Proceeds from note payable	-	150,400
Common stock issued for cash	-	96,120
Net cash (used in) provided by financing activities	(63,123)	234,568

Net increase (decrease) in cash	$(8,826)	$18,937

Cash - beginning of year	$66,275	$42,434
Cash - end of period	$57,449	$61,371

Supplemental cash flow information:

Cash paid for interest	$4,250	$-

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2007

1.	BASIS OF PRESENTATION - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2006. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending October 31, 2007 or any future period.

2.	ADOPTION OF SFAS NO. 123 (REVISED 2004) SHARE-BASED PAYMENT

In December 2004, FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment. This Statement establishes standards for the accounting and transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The adoption of SFAS 123 (Revised 2004) by the Company did not have a material impact on the Company’s financial position, results of operations or cash flows. There was no change in the status of outstanding shares or in the Equity Compensation Plan since October 31, 2006, and no shares were granted to employees of the Company for services rendered or to be rendered.

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
April 30, 2007

4.	GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three month period ended April 30, 2007 and 2006, the Company incurred a net (loss)/income of ($67,467) and $884,684, respectively. Since the Company’s inception, they have incurred a net loss from operations of ($4,995,309). The Company has working capital of ($3,592,432) and $363,445 and a stockholders’ (deficit) of ($4,154,376) and ($50,500) at April 30, 2007 and 2006, respectively.

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

Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-possession. These claims are reflected in the April 30, 2007 and October 31, 2006 balance sheets as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on various Company assets as well as the personal property of Joseph Riccelli, Chief Executive Officer.

As of March 8, 2007, the Company has not filed its plan of reorganization with the United States Bankruptcy Court, nor has it determined its reorganization value. Consequently, the assets and liabilities are reflected in the April 30, 2007 and October 31, 2006 financial statements, at historical cost with no adjustments being made to reflect estimated settlement amounts. The Company continues to pay its obligations, as they become due.

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
April 30, 2007

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern or to emerge from bankruptcy.

5.	CONTINGENCIES AND UNCERTAINTIES

District Court Case No. 04-00593-AJS

This Case was administratively closed by presiding Judge Arthur J. Schwab immediately after entering a Judgment on behalf of Elio D. Cattan and Eliotex SRL on May 9, 2006 based upon a purported default judgment entered against the Company in Italy as discussed above. The Company intends to file a Motion to Open Administratively Closed Case in order to pursue the adjudication of the patent non-infringement, declaration of invalidity of patent and trademark non-infringement claims that were the principal focus on its suit, and which have yet to be adjudicated. The basis of this Motion is the receipt by the Company of an expert analysis of the U.S. patent owned by Elio D. Cattan. The analysis prepared for the Company indicates that the patent was obtained improperly, is a verbatim repetition of a prior patent and should not have been issued.

The Company filed an appeal in the United States Court of Appeals for the Third Circuit at Appeal No. 06-2203 from the aforementioned Judgment, as well as from the Interlocutory Order of Judge Schwab binding the Company to the terms of an arbitration clause set forth in a contract that it did not sign, and which contract expired by its terms prior to the creation of the Company. The Company filed its Appellant’s Initial Brief and Appendix on January 26, 2007, and is confident that its appeal will be upheld by the Third Circuit. There has been no change in the status of this matter since January 26, 2007.

Bankruptcy Case No. 06-23921-MBM

During 2006, an Involuntary Chapter 7 Petition by petitioning Creditors Elio D. Cattan, Eliotex, SRL and Adriano Battistotti, Italian counsel for Cattan and Eliotex, SRL. The Petitioners asserted the aforementioned Judgment as the basis of their claim, and averred its non-payment by the Company. The Company responded with a Motion to Dismiss the Petition, averring that the Petitioners were not entitled to relief pursuant to the provisions of 11 U.S.C. § 303, in that the number of Petitioning Creditors was inadequate, all of the claims relate to the same Judgment, subject to appeal, and the Company is generally paying its debts when due (in fact the Company is current on all of its financial obligations, with the exception of the Judgment subject to pending appeal).

In response to the Motion to Dismiss, the Petitioning Creditors recruited three additional Petitioning Creditors, the members of the arbitration panel in Italy who purported to render the Italian arbitration award. Bankruptcy Judge M. Bruce McCullough dismissed the Company’s Motion to Dismiss, and directed the Company to answer the petition. On November 15, 2006, the Court granted the Petition for Relief, thereby placing the Company in bankruptcy. The Company’s counsel immediately thereafter made an oral motion for the Case to be converted to Chapter 11, which was granted. The Court further indicated that it would reserve the issue of sanctions against the Petitioning Creditors and an award of counsel fees to the Company for later proceedings. The Company thereafter filed a Motion for Reconsideration, which Motion is pending in the Bankruptcy Court.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2007

The Company thereupon made Application for an Order Allowing the Use of Cash Collateral, which Order was granted by Judge McCullough on January 17, 2007. This Order permits the Company to maintain and continue all of its pre-Petition financing agreements with its principal lenders, Enterprise Bank and the Small Business Administration. As all actions against the Company are stayed by the bankruptcy filing, the Company is maintaining normal business operations during the pendency of the Case. There has been no change in the status of this matter since January 17, 2007.

6.	SUBSEQUENT EVENT

During fiscal 2006, the Company entered into a sales agreement with a national retailer. Under the terms of the sales agreement the retailer may return any of the Company’s products that it had not sold over the term of the sales agreement. During May 2007, the Company was informed by the national retailer that it was returning the unsold product to them. The Company had an outstanding receivable balance from this national retailer of approximately $200,000 at April 30, 2007. The Company has not entered into any other sales agreements with the right of return feature since fiscal 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2006.

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

INNOVATIVE DESIGNS, INC.

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

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2007 with the Three and Six Months Ended April 30, 2006.

Revenues

The following table shows a comparison of the results of operations between the three months ended April 30, 2007 and three months ended April 30, 2006:

	Three Months Ended April 30, 2007	% of Sales	Three Months Ended April 30, 2006	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$28,682	100%	$7,138	100%	$21,544	301.8%

OPERATING EXPENSES
Cost of sales	12,046	42.0%	2,998	42.0%	9,048	301.8%
Selling, general and administrative expenses	64,658	225.4%	82,606	1,157.3%	(17,948)	(21.7%)
	76,704	267.4%	85,604	1,199.3%	(8,900)	(10.4%)
Income (loss) from operations	(48,022)	(167.4%)	(78,466)	(1,099.2)%	30,444	(38.8%)

OTHER INCOME (EXPENSE)
Interest income (expense)	(19,445)	(67.8%)	395,006	5,533.8%	(414,451)	(104.9%)
Extinguishment of related party debt	-	-	568,144	7,959.4%	(568,144)	(100%)
	(19,445)	(67.8%)	963,150	13,493.2%	(982,595)	(102.0%)

Net income (loss)	$(67,467)	(235.2%)	$884,684	12,394%	$(952,151)	(107.6%)

INNOVATIVE DESIGNS, INC.

Three Months ended April 30, 2007 and 2006

Revenues for the three months ended April 30, 2007, were $28,682 compared to $7,138 for the three months ended April 30, 2006. The increase in revenue is a result of more retailers using our products. Because of our adverse financial condition as a result of our being in bankruptcy, we are only offering our cold weather products, Artic Armor and our hunting line. Therefore, there is a very seasonal nature to our sales cycle. Customers did not purchase our current product lines to any large extent during the three months ended April 30, 2007. We do not anticipate purchases to be very significant for the next three month period. However, as discussed below we do have written orders for delivery late in the year. And as the year progresses, we expect orders to continue to increase as the cold season approaches.

The following table shows a comparison of the results of operations between the six months ended April 30, 2007 and six months ended April 30, 2006:

	Six Months Ended April 30, 2007	% of Sales	Six Months Ended April 30, 2006	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$244,365	100%	$19,379	100%	$224,986	1,161.0%

OPERATING EXPENSES
Cost of sales	97,954	40.1%	8,139	42.0%	89,815	1,103.5%
Non-stock compensation	-		168,000	866.9%	(168,000)	(100%)
Selling, general and administrative expenses	134,352	55.0%	142,128	733.4%	(7,776)	5.5%
	232,306	95.1%	318,267	1,642.3%	(85,961)	(27.0%)
Income (loss) from operations	12,059	4.9%	(298,888)	(1,542.3)%	310,947	(104.0%)

OTHER INCOME (EXPENSE)
Interest income (expense)	(26,644)	(10.9%)	390,868	2,017.0%	(417,512)	(106.8%)
Extinguishment of related party debt	-	-	568,144	2,931.8%	(568,144)	(100%)
	(26,644)	(10.9%)	959,012	4,948.8%	(985,656)	(102.8%)

Net (loss) income	$(14,585)	(6.0%)	$660,124	3,406.4%	$(674,709)	(102.2%)

Six Months ended April 30, 2007 and 2006

Revenues for the six months ended April 30, 2007, were $244,365 compared to $19,379. The increase was due primarily to our use of sales agents who were familiar with the industries that had a need for our Artic Armor line of products. A strong majority of our sales for the six month period ended April 30, 2007 was for this product line.

INNOVATIVE DESIGNS, INC.

As of April 30, 2007, we had written orders for approximately $201,000 of our products. The orders are from retail customers and deliveries are scheduled for October, November and December of 2007. The orders do not require any monetary deposit and can be cancelled by the customer.

Liquidity and Capital Resources

During the quarter ended April 30, 2007, we funded our operations with revenues from sales and loans from our Chief executive Officer. We will continue to fund operations from revenues and borrowings and the possible sale of securities. Our ability to obtain outside funding of either debt or equity is adversely affected by our status in bankruptcy.

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

ITEM 3. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of April 30, 2007 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Innovative Designs, Inc.
Registrant

Date: June 13, 2007	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer

Date: June 13, 2007	/s/ Anthony Fonzi
Anthony Fonzi, Chief Financial Officer