Form 10KSB/A
period 2006-10-31
INNOVATIVE DESIGNS INC
filed 2007-08-28
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-1

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

PART I

The Form 10-KSB/A-1 was amended in response to comments received from the staff of the SEC. The comments generally related to enhancing certain disclosures in the Form 10-KSB/A as well as to the financial statements and related notes. The financial statements were also restated to defer revenue previously recognized from a national retailer until the related cash payments are received.

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

From February 2001 and until approximately January of 2002, RMF Global searched for sources of INSULTEX and eventually located Mr. Kim, a citizen of Korea. RMF Global entered into a verbal agreement with Mr. Kim in June of 2002. From approximately June 2002 until March 2, 2003, RMF Global, our sublicensor, purchased INSULTEX on an as needed basis from Mr. Kim, in accordance with a verbal agreement. The same terms of the verbal agreement were set forth in a written agreement on March 2, 2003. On March 2, 2003, RMF Global entered into a written agreement with Mr. Kim, whereby Mr. Kim granted RMF Global the exclusive, unlimited, irrevocable right and license, with the right to grant sublicenses to third parties, to purchase, use, develop, commercialize, market, have marketed, sell and have sold, manufacture and have manufactured products related to or utilizing INSULTEX whether present or future for all countries in the world other than Korea and Japan. This agreement has been terminated and an identical agreement has been signed by Innovative Designs, Inc. Under the terms of the agreement Mr. Kim agreed to promptly deliver to Innovative Designs, Inc. within twenty-eight (28) days of receiving an order from Innovative Designs, Inc., all INSULTEX ordered by Innovative Designs, Inc. Under the terms of the agreement, Innovative Designs, Inc. is required to pay a fixed amount per meter of INSULTEX. This fixed amount will not change under the agreement for a period of ten (10) years after the date of the agreement was signed. The agreement provides that after the ten (10) year period, the price of the INSULTEX shall be adjusted for a subsequent ten (10) year term, no more than twelve percent (12%) per the subsequent ten (10) year period. Innovative Designs, Inc. shall order INSULTEX from Mr. Kim from time to time as needed and shall not be required to purchase any minimum amount of INSULTEX during the term of this agreement, and Innovative Designs, Inc. is not required to make any minimum annual payment to Mr. Kim. However, should Innovative Designs, Inc. place an order, any quantity ordered must be a minimum of 55,000 meters of INSULTEX. Innovative Designs, Inc. is not required to pay to Mr. Kim any part of any sublicense fee that Innovative Designs, Inc. receives from third party sublicensees, and Innovative Designs, Inc. shall not pay any fees to Mr. Kim. This agreement will be in full legal force and effect for an initial term of ten (10) years from the date of its execution. Innovative Designs, Inc. will have the option to renew this agreement for up to four (4) successive terms of ten (10) years each by giving notice to Mr. Kim of its intention to so renew not less than ninety (90) days prior to the expiration of the then-current term.

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

INNOVATIVE DESIGNS, INC. (Registrant)

Date: August 23, 2007	By:	/s/ Joseph Riccelli
Joseph Riccelli Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 23, 2007	By:	/s/ Joseph Riccelli
Joseph Riccelli Chief Executive Officer Chairman of the Board of Directors

Date: August 23, 2007	By:	/s/ Anthony Fonzi
Anthony Fonzi Chief Financial Officer, Principle Accounting Officer, and Director

Date: August 23, 2007	By:	/s/ Dean P. Kolocouris
Dean P. Kolocouris Director

Date: August 23, 2007	By:	/s/ Robert D. Monsour
Robert D. Monsour Director

Date: August 23, 2007	By:	/s/ Daniel Rains
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

The Form 10-KSB/A-1 has been amended to reflect the classification of certain expense items from extraordinary to other income and expense or to selling general and administrative expenses. Revenue was deferred for sales previously recognized from a sale to a national retailer until related cash payments are received as further discussed in Note 1. Further, the Company increased additional paid in capital for the cancellation of the licensing agreement.

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

/s/ Louis Plung & Company, LLP

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania
January 26, 2007

INNOVATIVE DESIGNS, INC.

BALANCE SHEET
(Debtor-in-Possession)
October 31, 2006

2006
ASSETS
CURRENT ASSETS:
Cash	$66,275
Accounts receivable	283,251
Inventory	820,413
Other assets	11,572
Total current assets	1,181,511

PROPERTY AND EQUIPMENT, NET	20,497

TOTAL ASSETS	$1,202,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$6,881
Current portion of notes payable	391,412
Accrued interest expense on debt not subject to compromise	62,200
Current liabilities not subject to compromise	460,493

Current liabilities subject to compromise:
Accounts payable - related party	28,220
Current portion of related party debt	111,000
Due to shareholders	41,500
Accrued expenses	4,925
Accrued liability related to arbitration award	4,176,000
Deferred revenue	213,781
Current liabilities subject to compromise	4,575,426
Total current liabilities	5,035,919

LONG-TERM LIABILITIES NOT SUBJECT TO COMPROMISE:
Long-term liabilities not subject to compromise:
Long-term portion of notes payable	426,458
Total long term liabilities not subject to compromise	426,458

TOTAL LIABILITIES	5,462,377

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 16,901,193 and 19,224,291 shares
issued and outstanding, respectively	1,691
Additional paid in capital	4,971,084
Accumulated deficit	(9,233,144)
Total stockholders' (deficit)	(4,260,369)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,202,008

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
(Debtor-in-Possession)
For the Years Ended October 31, 2006 and 2005

	2006	2005
REVENUE	$78,013	$312,486

OPERATING EXPENSES:
Cost of sales	34,147	29,226
Selling, general and
administrative expenses	386,286	380,583
Arbitration award	4,176,000	-
	4,596,433	409,809

Loss from operations	(4,518,420)	(97,323)

OTHER INCOME AND (EXPENSE):
Grant revenue	-	11,138
Reversal of interest on related party debt	395,495	-
Interest expense	(77,715)	(31,659)
Other expense	-	(5,000)
	317,780	(25,521)

Net loss	$(4,200,640)	$(122,844)

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	18,028,022	17,178,135

Net income (loss)	(.23)	(0.01)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Debtor-in-Possession)
For the Years Ended October 31, 2006 and 2005

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Deficit	Total
Balance at October 31, 2004	16,903,625	$1,691	$3,948,259	$(4,909,860)	$(959,910)

Shares issued for services	317,000	32	122,118	-	122,150

Shares issued for cash	77,568	7	11,953	-	11,960

Shares returned for nonperformance	(33,000)	(3)	(39,597)	-	(39,600)

Shares issued for settlement of portion of note payable- related party	1,909,098	191	763,448	-	763,639

Shares issued for loan fee	50,000	5	7,495		7,500

Net loss	-	-	-	(122,844)	(122,844)

Balance at October 31, 2005	19,224,291	1,923	4,813,676	(5,032,704)	(217,105)

Shares issued for services	625,000	63	259,688	-	259,751

Shares issued for cash	611,000	61	261,059	-	261,120

Shares returned for nonperformance of services	(1,650,000)	(165)	(168,035)	200	(168,000)

Reverse shares issued for extinguishment of note payable	(1,909,098)	(191)	(763,448)	-	(763,639)

Reversal of license agreement with RMF Global	-	-	568,144	-	568,144

Net income	-	-	-	(4,200,640)	(4,200,640)

Balance at October 31, 2006	16,901,193	$1,691	$4,971,084	$(9,233,144)	$(4,260,369)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Debtor-in-Possession)
For the Years Ended October 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,200,640)	$(122,844)
Adjustments to reconcile net loss to cash
(used in) operating activities:
Common stock returned for noncompliance services	(168,200)	(39,600)
Common stock issued for services	259,688	122,150
Depreciation and amortization	11,229	15,548
Extinguishment of related party debt	(568,144)	-
Interest reversed on related party note	(395,495)	-
Interest added to note payable	-	22,000
Other receivables	-	5,000
Changes in operating assets and liabilities:
Accounts receivable	(12,451)	(240,383)
Inventory	(503,707)	(30,396)
Deposits	47,000	(47,000)
Prepaid commissions	(6,381)	-
Deferred financing	(7,558)	-
Accounts payable	(48,563)	(83,130)
Accounts payable - related party	-	28,219
Accrued expenses	3,009	(11,680)
Accrued interest on notes payable	39,879	8,321
Accrued liability related to arbitration award	4,176,000	-
Deferred revenue	213,781	-
Net cash (used in) operating activities	(1,160,553)	(373,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(11,294)
Net cash (used in) investing activities	-	(11,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(20,681)	(10,344)
Payment on related party note	(93,000)	(15,000)
Payment of bank line of credit	(27,188)	-
Payment of shareholder advances	(43,000)	(5,500)
Receipt of shareholder advances	44,000	-
Common stock issued for cash	261,059	11,960
Proceeds from bank line of credit	253,440	-
Proceeds from loan payable to related party	30,000	58,000
Proceeds from notes payable	211,620	361,023
Reversal of license agreement with RMF Global	568,144	-
Net cash provided by financing activities	1,184,394	400,139

Net increase in cash	23,841	15,050

Cash - beginning	42,434	27,384
Cash - ending	$66,275	$42,434

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

During 2006, the Company entered into a sales agreement with a national retailer whereby any unsold product may be returned to the Company. Revenue from this sales agreement is deferred until actual cash payments are received from the national retailer, at which time revenue is recognized and inventory is released into cost of goods sold. As of October 31, 2006, deferred revenue was $213,781.

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

3.	INVENTORIES

Inventories at October 31, 2006 consisted primarily of finished goods.

4.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

		2006
Equipment	7 yr.	$14,827
Furniture and fixtures	7 yr.	11,092
Leasehold improvements	5 yr.	4,806
Automobile	5 yr	10,294

		41,019
Less accumulated depreciation		20,522

		$20,497

Depreciation expense for the years ended October 31, 2006 and 2005 was $6,993 and  $9,923.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

5.	BORROWINGS

Borrowings at October 31, 2006 consisted of the following:

2006

Related Party Borrowings

Loan Payable - Related party; Riccelli Properties. Loan Payable is non-interest bearing with no payment terms.	$101,000

Note Payable - Related party; Bonnie Dake; there are no terms and is due upon demand.	5,000

Note Payable - Related party; Gregory P. Domian; there are no terms and is due upon demand.	5,000

Total Related Party Borrowings	$111,000

Other Borrowings

Note Payable - James Kearney; interest is flat rate of $8,000; principal and interest due and payable in full at any time after December 10, 2005.	$100,000

Loan payable - Citizens National Bank - due March 26, 2009; interest is 8% per annum; payable in monthly installments of $193.27.	4,558

Note Payable - Redevelopment Authority of Allegheny County; due June 2010; payable in monthly installments of $290. This is a non- interest bearing note.	13,023

Note Payable - U.S. Small Business Administration; due December 2035; payable in monthly installments of $1,186 including interest at 2.9% per annum.	424,037

Subtotal	$541,618

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

2006
Subtotal from page 52	$541,618

Loan Payable - Dean Kolocouris due on or before November 25, 2006; interest is 10%.	20,000

Loan Payable - Daryl Zaontz due on October 14, 2006; interest is 14% per annum.	30,000

Loan Payable - Enterprise Bank line of credit; interest is prime rate at 2.25%.	226,252

Total Other Borrowings	$817,870

Total Borrowings	$928,870

Less current portion of Related Party Borrowings	(111,000)

Less current portion of Other Borrowings	(391,412)

Total Long-Term Borrowings	$426,458

Maturities of debt for the next five years after October 2006 are as follows:

Year Ending October 31,	Related Party Borrowings	Other Borrowings	Total
2007	$111,000	$391,412	$502,412
2008	-	15,622	15,622
2009	-	14,092	14,092
2010	-	13,129	13,129
2011 and thereafter	-	383,615	383,615

	$111,000	$817,870	$928,870

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

On April 26, 2006, the Company entered into an Exclusive License and Manufacturing Agreement (the “Agreement”) with the Ketut Group, with an effective date of April 1, 2006, whereby the Company acquired an exclusive license to develop, use, sell, manufacture and market products related to or utilizing INSULTEX™, Korean Patent Number, (0426429) or any Insultex Technology. At the behest of the Board of Directors, the Insultex trademark was chosen as the mark to identify the product utilized by Innovative since its inception, and was originally registered by Joseph Riccelli on February 17, 2005. The new trademark, intended to avoid confusion arising from the use of the old Eliotex trademark in association with a new, subsequent, different and separately-patented product, was assigned by Mr. Riccelli to Innovative on April 25, 2006, with that assignment to become effective upon final approval of the Statement of Use by the United States Patent and Trademark Office. The License was awarded by the Korean inventor, an individual who is part of the Ketut Group, and the manufacturer of INSULTEX™. The Company received an exclusive forty (40) year worldwide license with an initial term of ten (10) years and an option to renew the License for up to three (3) successive ten (10) year terms. Additionally, the Company was granted the exclusive rights to any current or future inventions, improvements, discoveries, patent applications and letters of patent which the Ketut Group controls or may control related to INSULTEX™. Furthermore, the Company has the right to grant sub-licenses to other manufacturers for the use of INSULTEX™ or any Insultex Technology. Simultaneously with the Company entering into this exclusive license and manufacturing agreement, effective April 1, 2006, the licensing agreement with RMF Global was deemed null and void and the aforementioned issuance of shares of stock as consideration for said licensing agreement, previously held in abeyance, was cancelled. Consequently, the note payable and related licensing agreement asset were removed from the books and records of the Company resulting in the Company reversing the original entry of the license agreement by increasing additional paid in capital by $568,144 and the reversal of interest expense in the amount of $395,495. Effective April 1, 2006, the Company has no outstanding obligations owed to RMF Global.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$12,241	$7,138	$41,330	$17,304	$78,013
(Loss) from operations	(220,422)	(78,466)	(66,243)	(4,153,289)	(4,518,420)

NET LOSS	(224,560)	884,684	(83,554)	(4,777,210)	(4,200,640)

Weighted average shares outstanding	17,667,073	18,470,740	16,882,552	16,901,193	18,028,022

Basic loss per share	(0.013)	(0.05)	(0.00)	(0.28)	(0.23)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$15,753	$16,512	$17,671	$262,550	$312,486
(Loss) from operations	(163,736)	(13,854)	(53,631)	133,898	(97,323)

NET LOSS	(165,736)	(15,854)	(44,293)	103,039	(122,844)

Weighted average shares outstanding	16,983,592	17,093,353	17,312,639	17,178,135	17,178,135

Basic loss per share	(0.01)	(0.001)	(0.00)	(0.01)	(0.01)