Form 10QSB/A
period 2007-01-31
INNOVATIVE DESIGNS INC
filed 2007-08-28
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A-1

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

Innovative Designs, Inc.

Index

Form 10-QSB/A-1 for the Quarter Ended January 31, 2007

		Page No.
	Part I -- Financial Information
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

PART I - FINANCIAL INFORMATION

The Form 10-QSB/A-1 was amended in response to comments received from the staff of the SEC. The comments generally related to enhancing certain disclosures in the Form 10-QSB/A-1 as well as to the financial statements and related notes. The financial statements were also restated to defer revenue previously recognized from a national retailer until the related cash payments are received.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
(Debtor-in-Possession)
January 31, 2007 (Unaudited) and October 31, 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$71,505	$66,275
Accounts receivable	342,291	283,251
Inventory	787,975	820,413
Other assets	7,559	11,572
Total current assets	1,209,330	1,181,511

PROPERTY AND EQUIPMENT, NET	19,300	20,497

TOTAL ASSETS	$1,228,630	$1,202,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$6,881	$6,881
Current portion of notes payable	358,058	391,412
Accrued interest expense on debt not subject to compromise	62,200	62,200
Current liabilities not subject to compromise	427,139	460,493

Current liabilities subject to compromise:
Accounts payable - related party	28,220	28,220
Current portion of related party debt	111,000	111,000
Due to shareholders	51,500	41,500
Accrued expenses	5,538	4,925
Accrued liability related to arbitration award	4,176,000	4,176,000
Deferred revenue	213,781	213,781
Current liabilities subject to compromise	4,586,039	4,575,426
Total current liabilities	5,013,178	5,035,919

LONG-TERM LIABILITIES NOT SUBJECT TO COMPROMISE:
Long-term liabilities not subject to compromise:
Long-term portion of notes payable	422,939	426,458
Total long term liabilities not subject to compromise	422,939	426,458

TOTAL LIABILITIES	5,436,117	5,462,377

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares authorized, 16,901,193 and 19,224,291 shares
issued and outstanding	1,691	1,691
Additional paid in capital	4,971,084	4,971,084
Accumulated deficit	(9,180,262)	(9,233,144)
Total stockholders' (deficit)	(4,207,487)	(4,260,369)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,228,630	$1,202,008

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

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Debtor-in-Possession)
January 31, 2007 (Unaudited) and October 31, 2006

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2005	19,224,291	$1,923	$4,813,676	$(5,032,704)	$(217,105)

Shares issued for services	625,000	63	259,688	-	259,751

Shares issued for cash	611,000	61	261,059	-	261,120

Shares returned for nonperformance of services	(1,650,000)	(165)	(168,035)	200	(168,000)

Reverse shares issued for extinguishment of note payable	(1,909,098)	(191)	(763,448)	-	(763,639)

Reversal of license agreement with RMF Global	-	-	568,144	-	568,144

Net loss	-	-	-	(4,200,640)	(4,200,640)

Balance at October 31, 2006	16,901,193	1,691	4,971,084	(9,233,144)	(4,260,369)

Net income	-	-	-	52,882	52,882

Balance at January 31, 2007	16,901,193	$1,691	$4,971,084	$(9,180,262)	$(4,207,487)

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three month period ended January 31, 2007 and 2006, the Company incurred a net income (loss) of $52,882 and ($224,560), respectively. The Company has incurred significant losses since inception. The Company has working capital of ($3,803,848) and $15,935 and a stockholders’ (deficit) of ($4,207,487) and ($248,045) at January 31, 2007 and 2006, respectively.

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

Results of Operations

Comparison of the Three Months Ended January 31, 2007 with the Three Months Ended January 31, 2006

Revenues

The following table shows a comparison of the results of operations between the three months ended January 31, 2007 and three months ended January 31, 2006:

	Three Months Ended January 31, 2007	% of Sales	Three Months Ended January 31, 2006	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$215,683	100%	$12,241	100%	$203,442	1,662%

OPERATING EXPENSES
Cost of sales	85,908	39.8%	5,141	42.0%	80,767	1,571%
Non-stock compensation	-	-	168,000	1,372.4%	(168,000)	100%
Selling, general and administrative expenses	69,694	32.3%	59,522	486.3%	10,172	17.1%
	155,602	72.1%	232,663	1,900.7%	(77,061)	33.1%
Income (loss) from operations	60,081	27.9%	(220,422)	(1,800.7)%	280,503	127.2%

OTHER INCOME (EXPENSE)
Interest expense	(7,199)	(3.3%)	(4,138)	(33.8)%	3,061	74%
	(7,199)	(3.3%)	(4,138)	(33.8)%

Net income (loss)	$52,882	24.5%	$(224,560)	(1,834.4)%	$277,442	123.5%

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

Innovative Designs, Inc. Registrant

Date: August 23, 2007	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer

Date: August 23, 2007	/s/ Anthony Fonzi
Anthony Fonzi, Chief Financial Officer