Form 10QSB/A
period 2007-04-30
INNOVATIVE DESIGNS INC
filed 2007-08-28
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Innovative Designs, Inc.

Index

Form 10-QSB/A for the Quarter Ended April 30, 2007

		Page No.
	Part I — Financial Information

Item 1.	Condensed Financial Statements (unaudited)

	Condensed Balance Sheets at April 30, 2007 and October 31, 2006	1

	Condensed Statements of Operations for the Three Months Ended April 30, 2007 and 2006, Six months ended April 30, 2007 and 2006	2

	Condensed Statement of Changes in Stockholders’ Deficit at April 30, 2007 and October 31, 2006	3

	Condensed Statements of Cash Flows for the Six Months Ended April 30, 2007 and 2006	4

	Notes to Condensed Financial Statements	5 - 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item 3.	Controls and Procedures	11

	Part II — Other Information

Item 6.	Exhibits	12

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
(Debtor-in-Possession)
April 30, 2007 (Unaudited) and October 31, 2006

ASSETS

	2007	2006

CURRENT ASSETS:
Cash	$57,449	$66,275
Accounts receivable	250,496	283,251
Inventory	795,445	820,413
Other assets	8,679	11,572
Total current assets	1,112,069	1,181,511

PROPERTY AND EQUIPMENT, NET	18,103	20,497

TOTAL ASSETS	$1,130,172	$1,202,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$6,881	$6,881
Current portion of notes payable	114,700	391,412
Accrued interest expense on debt not subject to compromise	78,508	62,200
Current liabilities not subject to compromise	200,089	460,493

Current liabilities subject to compromise:
Accounts payable - related party	28,220	28,220
Current portion of related party debt	111,000	111,000
Due to shareholders	101,500	41,500
Accrued expenses	481	4,925
Accrued liability related to arbitration award	4,176,000	4,176,000
Deferred revenue	199,512	213,781
Current liabilities subject to compromise	4,616,713	4,575,426
Total current liabilities	4,816,802	5,035,919

LONG-TERM LIABILITIES NOT SUBJECT TO COMPROMISE:
Long-term liabilities not subject to compromise:
Long-term portion of notes payable	580,047	426,458
Total long term liabilities not subject to compromise	580,047	426,458

TOTAL LIABILITIES	5,396,849	5,462,377

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 16,901,193 and 19,224,291 shares
issued and outstanding	1,691	1,691
Additional paid in capital	4,971,084	4,971,084
Accumulated deficit	(9,239,452)	(9,233,144)
Total stockholders' (deficit)	(4,266,677)	(4,260,369)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,130,172	$1,202,008

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
(Debtor-in-Possession)
Three Months Ended April 30, 2007 and 2006, Six Months Ended April 30, 2007 and 2006
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2006	2005

REVENUE	$42,951	$7,138	$258,634	$19,379

OPERATING EXPENSES:
Cost of sales	18,038	2,998	103,946	8,139
Non-cash stock
compensation	-	-	-	168,000
Selling, general and
administrative expenses	64,658	82,606	134,352	142,128
	82,696	85,604	238,298	318,267

(Loss)/income from operations	(39,745)	(78,466)	20,336	(298,888)

OTHER INCOME AND (EXPENSE):
Interest income (expense)	(19,445)	395,006	(26,644)	390,868
Extinguishment of
related party debt	-	568,144	-	568,144
Total other income
and (expense)	(19,445)	963,150	(26,644)	959,012

NET (LOSS)/INCOME	$(59,190)	$884,684	$(6,308)	$660,124

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	16,906,193	18,470,740	16,906,028	19,032,617

Net income/(loss) per share	$(.004)	$0.048	$(.001)	$0.035

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Debtor-in-Possession)
April 30, 2007 (Unaudited) and October 31, 2006

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2005	19,224,291	$1,923	$4,813,676	$(5,032,704)	$(217,105)

Shares issued for services	625,000	63	259,688	-	259,751

Shares issued for cash	611,000	61	261,059	-	261,120

Shares returned for nonperformance of services	(1,650,000)	(165)	(168,035)	200	(168,000)

Reverse shares issued for extinguishment of note payable	(1,909,098)	(191)	(763,448)	-	(763,639)

Reversal of license agreement with RMF Global	-	-	568,144	-	568,144

Net loss	-	-	-	(4,200,640)	(4,200,640)

Balance at October 31, 2006	16,901,193	1,691	4,971,084	(9,233,144)	(4,260,369)

Net loss	-	-	-	(6,308)	(6,308)

Balance at April 30, 2007	16,901,193	$1,691	$4,971,084	$(9,239,452)	$(4,266,677)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Debtor-in-Possession)
(Unaudited)

	For the Six Months Ended
	April 30, 2007	April 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,308)	$660,124
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Common stock issued for services	-	174,000
Depreciation and amortization	5,287	6,926
Extinguishment of related party debt	-	(568,144)
Interest (reversal) added to related party note	-	(395,495)
Changes in operating assets and liabilities:
Accounts receivable	32,755	50,263
Inventory	24,968	(126,977)
Accounts payable	-	(6,627)
Accrued expenses	(4,444)	7,120
Prepaid commissions	-	(8,500)
Deferred revenue	(14,269)	-
Accrued interest on notes payable	16,308	(8,321)
Net cash provided by (used in) operating activities	54,297	(215,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(123,123)	(38,952)
Receipt of shareholder advances	60,000	-
Shareholder advances	-	27,000
Proceeds from note payable	-	150,400
Common stock issued for cash	-	96,120
Net cash (used in) provided by financing activities	(63,123)	234,568

Net increase (decrease) in cash	$(8,826)	$18,937

Cash - beginning of year	$66,275	$42,434
Cash - end of period	$57,449	$61,371

Supplemental cash flow information:

Cash paid for interest	$4,250	$-

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three month period ended April 30, 2007 and 2006, the Company incurred a net (loss)/income of ($59,190) and $884,684, respectively. The Company incurred significant losses since inception. The Company has working capital of ($3,704,733) and $363,445 and a stockholders’ (deficit) of ($4,266,677) and ($50,500) at April 30, 2007 and 2006, respectively.

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2007

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

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2007 with the Three and Six Months Ended April 30, 2006.

Revenues

The following table shows a comparison of the results of operations between the three months ended April 30, 2007 and three months ended April 30, 2006:

	Three Months Ended April 30, 2007	% of Sales	Three Months Ended April 30, 2006	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$42,951	100%	$7,138	100%	$35,813	501.7%

OPERATING EXPENSES
Cost of sales	18,038	42.0%	2,998	42.0%	15,040	501.7%
Selling, general and administrative expenses	64,658	150.5%	82,606	1,157.3%	(17,948)	(21.7%)
	82,696	192.5%	85,604	1,199.3%	(2,908)	(3.4%)
Income (loss) from operations	(39,745)	(92.5%)	(78,466)	(1,099.2)%	38,721	(49.3%)

OTHER INCOME (EXPENSE)
Interest income (expense)	(19,445)	(45.3%)	395,006	5,533.8%	(414,451)	(104.9%)
Extinguishment of related party debt	-	-	568,144	7,959.4%	(568,144)	(100%)
	(19,445)	(45.3%)	963,150	13,493.2%	(982,595)	(102.0%)

Net income (loss)	$(59,190)	(137.8%)	$884,684	12,394.0%	$(943,874)	(106.7%)

INNOVATIVE DESIGNS, INC.

Three Months ended April 30, 2007 and 2006

Revenues for the three months ended April 30, 2007, were $42,951 compared to $7,138 for the three months ended April 30, 2006. The increase in revenue is a result of more retailers using our products. Because of our adverse financial condition as a result of our being in bankruptcy, we are only offering our cold weather products, Artic Armor and our hunting line. Therefore, there is a very seasonal nature to our sales cycle. Customers did not purchase our current product lines to any large extent during the three months ended April 30, 2007. We do not anticipate purchases to be very significant for the next three month period. However, as discussed below we do have written orders for delivery late in the year. And as the year progresses, we expect orders to continue to increase as the cold season approaches.

The following table shows a comparison of the results of operations between the six months ended April 30, 2007 and six months ended April 30, 2006:

	Six Months Ended April 30, 2007	% of Sales	Six Months Ended April 30, 2006	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$258,634	100%	$19,379	100%	$239,255	1,234.6%

OPERATING EXPENSES
Cost of sales	103,946	40.2%	8,139	42.0%	95,807	1,177.1%
Non-stock compensation	-		168,000	866.9%	(168,000)	(100%)
Selling, general and administrative expenses	134,352	51.9%	142,128	733.4%	(7,776)	5.5%
	238,298	92.1%	318,267	1,642.3%	(79,969)	25.1%
Income (loss) from operations	20,336	7.9%	(298,888)	(1,542.3)%	319,224	(106.8%)

OTHER INCOME (EXPENSE)
Interest income (expense)	(26,644)	(10.3%)	390,868	2,017.0%	(417,512)	(106.8%)
Extinguishment of related party debt	-	-	568,144	2,931.8%	(568,144)	(100%)
	(26,644)	(10.3%)	959,012	4,948.8%	(985,656)	(102.8%)

Net (loss) income	$(6,308)	(2.4%)	$660,124	3,406.4%	$(666,432)	(100.9%)

Six Months ended April 30, 2007 and 2006

Revenues for the six months ended April 30, 2007, were $258,634 compared to $19,379. The increase was due primarily to our use of sales agents who were familiar with the industries that had a need for our Artic Armor line of products. A strong majority of our sales for the six month period ended April 30, 2007 was for this product line.

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