Form 10QSB
period 2007-07-31
INNOVATIVE DESIGNS INC
filed 2007-09-14
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2007

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

As of September 14, 2007, there were 16,916,193 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:  YES  ☐  NO  ☒

Innovative Designs, Inc.

Index

Form 10-QSB for the Quarter Ended July 31, 2007

		Page No.
	Part I — Financial Information

Item 1.	Condensed Financial Statements (unaudited)

	Condensed Balance Sheets at July 31, 2007 and October 31, 2006	1

	Condensed Statements of Operations for the Three Months Ended July 31, 2007 and 2006, Nine months ended July 31, 2007 and 2006	2

	Condensed Statement of Changes in Stockholders’ Deficit at July 31, 2007 and October 31, 2006	3

	Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2007 and 2006	4

	Notes to Condensed Financial Statements	5 - 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item 3.	Controls and Procedures	11

	Part II — Other Information

Item 1.	Legal Proceedings	12 - 13

Item 6.	Exhibits	13

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
(Debtor-in-Possession)
July 31, 2007 (Unaudited) and October 31, 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$7,666	$66,275
Accounts receivable	46,975	283,251
Inventory	897,482	820,413
Other assets	5,783	11,572
Total current assets	957,906	1,181,511

PROPERTY AND EQUIPMENT, NET	16,906	20,497

TOTAL ASSETS	$974,812	$1,202,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$6,881	$6,881
Current portion of notes payable	298,041	391,412
Accrued interest expense on debt not subject to compromise	62,200	62,200
Current liabilities not subject to compromise	367,122	460,493

Current liabilities subject to compromise:
Accounts payable - related party	28,220	28,220
Current portion of related party debt	111,000	111,000
Due to shareholders	184,500	41,500
Accrued expenses	2,333	4,925
Accrued liability related to arbitration award	4,176,000	4,176,000
Deferred revenue	-	213,781
Customer deposits	9,000	-
Current liabilities subject to compromise	4,511,053	4,575,426
Total current liabilities	4,878,175	5,035,919

LONG-TERM LIABILITIES NOT SUBJECT TO COMPROMISE:
Long-term liabilities not subject to compromise:
Long-term portion of notes payable	415,680	426,458
Total long term liabilities not subject to compromise	415,680	426,458

TOTAL LIABILITIES	5,293,855	5,462,377

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized Common stock, $.0001 par value, 500,000,000 shares authorized, 16,916,193 and 16,901,193 shares issued and outstanding	1,693	1,691
Additional paid in capital	4,977,082	4,971,084
Accumulated deficit	(9,297,818)	(9,233,144)
Total stockholders' (deficit)	(4,319,043)	(4,260,369)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$974,812	$1,202,008

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
(Debtor-in-Possession)
Three Months Ended July 31, 2007 and 2006, Nine Months Ended July 31, 2007 and 2006
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006

REVENUE	$35,093	$41,330	$293,727	$60,709

OPERATING EXPENSES:
Cost of sales	20,354	15,732	124,300	23,871
Non-cash stock
compensation	-	18,500	6,000	186,300

Selling, general and administrative expenses	63,254	73,341	197,606	215,469
	83,608	107,573	327,906	425,640

(Loss)/income from operations	(48,515)	(66,243)	(34,179)	(364,931)

OTHER INCOME AND (EXPENSE):
Interest income (expense)	(3,851)	(17,311)	(30,495)	373,557
Extinguishment of related party debt	-	-	-	-
Total other income and (expense)	(3,851)	(17,311)	(30,495)	373,557

NET (LOSS)/INCOME	$(52,366)	$(83,554)	$(64,674)	$8,626

Per share information - basic and fully diluted

Weighted Average Shares Outstanding	16,906,193	16,882,552	16,902,304	18,304,738

Net income/(loss) per share	$(.003)	$(.005)	$(.003)	$.001

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Debtor-in-Possession)
July 31, 2007 (Unaudited) and October 31, 2006

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2005	19,224,291	$1,923	$4,813,676	$(5,032,704)	$(217,105)

Shares issued for services	625,000	63	259,688	-	259,751

Shares issued for cash	611,000	61	261,059	-	261,120

Shares returned for nonperformance of services	(1,650,000)	(165)	(168,035)	200	(168,000)

Reverse shares issued for extinguishment of note payable	(1,909,098)	(191)	(763,448)	-	(763,639)

Reversal of license agreement with RMF Global	-	-	568,144	-	568,144

Net loss	-	-	-	(4,200,640)	(4,200,640)

Balance at October 31, 2006	16,901,193	1,691	4,971,084	(9,233,144)	(4,260,369)

Shares issued for services	15,000	2	5,998	-	6,000

Net loss	-	-	-	(64,674)	(64,674)

Balance at July 31, 2007	16,916,193	$1,693	$4,977,082	$(9,297,818)	$(4,319,043)

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Debtor-in-Possession)
(Unaudited)

	For the Nine Months Ended
	July 31, 2007	July 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(64,674)	$8,626

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Common stock issued for services	6,000	186,300
Depreciation and amortization	9,380	9,753
Interest (reversal) added to related party note	-	(395,495)
Changes in operating assets and liabilities:
Accounts receivable	236,276	44,166
Inventory	(77,069)	(127,064)
Accounts payable	-	(6,627)
Accrued expenses	(2,592)	6,405
Prepaid commissions	-	(8,500)
Customer deposits	9,000	-
Deferred revenue	(213,781)	-
Deferred financing	-	(6,928)
Accrued interest on notes payable	-	(8,321)
Net cash used in operating activities	(97,460)	(297,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(104,149)	(86,848)
Shareholder advances (payments)	143,000	(14,000)
Proceeds from note payable	-	150,400
Common stock issued for cash	-	261,120
Net cash (used in) provided by financing activities	38,851	310,672

Net increase (decrease) in cash	$(58,609)	$12,987
Cash - beginning of year	66,275	42,434
Cash - end of period	$7,666	$55,421

Supplemental cash flow information:

Cash paid for interest	$5,076	$5,343

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

ITEM 1. NOTES TO THE CONDENSED FINANCIAL STATEMENTS - JULY 31, 2007

1.	BASIS OF PRESENTATION - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB/A-1 for the fiscal year ended October 31, 2006. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending October 31, 2007 or any future period.

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

ITEM 1. NOTES TO THE CONDENSED FINANCIAL STATEMENTS - JULY 31, 2007

4.	GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three month period ended July 31, 2007 and 2006, the Company incurred a net loss of ($58,366) and ($83,554), respectively. The Company incurred significant losses since inception resulting in a retained deficit of $9,297,818 at July 31, 2007. The Company has working capital of ($3,920,269) and $452,464 and a stockholders’ equity (deficit) of ($4,319,043) and $43,447 at July 31, 2007 and 2006, respectively.

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

Although the Company has and continues its normal business operations during the pendency of the bankruptcy proceedings, the financial statements and notes to the financial statements have been prepared using the guidance of Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7).

Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-possession. These claims are reflected in the July 31, 2007 and October 31, 2006 balance sheets as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on various Company assets as well as the personal property of Joseph Riccelli, Chief Executive Officer.

As of September 14, 2007, the Company has not filed its plan of reorganization with the United States Bankruptcy Court, nor has it determined its reorganization value. Consequently, the assets and liabilities are reflected in the July 31, 2007 and October 31, 2006 financial statements, at historical cost with no adjustments being made to reflect estimated settlement amounts. The Company continues to pay its obligations, as they become due.

The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing and emerge out of bankruptcy. The Company is currently pursuing financing for its operations and seeking to expand its operations. The Company’s Chief Executive Officer has been funding the Company’s operations. As further discussed in Note 5, the Company and its legal counsel have been and will continue to resolve its bankruptcy matter. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

INNOVATIVE DESIGNS, INC.

ITEM 1. NOTES TO THE CONDENSED FINANCIAL STATEMENTS - JULY 31, 2007

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern or to emerge from bankruptcy.

5.	CONTINGENCIES AND UNCERTAINTIES

District Court Case No. 04-00593-AJS

Bankruptcy Court Case No. 06-23921-MBM

The United States Court of Appeals for the Third Circuit has scheduled oral argument on IDI’s appeal for the week of October 29-November 2, 2007. Eliotex, SRL (Eliotex”) and Elio D. Cattan (“Cattan”) have filed no brief with the Appeals Court, which is considering the matter on the basis of IDI’s brief alone. IDI intends to pursue the appeal to its conclusion and vindicate its position on the merits of the dispute.

The judgment entered against IDI by Eliotex and Cattan has been purchased by French company Greystone, Inc. (“Greystone”). Greystone was involved in litigation with Eliotex and Cattan in arbitration proceedings in France on claims strikingly similar to those in dispute between IDI and Eliotex/Cattan. The Greystone matter was fully adjudicated by a French arbitration panel, which awarded Greystone a judgment against Eliotex and Cattan, jointly and severally, in the amount of approximately $133,000 USD plus interest.

Greystone, after determining that Eliotex/Cattan had no assets in Europe with which to pay the award, brought an action to recognize and enforce its award in the United States District Court for the Western District of Pennsylvania under the United Nations Convention for the Recognition and Enforcement of Foreign Arbitral Awards at Case No. 07-00595. Neither Eliotex nor Cattan appeared to defend the action, and judgment was entered in favor of Greystone.

Greystone subsequently recorded its judgment in the District Court and evidenced the judgment in the Court of Common Pleas of Allegheny County, Pennsylvania at Docket No. GD-07-012299. It thereupon filed a Motion for Supplementary Relief in which it sought leave of Court to attach and execute upon the Eliotex/Cattan judgment against Innovative Designs and expose it to sheriff’s sale. Eliotex and Cattan filed a Response in Opposition to the Motion, and oral argument thereon took place. On July 25, 2007, the Honorable R. Stanton Wettick, Jr., Administrative Judge for the Court of Common Pleas of Allegheny County, Pennsylvania, Civil Division, ruled in favor of Greystone. No appeal was taken from that ruling. At sheriff’s sale conducted September 5, 2007, Greystone purchased the Eliotex/Cattan judgment against Innovative Designs. An assignment of that judgment to Greystone was filed on September 10, 2007.

Greystone and Innovative Designs have reached an accommodation that provides for all claims relating to the judgment to be withdrawn. The Eliotex/Cattan judgment was the basis for the Involuntary Bankruptcy Petition filed against Innovative Designs, and Greystone, will shortly be filing a Withdrawal of Claim in the Bankruptcy Court, after which Innovative Designs will file Objections to Claims of the remaining Petitioning Creditors and seek the dismissal of the Case.

INNOVATIVE DESIGNS, INC.

ITEM 1. NOTES TO THE CONDENSED FINANCIAL STATEMENTS - JULY 31, 2007

District Court Case No. 06-00582-AJS

On February 26, 2007, Judge Schwab Ordered the parties to file Motions for Summary Judgment. The Motions were filed on March 27, 2007 and April 6, 2007. Responses in Opposition were filed on April 18, 2007 and April 20, 2007. On July 20, 2007, Judge Schwab entered an Order denying both Motions without prejudice, citing the likelihood that the disposition of the IDI appeal pending in the Third Circuit would have a substantial impact upon the legal landscape of the case, “especially given that IDI’s brief stands unchallenged by Cattan and Eliotex”.

The withdrawal of all claims relating to the Eliotex/Cattan judgment removes the basis for the claims asserted against the Defendants in this Case, which do not directly implicate IDI.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB/A-1 for the fiscal year ended October 31, 2006.

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

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2007 with the Three and Nine Months Ended July 31, 2006.

Revenues

The following table shows a comparison of the results of operations between the three months ended July 31, 2007 and three months ended July 31, 2006:

	Three Months Ended July 31, 2007	% of Sales	Three Months Ended July 31, 2006	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$35,093	100%	$41,330	100%	$(6,237)	(15.1)%

OPERATING EXPENSES
Cost of sales	20,354	58.0%	15,732	38.1%	4,622	29.4%
Non-stock compensation	-	-	18,500	44.8%	(18,500)	(100.0)%
Selling, general and administrative expenses	63,254	180.2%	73,341	177.5%	(10,087)	(13.8)%
	83,608	238.2%	107,573	260.3%	(23,965)	(22.3)%
Income (loss) from operations	(48,515)	(138.2)%	(66,243)	(160.3)%	17,728	26.8%

OTHER INCOME (EXPENSE)
Interest income (expense)	(3,851)	(10.9)%	(17,311)	(41.9)%	13,460	77.8%
	(3,851)	(10.9)%	(17,311)	(41.9)%	13,460	77.8%

Net income (loss)	$(52,366)	(149.2)%	$(83,554)	(202.1)%	$31,188	37.3%

INNOVATIVE DESIGNS, INC.

Three Months ended July 31, 2007 and 2006

Revenues for the three months ended July 31, 2007, were $35,093 compared to $41,330 for the three months ended July 31, 2006. The decrease in revenue is a result less retailers selling our products. Because of our adverse financial condition as a result of our being in bankruptcy, we are only offering our cold weather products, Artic Armor and our hunting line. Therefore, there is a very seasonal nature to our sales cycle. Customers did not purchase our current product lines to any large extent during the three months ended July 31, 2007. We do not anticipate purchases to be very significant for the next three month period. However, as discussed below we do have written orders for delivery late in the year. And as the year progresses, we expect orders to continue to increase as the cold season approaches.

The following table shows a comparison of the results of operations between the nine months ended July 31, 2007 and nine months ended July 31, 2006:

	Nine Months Ended July 31, 2007	% of Sales	Nine Months Ended July 31, 2006	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$293,727	100%	$60,709	100%	$233,018	383.8%

OPERATING EXPENSES
Cost of sales	124,300	42.3%	23,871	39.3%	100,429	420.7%
Non-stock compensation	6,000	20.4%	186,300	306.9%	(180,300)	(96.8)%
Selling, general and administrative expenses	197,606	67.3%	215,469	354.9%	(17,863)	(8.3)%
	327,906	111.6%	425,640	701.1%	(97,734)	(22.9)%
Income (loss) from operations	(34,179)	(11.6)%	(364,931)	601.1%	330,752	(90.6)%

OTHER INCOME (EXPENSE)
Interest income (expense)	(30,495)	(10.4)%	373,557	615.3%	(404,052)	(108.2)%
	(30,495)	(10.4)%	373,557	615.3%	(404,052)	(108.2)%

Net (loss) income	$(64,674)	(22.0)%	$8,626	14.2%	$(73,300)	(849.8)%

Nine Months ended July 31, 2007 and 2006

Revenues for the nine months ended July 31, 2007, were $293,727 compared to $60,709. The increase was due primarily to our use of sales agents who were familiar with the industries that had a need for our Artic Armor line of products. A strong majority of our sales for the nine month period ended July 31, 2007 was for this product line.

As of July 31, 2007, we had written orders for approximately $201,000 of our products. The orders are from retail customers and deliveries are scheduled for October, November and December of 2007. The orders do not require any monetary deposit and can be cancelled by the customer.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the quarter ended July 31, 2007, we funded our operations with revenues from sales and loans from our Chief executive Officer. We will continue to fund operations from revenues and borrowings and the possible sale of securities. Our ability to obtain outside funding of either debt or equity is adversely affected by our status in bankruptcy.

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

ITEM 3. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of July 31, 2007 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INNOVATIVE DESIGNS, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

District Court Case No. 04-00593-AJS

Bankruptcy Court Case No. 06-23921-MBM

The United States Court of Appeals for the Third Circuit has scheduled oral argument on IDI’s appeal for the week of October 29-November 2, 2007. Eliotex, SRL (Eliotex”) and Elio D. Cattan (“Cattan”) have filed no brief with the Appeals Court, which is considering the matter on the basis of IDI’s brief alone. IDI intends to pursue the appeal to its conclusion and vindicate its position on the merits of the dispute.

The judgment entered against IDI by Eliotex and Cattan has been purchased by French company Greystone, Inc. (“Greystone”). Greystone was involved in litigation with Eliotex and Cattan in arbitration proceedings in France on claims strikingly similar to those in dispute between IDI and Eliotex/Cattan. The Greystone matter was fully adjudicated by a French arbitration panel, which awarded Greystone a judgment against Eliotex and Cattan, jointly and severally, in the amount of approximately $133,000 USD plus interest.

Greystone, after determining that Eliotex/Cattan had no assets in Europe with which to pay the award, brought an action to recognize and enforce its award in the United States District Court for the Western District of Pennsylvania under the United Nations Convention for the Recognition and Enforcement of Foreign Arbitral Awards at Case No. 07-00595. Neither Eliotex nor Cattan appeared to defend the action, and judgment was entered in favor of Greystone.

Greystone subsequently recorded its judgment in the District Court and evidenced the judgment in the Court of Common Pleas of Allegheny County, Pennsylvania at Docket No. GD-07-012299. It thereupon filed a Motion for Supplementary Relief in which it sought leave of Court to attach and execute upon the Eliotex/Cattan judgment against Innovative Designs and expose it to sheriff’s sale. Eliotex and Cattan filed a Response in Opposition to the Motion, and oral argument thereon took place. On July 25, 2007, the Honorable R. Stanton Wettick, Jr., Administrative Judge for the Court of Common Pleas of Allegheny County, Pennsylvania, Civil Division, ruled in favor of Greystone. No appeal was taken from that ruling. At sheriff’s sale conducted September 5, 2007, Greystone purchased the Eliotex/Cattan judgment against Innovative Designs. An assignment of that judgment to Greystone was filed on September 10, 2007.

Greystone and Innovative Designs have reached an accommodation that provides for all claims relating to the judgment to be withdrawn. The Eliotex/Cattan judgment was the basis for the Involuntary Bankruptcy Petition filed against Innovative Designs, and Greystone, will shortly be filing a Withdrawal of Claim in the Bankruptcy Court, after which Innovative Designs will file Objections to Claims of the remaining Petitioning Creditors and seek the dismissal of the Case.

District Court Case No. 06-00582-AJS

On February 26, 2007, Judge Schwab Ordered the parties to file Motions for Summary Judgment. The Motions were filed on March 27, 2007 and April 6, 2007. Responses in Opposition were filed on April 18, 2007 and April 20, 2007. On July 20, 2007, Judge Schwab entered an Order denying both Motions without prejudice, citing the likelihood that the disposition of the IDI appeal pending in the Third Circuit would have a substantial impact upon the legal landscape of the case, “especially given that IDI’s brief stands unchallenged by Cattan and Eliotex”.

INNOVATIVE DESIGNS, INC.

PART II - OTHER INFORMATION

The withdrawal of all claims relating to the Eliotex/Cattan judgment removes the basis for the claims asserted against the Defendants in this Case, which do not directly implicate IDI.

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

Innovative Designs, Inc.
Registrant

Date: September 14, 2007	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer

Date: September 14, 2007	/s/ Anthony Fonzi
Anthony Fonzi, Chief Financial Officer