Form 10KSB
period 2007-10-31
INNOVATIVE DESIGNS INC
filed 2008-02-08
CIK 1190370

     U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual report under section 13 or 15(d) of the Securities Act of 1934.
For the fiscal year ended October 31, 2007

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
Common Stock, $.001 par value per share

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

Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $674,541.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $3,204,997 as of February 5, 2008.

The number of shares of the issuer’s common stock outstanding, as of February 5, 2008 was 17,908,643.

Transitional Small Business Disclosure Format:  Yes ☐ No ☒

ITEM 1. DESCRIPTION OF BUSINESS.

The Company, which was incorporated in the State of Delaware in June 25, 2002, markets cold weather recreational and industrial clothing products that are made from INSULTEX, a low density foamed polyethylene, a material with buoyancy, scent block and thermal resistant properties. On November 25, 2002, we entered into a written sublicense agreement with RMF Global for the exclusive rights to produce and distribute three products made with INSULTEX, which RMF Global developed, and to use INSULTEX in products that we develop. We intended to market our products containing INSULTEX, under the label "i.d.i.gear". RMF Global was incorporated in April 1999, by our Chief Executive Officer. RMF Global had a license agreement with the inventor of INSULTEX. In April 2006, we ended our relationship with RMF Global and entered into a license agreement directly with the owner of the INSULTEX Technology.

We have had no material reclassification, merger, consolidation, purchase, or sale of a significant amount of assets outside the ordinary course of business.

We currently have no plans to seek a merger, acquisition, or business reorganization or to otherwise enter into a business combination with another entity.

During 2006, an Involuntary Chapter 7 Petition was filed against us, based upon a judgment award from an Italian Arbitration Panel. On October 31, 2007, we were dismissed from the bankruptcy case. See “Item 4. Legal Proceedings”, elsewhere in this report.

The distribution rights we have are derived from our April 2006 license agreement. As such, we purchase INSULTEX to be used in the manufacturing of our products. Similarly, other companies are free to purchase INSULTEX from us assuming that it is a company within the distribution jurisdiction that we have, which is worldwide with the exception of Korea and Japan. Other than Korea and Japan, we are the sole worldwide supplier/distributor of the INSULTEX material.

We offer the following two products containing INSULTEX which were developed by RMF Global:

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

Our products are manufactured at a facility we currently utilize in Indonesia. We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes; (b) although we used the services of our Chief Executive Officer and Vice President of Sales and Marketing for these purposes, their efforts are part of their normal responsibilities; (c) prior to the time we had undertaken to design and prototype of these products, we purchased the materials to accomplish these tasks, the cost of which did not exceed $1000; and (d) the testing of these products was performed in the "field" by our employees and our Manufacturer's Representative groups, as part of their normal responsibilities.

The INSULTEX License and Manufacturing Agreement

Under the terms of the agreement between us and the Ketut Group, Ketut Group agrees to promptly deliver to Innovative Designs, Inc. within twenty-eight (28) days of receiving an order, all INSULTEX ordered by us. Under the terms of the agreement, we are required to pay a fixed amount per meter of INSULTEX. This fixed amount will not change under the agreement for a period of ten (10) years after the date of the agreement was signed, which was April 1, 2006. The agreement provides that after the ten (10) year period, the price of the INSULTEX shall be adjusted for a subsequent ten (10) year term, no more than twelve percent (12%) per the subsequent ten (10) year period. Innovative Designs, Inc. shall order INSULTEX from time to time as needed and shall not be required to purchase any minimum amount of INSULTEX during the term of this agreement, and we are not required to make any minimum annual payment. However, should Innovative Designs, Inc. place an order, any quantity ordered must be a minimum of 35,000 meters of INSULTEX. Innovative Designs, Inc. is not required to pay any part of any sublicense fee that Innovative Designs, Inc. receives from third party sublicensees, and Innovative Designs, Inc. shall not pay any fees to the Ketut Group. This agreement will be in full legal force and effect for an initial term of ten (10) years from the date of its execution. Innovative Designs, Inc. will have the option to renew this agreement for up to three (3) successive terms of ten (10) years each by giving notice of our intention to so renew not less than ninety (90) days prior to the expiration of the then-current term.

The Haas Agreement

On June 16, 2003, we completed an agreement with Haas Outdoors in which Haas Outdoors granted us a non-exclusive wholesale license in North America to: (a) manufacture, or sell products or to have manufactured for us, and to sell licensed products of Haas Outdoors; and (b) use the licensed trademark of Haas Outdoors in association with the marketing and sale of licensed products. The agreement defines licensed products as a product which bears or otherwise includes Haas Outdoors' licensed design and is further restricted to mean only our stadium pack. "Licensed design" is defined in the agreement as the camouflage pattern(s) known as the Mossy Oak Break-Up and/or New BreakUp and Duck Blend patterns and which is covered by Haas Outdoors' copyrights, including but limited to United States Copyright Registration No. 2,227,642. The agreement defines "licensed trademark" as Haas Outdoors' trademarks Mossy Oak Break-Up and/or New BreakUp and Duck Blind patterns. The term of the agreement is two years from the effective date of the agreement, May 30, 2003. During 2007, the Company extended the terms of this agreement with Haas Outdoors for an additional two years. We paid a one time $250 licensing fee for these rights. We are also required to pay to Haas Outdoors a running royalty, which is included in the price of fabrics purchased from licensed vendors of Haas Outdoors.

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

•  Hunting enthusiasts; and
•  Professional hunters.

Arctic Armor Line

Our Arctic Armor line products are intended for use by the following consumer groups that are in the Company’s target market for these products:

•  Ice fisherman
•  Snowmobilers
•  Utility workers
•  Oil/gas pipeline workers
•  Construction workers; and
•  Ski resort workers.

House Wrap

In early January 2008, we announced that we had completed our research and development effort on a new use for INSULTEX as a house wrap for the building construction industry. This house wrap will provide barrier protection plus moisture vapor transmission and the novel feature of approximately R2 insulation. The house wrap was designed specifically to add enhanced insulating characteristics. In addition the house wrap will be priced competitively with existing house wraps that do not provide any insulation. We are currently using the house wrap in some controlled test application so as to provide useful statistical data. The development efforts were conducted by our own personnel.

Website and Retailers

We sell both wholesale and retail products on our website. Our website, located at www.idigear.com, became operational in October 2002 and contains information on our products, technical information on INSULTEX insulation, e-commerce capabilities with "shopping cart", wholesaler information and order forms, company contact information, and links to retailers that carry our products. We have obtained the services of BA Web Productions who assists us in designing and continually developing our website. Our website features a "wholesaler only" area, allowing our wholesalers access to information, ordering, and reordering. The web site is hosted by Nidhog Hosting. The secure payment gateway provider for our online e-commerce is SkipJack Financial Services.

Our products are offered and sold by retailers, distributors and companies in approximately thirty states, Canada, Russia and Finland who purchase our products at wholesale prices which they plan to sell at their retail prices, or use within their industry:

Sales

We primarily sell our products through independent sales agents and agencies. Once we have made contact with a potential sales agency or solo agent, we evaluate their existing accounts, the capacity and potential for them to effectively push our products. We also look at their current product lines through the sales channel. Our market area is the outdoor industry which includes all activity done in cold weather. These activities include recreational such as hunting, ice fishing, snowmobiling, and industries such as oil and gas, utilities and construction. Once we agree to bring on an independent sales agent or agency, we enter into a standard agreement.

A typical sales representative agreement will have a term of one year with the right of either party to terminate upon thirty days written notice. We do not provide any free samples of our products and all sales expenses are the sole obligation of the sales agent. In the case of our agreement for Russia and Finland, the agent is required to prepay for all products ordered.

Certain retailers buy directly from us. We have no verbal or written agreements with them. These retailers purchase our products strictly on a purchase order basis. During our last fiscal year, we sold our products to such retailers as Gander Mountain, Dicks Sporting Goods, Donaham’s and Scheels All Sports.

We distribute our products to the following:

Sleeping Bag Products

We distribute our sleeping bag products through sporting goods catalogs, sporting shows and trade shows, and retail outlets and chains.

Swimeez Products

We distribute our Swimeez products through sporting goods catalogs, trade shows, and retail outlets and chains.

Stadium Pack Products

We distribute our Stadium Pack products through sporting goods catalogs, trade shows, sporting shows, and retail outlets and chains.

Hunting Apparel Line

We distribute our hunting apparel through national and local retail chains.

Six pocket pants, 1/2 zip pullover jacket with collar, parka jacket, fleece jacket, guide series shirt, bib coveralls in light weight, bib coveralls in arctic weight. We distribute these products to the public, through trade shows, product information mailings to prospective retail buyers, and private showings to targeted buyers in the retail industry.

Arctic Armor Line

We distribute the Arctic Armor Line to retailers and distributors across the United States and Canada and recently in Russia and Finland. These products will also be marketed to utility companies, oil/gas pipeline workers and to construction workers.

Our marketing program consists of the following:

MARKETING COMPONENT

Webside Development and Internet Marketing

We contract with marketing consultants to:

(a) increase visitation to our website;
(b) link with other established websites;
(c) issue press releases to on-line publications;
(d) conduct banner advertising;
(e) develop arrangements with online retailers that purchase our products on a wholesale basis.

Sales Representatives

Our vice president of sales and marketing works to:

(a) sell our merchandise to retail chain stores;
(b) attend and network trade shows to establish industry related contracts;
(c) initiate relationships with local and national recreational organizations; and
(d) provide support to our manufacturer representatives

Contract with Manufacturer

We utilize the services of sales agencies to represent our products in the United States, Canada, and recently in Russia and Finland.

Public Relations Campaign

Subject to funding, we plan to contract with marketing consultants to develop and distribute press releases regarding company status, product innovations, and other notable events and developments. Currently our public relations are conducted by our own staff.

Design and Develop

We presently use our own staff for services related to literature, displays, develop brochures, point-of-sale displays, mailers, media materials, and literature and sales tools for our sales representatives and manufacturer representatives. At such time as we have sufficient funding, we intend to contract out some of these services.

Establish Wholesale

We are and continue to develop relationships or distribution relationships with retail points for our products to retail chain outlets and mass merchandisers to sell our products.

Develop Trade Show Booth

We use our own personnel to design and develop a portable display booth, and product materials to be used in sporting goods and outdoor apparel trade shows.

We ship wholesale product orders by United Parcel Service or trucking companies. Retail orders from our website are shipped United Parcel Ground Service or Federal Express overnight. The costs of shipping our finished goods is paid by our customers. We have not instituted any formal arrangements or agreements with United Parcel Service, Federal Express or trucking companies, and we do not intend to do so.

Our "idigear" label is sewn on all of our products. Haas Outdoors, Inc.'s Mossy Oak Break Up and New Break Up and Duck Blind hang tags are attached only to our "Mossy Oak pattern" stadium pack products. Additionally, we will be utilizing the Mossy Oak camouflage on the new products that we are in the development stages of introducing, which will feature the Mossy Oak hang tag with our "idigear" hang tag. Our new hunting apparel line also includes a hang tag noting such endorsement.

INSULTEX will be used in all our finished goods and will be purchased directly from the Ketut Group.

All of our products are sub-manufactured by PT Lidya and Natalia located in Indonesia. Because the predominant function of the Stadium Pack is a sleeping bag, they are imported as sleeping bags. Indonesia does not impose quotas that limit the time period or quantity of items which can be imported. The United States Customs Service imposes a 9% importation duty on all finished goods based upon our completed stadium packs. All other products are 6.5% including INSULTEX.

We have no verbal or written agreements or long term agreements with PT Lidya and Natalia and we do not plan to obtain any such agreements. Our products are manufactured on a per order basis.

The fulfillment process involved in completing wholesale orders for non-stocked swimsuit, hunting line and arctic armour products is described below:

DAY	ACTION

1
We receive a purchase order for a certain number of items from a wholesale purchaser by hand delivery, fax, courier, or mail, with an authorized signature of the purchaser. We do not accept telephone orders.

We contact our sub-manufacturers with the details of the order, including the number of units to be produced according to design or model, size, or color. The sub-manufacturer procures all materials required for the product.

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

The basis for the above time estimates has been derived from our prior experience with the sub-manufacturer.

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

The basis for the above time estimates has been derived from our prior experience with the sub-manufacturer.

Any inventory we maintain is stored at our warehousing facility. Our warehouse facility has the capacity to hold 250,000 finished products in inventory.

In late 2003, we were granted a trademark for our name "idigear" with the United States Patent and Trademark Office.

In late 2005, we were granted the mark "INSULTEX" by the United States Patent and Trademark Office.

The INSULTEX Technology is protected by a Korean patent. We have been granted a license for marketing and distribution rights for use of INSULTEX in swimeez and stadium packs and the rights to purchase INSULTEX for the manufacture of other apparel and accessory items and any other use containing INSULTEX.

Our production costs are limited to the invoices we receive from our sub-manufacturer, PT Lidya and Natalia, on a per production basis.

Because we use sub-manufacturers for our products, we do not require any equipment for manufacturing and we do expect to incur any material costs affiliated with purchase of plant and significant equipment. We do not currently have any plant or significant equipment to sell.

We have spent no funds on research and development of our products. In March of 1999, our ex-affiliate, RMF Global, hired and paid $5,275 to Vartest Laboratories, Inc. to perform testing of the INSULTEX material. Other than the testing performed by Vartest Laboratories, Inc, Innovative Designs, Inc. has spent no significant funds on research and development.

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

United States Customs Service

We are required to pay a 9% importation duty to the United States Customs Service on all finished goods, based upon our completed Stadium Pack. All other products are 6.5% including INSULTEX. We import INSULTEX from Indonesia from the Ketut Group, in accordance with Innovative Design’s agreement with the Ketut Group.

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

We currently have a total of 6 employees, 3 of which are full time employees and 3 of which are part-time employees. Our full-time employees are:

•  Joseph Riccelli, our Chief Executive Officer;
•  Joseph A. Riccelli, our Vice President; and
•  Gregory P. Domian, Vice President of Sales and Marketing.

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

ITEM 1A RISK FACTORS.

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

•    Russell Athletics
•    Scentlock
•    Various big-box private labels

Some of our biggest competitors in the Arctic Armor™ line are:

•  Ice Clam Corporation
•  Vexilar
•  Mustang Survival

We compete in the following ways:

A. Emphasize the Advantages of our Products.

Floating Swimwear Products

We emphasize the following characteristics of our swimeez swimsuit product:

•	inherent buoyancy of INSULTEX which is sewn into our swimsuit and results in a less obtrusive swimming experience while still retaining buoyancy in comparison to some of our competitors; and
•	low weight.

Stadium Pillow Products

We emphasize the following advantages of our Stadium Pack product:

•	Our Stadium Pack product has multiple uses by acting as a stadium seat cushion or pillow, thermal rain parka, sleeping bag, flotation raft and double comforter; and
•	Our Stadium Pack product has the advantages of low weight, compactness, water repellency, and thermal insulation properties.

Hunting Line

We emphasize the following characteristics and advantages of our hunting line products:

•	light weight;
•	compactness;
•	water proof;
•	thermal insulation properties which makes a thinner more compact and warmer garment or accessory than some of our competitors;
•	competitive wholesale and retail prices; and
•	introduction of a new proprietary technical insulation, i.e. "INSULTEX", to the hunting industry that has fewer such technical insulations in use by that industry; and
•	scent barrier.

Arctic Armor Line

We emphasize the following characteristics and advantages of our Arctic Armor line products:

•	light weight
•	waterproof
•	windproof
•	sub-Zero Protection
•	buoyancy

The basis for our above product claims is derived from the Vartest Lab Results, a fiber/yarn, fabric and apparel testing firm.

INSULTEX provides a scent barrier which we had a permeation test performed on at the Texas Research Institute Austin, Inc. The product was subjected to gas simulant for an eight-hour period. The product was tested for permeation of the gas every three minutes for the duration of the test with almost no detection of the gas throughout the test. The testing was based upon accepted industry practices as well as the test method used.

B.	Utilize our web site to promote, market, and sell our products to consumers.

C.	Utilize professional sales representatives and manufacturer representatives to sell our products to established retailers, especially sporting goods retailers.

D.
Utilize product endorsements from professional athletes and sports figures to bolster awareness and image of our products. We currently have former all pro national football league player Bill Maas endorsing our hunting apparel line. We added Mr. Tom Nelson, “The American Archer”, who is, and has been seen regularly on The Outdoor Channel.

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

Cyclicality

The Company’s apparel sales fluctuate based on temperature and weather conditions. Our products are suitable primarily for cold weather conditions. This will cause a cyclical effect on sales.

Material Acquisition

All of the materials and items required to manufacture our products are purchased by our manufacturer in Indonesia with the exception of the Mossy Oak material. We order the Mossy Oak material and it is delivered to our manufacturer.

The Company has only one supplier of INSULTEX, the special material which is manufactured within the apparel of our products. Additionally, we have one manufacturer that produces the apparel on behalf of the Company, located in Indonesia.

Our Indonesia based manufacturer, PT Lidya and Natalia, has sole discretion in the sourcing and ordering of materials for their production runs, the costs of which we reimburse PT Lidya and Natalia.

Geographic Concentration

Many of the Company’s sales to retailers are concentrated in colder climates of the United States and Canada. To the extent that any regional economic downturn impacts these regions, the Company will be adversely affected.

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

Sarbanes-Oxley

Unless the current requirement for compliance with Section 404 of the Sarbanes-Oxley is changed, the Company will experience higher internal and auditing costs to comply by the end of fiscal 2008.

Significant Customer

Earned revenues for the fiscal year ending October 31, 2007 include revenues earned to one major customer. One major customer accounted for approximately 22.5% of our total revenue. Performance of this customer in its own market could have negative impact on the Company’s sales and results of operations.

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

In October 2002, we arranged for the lease of warehouse space for our inventory and raw materials at 124 Cherry Street, Etna, Pennsylvania. This facility encompasses 13,000 square feet of storage space on the first floor and 2,000 square feet for our sales department offices located on the second floor. We have entered into a verbal agreement with the owner of the building, Frank Riccelli, and we pay $2,600 per month for the space. This facility is composed of: (a) warehouse and storage areas including four (4) shipping bays and a distribution area consisting of square footage to store upward of 250,000 finished goods products; and (b) four (4) offices, one (1) conference room, with presentation area and sample display and (2) bathrooms totaling approximately 2,000 square feet located on the second floor. The building in which our offices are located is owned by Frank Riccelli, and is subject to a $120,000 mortgage. Mr. Frank Riccelli is the brother to our Chief Executive Officer. The condition of our leased property is good.

We do not own any property nor do we have any plans to own any property in the future. We do not currently intend to develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities. We consider the condition of our leased property to be suitable for our needs.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to dispute and litigation in the ordinary course of our business. None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

The following is a summary of the various litigation matters we have been involved in:

United States District Court for the Western District of Pennsylvania
Case No. 04-00593-AJS

On November 2, 2007, Innovative Designs, Inc. participated in oral argument before a three-judge panel of the United States Court of Appeals for the Third Circuit regarding its appeal from the Orders of the Honorable Arthur J. Schwab finding Innovative Designs bound to the terms of an arbitration clause set forth in a contract to which it was not a party, and recognizing and enforcing a foreign arbitral award purportedly entered by default in arbitration proceedings in Italy. No one participated in oral argument of the Appellees, Elio D. Cattan (“Cattan”) and Eliotex, SRL (“Eliotex”), and no appeal brief was ever filed on their behalf. Innovative Designs awaits the Court’s ruling.

Greystone, Inc., which purchased the judgment at Sheriff Sale on September 5, 2007, subsequently sold the judgment by assignment to a Pennsylvania LLC controlled by an affiliate of our Chief Executive Officer at the behest of Innovative Designs. Innovative Designs has elected not to cause the judgment entered by Judge Schwab to be satisfied of record at this time, in order not to moot its appeal. Innovative Designs is confident in its position, and seeks vindication by the Third Circuit. Innovative Designs has entered into an agreement by which it may purchase and satisfy the judgment at a time of its choosing. In the opinion of our legal counsel, the judgment no longer represents a threat to the legal or economic viability of Innovative Designs. Once the appeal has been determined, Innovative Designs will request the judgment be satisfied of record.

Innovative Designs does have the right to administratively reopen the case for the purpose of adjudicating the claims it originally brought in the action, seeking, inter alia, a Declaration of Non-Infringement of the Cattan/Eliotex patent and a Declaration the patent is null and void under applicable U.S. law. No decision has yet been made as to whether or not to pursue further relief before Judge Schwab. Neither Cattan, Eliotex nor their counsel has played any role in the case subsequent to the filing of Innovative Design's appeal.

United States Bankruptcy Court for the Western District of Pennsylvania
Case No. 06-23921-MBM

On September 24, 2007, Innovative Designs filed a Motion to Dismiss the bankruptcy case initiated by Cattan and Eliotex, citing the fact that the Petitioning Creditors no longer own any interest in the judgment which formed the basis of their claim, and asserting that the Petitioning Creditors no longer had standing to pursue the claims, or, hence, the case.

On October 22, 2007, Innovative Designs filed Objections to Claims Nos. 1, 2, 3, 4 and 5, asserting that the instant claims, representing the claims of each of the Petitioning Creditors, were improper and null and void, as the judgment which formed the basis of those claims was no longer owned by any of the Petitioning Creditors, and hence the Petitioning Creditors had no standing to pursue the claims further.

On October 26, 2007, a Stipulation between the Petitioning Creditors and Innovative Designs was entered seeking a Stipulated Order of Dismissal of the bankruptcy case, which Order was signed by the Honorable Chief Bankruptcy Court Judge M. Bruce McCullough on October 31, 2007. Innovative Designs is no longer in bankruptcy, and notice to that effect was immediately transmitted to the appropriate regulatory bodies.

United States District Court for the Western District of Pennsylvania
Case No. 06-00582-AJS

This case was filed by Cattan and Eliotex seeking relief ancillary to the judgment obtained by Cattan and Eliotex against Innovative Designs, which judgment, as aforesaid, was subsequently purchased at Sheriff Sale by Greystone, Inc. and subsequently sold to a Pennsylvania LLC.

Counsel for Cattan and Eliotex has indicated to counsel for Innovative Designs that it has requested authority from Cattan and Eliotex to dismiss the action with prejudice and, failing that, to seek leave to withdraw as counsel for Cattan and Eliotex.

On October 29, 2007, Cattan and Eliotex's counsel filed a Motion to Withdraw as Attorneys for Plaintiff. Judge Schwab denied the Motion until such time as Cattan and Eliotex have secured substitute counsel. The case remains in limbo as Cattan and Eliotex have taken no action to secure substitute counsel. Innovative Designs believes much, if not all, of the averments made in the Complaint have been rendered moot by the subsequent purchase and assignment of the Cattan/Eliotex judgment. Legal counsel has advised that Innovative Designs is not directly implicated in this suit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.	MARKET FOR COMMON STOCK; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter for the last two fiscal years. Our common stock is quoted on the OTC Bulletin Board under the symbol IVDN. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

FY 2007	Low	High
Fourth Quarter	$.19	$.65
Third Quarter	$.22	$.41
Second Quarter	$.31	$.47
First Quarter	$.25	$.53
FY 2006	Low	High
Fourth Quarter	$.32	$.36
Third Quarter	$.32	$.35
Second Quarter	$.32	$.35
First Quarter	$.33	$.36

On February 5, 2008, the closing bid price was $.36.

The source of the above data is http://finance.yahoo.com.

Holders.

As of February 5, 2008, we had 166 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding.

Dividends.

We have not declared any cash dividends on our stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securites reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	$400,000	$0.42	(2)	$16,000	(1)

(1)	The Company has issued an additional 582,000 shares of its stock to various consultants in exchange for past and future services. The weight average price per share was $0.42.

(2)
Weighted average price was based on the market value of the shares on or about the date the service was performed. Market value of the price per share ranged from $2.00 to $0.15 per share over the period of time in which the various services were performed.

(3)	All stock that has been issued by the Company out of the equity compensation plan was for the exchange of services. No shares were sold for cash.

Use of Proceeds from Registered Securities.

Not applicable

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following information should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes,” “expects,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, and our overall business plan. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligations to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Background

Innovative Designs, Inc. (hereafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as swim wear, hunting apparel, and cold weather gear called “Artic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

•	Formulating and developing our business plan;
•	Raising funding either through the sale of our common stock or through borrowing;
•	Developing our marketing plan;
•	Completing the development, design and prototypes of our products, and
•	Obtaining retail stores to offer and sell our products.

In November 2006, we were placed into involuntary Chapter 7 bankruptcy proceeding which was subsequently converted to a Chapter 11 proceeding. In October 2007, our case was dismissed.

Results of Operations

Comparison of the fiscal year ended October 31, 2007, with the fiscal year ended October 31, 2006.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2007 and October 31, 2006:

	Fiscal Year Ended October 31, 2007	% of Sales	Fiscal Year Ended October 31, 2006	% of Sales	$ Increase (Decrease)	% Change

REVENUE	$674,541	100%	$78,013	100%	$596,528	100%
OPERATING EXPENSES
Cost of sales	219,665	32.5%	34,147	43.7%	185,518	31,1%
Non-stock compensation	78,000	11.5%	91,751	117.6%	(13,751)	(2.3)%
Selling, general and administrative expenses	259,809	38.5%	294,535	377.5%	(34,726)	(5.8)%
Arbitration award	-	-	4,176,000	5352.9%	(4,176,000)	(700.0)%

Income (loss) from operations	117,067	17.4%	(4,518,420)	(5791.9)%	3,442,431	(577.0)%
OTHER INCOME (EXPENSE)
Interest income (expense)	(63,974)	9.4%	(77,715)	(99.6)%	(141,689)	(23.7)%
Reversal of interest on related party debt	-	-	395,495	506.9%	(395,495)	(66.3)%
Net (loss) income	$53,093	7.9%	$(4,200,640)	(5384.5)%	$(77,697)	(13.0)%

Fiscal years ended October 31, 2007 and 2006

Revenues for the fiscal year ended October 31, 2007 were $674,541 compared to $78,013 for 2006. The increase was due primarily to our use of sales agents who were familiar with the industries that had a need for our Artic Armor line of products. Almost all of our sales for the fiscal year ended October 31, 2007 were for this product line.

Selling, general and administrative expenses were $256,872 for the fiscal year ended October 31, 2007 compared to $197,606 for the fiscal year ended October 31, 2006. The increase was on account of more sales commission being paid as a result of the increase in sales and an increase in professional fees and expenses attributable primarily to our bankruptcy matter. Professional fees for fiscal year 2007, were approximately $50,000.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2007, we funded our operations with revenues from sales and loans from our Chief Executive Officer. We will continue to fund operations from revenues and borrowings and the possible sale of securities.

Short Term: We funded our operations with revenues from sales and loans from our Chief Executive Officer. Our ability to obtain outside funding of either debt or equity was adversely affected by our status in bankruptcy. Further, the bankruptcy status has resulted in customers reducing their sales activity or ceasing to do business with us or all together. The loss of this revenue had an adverse impact on the Company’s short term liquidity. The financial institution restricted the amounts we can borrow on our lines of credit and they will not increase our borrowing capacity on the lines of credit. The Company continues to pay its creditors when payments are due and has been successful in expanding its sales base into the oil and gas industry and other areas where cold weather clothing is required.

Long Term: The Company will continue to fund operations from revenues, borrowings and the possible sale of its securities. The Company is currently pursing financing to fund its long-term liquidity needs. Subsequent to the end of our fiscal year ended October 31, 2007, we sold our common stock in a private placement to accredited investors and raised a total of $78,845. We also converted $40,000 of debt to equity in January 2008 and $110,000 of debt was converted to common stock in November 2007.

ITEM 7.	FINANCIAL STATEMENTS.

Our audited financial statements may be found beginning on page 32 elsewhere in this report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None

ITEM 8A.	CONTROLS AND PROCEDURES.

As of October 31, 2007 and 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of October 31, 2007 and 2006.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2007 and 2006, or subsequent to October 31, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

None of our directors hold directorships in any Securities and Exchange Commission reporting companies. Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	57	Chief Executive Officer/Chairman	1 year
Dean P. Kolocouris	35	Director	1 year
Robert D. Monsour	55	Director	1 year
Anthony Fonzi	59	Chief Financial Officer/Director	1 year
Daniel P. Rains	53	Director	1 year

Joseph Riccelli has been our Chief Executive Officer and Chairman of the Board since our inception in June 2002. Mr. Riccelli was the owner of Pittsburgh Foreign and Domestic, a sole proprietor car dealership located in Glenshaw, Pennsylvania. Joseph Riccelli attended Point Park College located in Pittsburgh, Pennsylvania from 1971 to 1972. On account of the litigation, as discussed in ITEM 3 LEGAL PROCEEDINGS, that involved the company and RMF Global, Inc., a company owned by Mr. Riccelli, filed a Chapter 7 Petition in bankruptcy court and the Company has since been dissolved.

Dean P. Kolocouris has been one of our Directors since our inception in June 2002. From December 1996 to present, Mr. Kolocouris has been a Loan Officer and Assistant Vice President at Eastern Savings Bank located in Pittsburgh, Pennsylvania. In June 1993, Mr. Kolocouris received a Bachelors Degree in Finance from Duquesne University located in Pittsburgh, Pennsylvania.

Robert D. Monsour has been one of our Directors since our inception in June 2002. From November 1997 to 2005, Mr. Monsour was the Administrator of RGM Medical Management, a medical management firm headquartered in Pittsburgh, Pennsylvania. Thereafter he has acted as a consultant specializing in litigation support to various attorneys and law firms in Western Pennsylvania. Mr. Monsour received the following degrees from the University of Pittsburgh located in Pittsburgh, Pennsylvania: (a) Juris Doctor Degree in May 1983; (b) completed the course of study for a Masters Degree in International Affairs at the Graduate School of Public and International Affairs in May 1983, with the exception of a required Masters Thesis; and (c) Bachelor of Arts Degree in Political Science in May 1978.

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

Daniel P. Rains has been a director since March 2007. Mr. Rains is currently Vice President of business development at McCart’s, Inc., a mechanical contracting firm. He has held this position for fifteen years. From 1981 through 1987, Mr. Rains was a professional football player for the Chicago Bears. He is a graduate of the University of Cincinnati.

Significant Employees

We have the following additional significant employees:

Gregory P. Domian, 51, has been our Vice President of Sales and Marketing since May 2005 and spends approximately 45 hours per week regarding this position. Gregory manages the sales force across the United States and Canada, attends all major trade shows for Innovative Designs, Inc. and performs inventory control. Prior to this, Mr. Domion was employed with 84 Lumber performing analysis of product sales from April 2000 to September 2003. Mr. Domion also worked at Dicks Sporting Goods performing assortment planning, purchasing, and advertising from 1994 to 1996. Mr. Domion has an Associates Degree from Duquesne University located in Pittsburgh, Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

Our Chief Executive Officer had a common stock transaction on October 1, 2007, which required reporting the transaction on a Form 4. The Form 4 was required to be filed no later than October 3, 2007. The Form 4 was filed one day late on October 4, 2007.

Code of Ethics

We have not, as yet, adopted a code of ethics. We have only one full time executive officer and a part time Chief Financial Officer who also acts as our principal accounting officer, both of whom have been with us since our formation. To date, our operations have been so minimal and our staff so small that we have not considered a formal standard relating to the conduct of our personnel.

ITEM 10. EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli	2006	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Chief Executive
Officer Chairman

Joseph Riccelli	2007	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Chief Executive
Officer Chairman

Our Chief Executive Officer has not been paid any compensation since inception.

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

Director Compensation

Name	Fees Paid Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anthony Fonzi	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Dean P. Kolocouris	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Robert D. Monsour	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Daniel P. Rains	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Joseph Riccelli	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Our directors did not receive any compensation for their services as directors during the fiscal year ended October 31, 2007. In December 2007, each director, except for our Chairman of the Board and Chief Executive Officer Mr. Joseph Riccelli, was awarded 25,000 shares of our common stock for services during the prior fiscal year. The value for the stock was $.40 per share. The total value for each director was $10,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the ownership as of February 5, 2008 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli		10,000,000	Direct	55.8%
	Chief Executive Officer
	Chairman of the Board of Directors	(1)	831,000	Indirect	4.6%
	142 Loire Valley Drive
	Pittsburgh, PA 15209

Common Stock	Robert D. Monsour		61,500	Direct	*
	Director
	6131 Saltzburg Road
	Murrysville, PA 15668

Common Stock	Dean P. Kolocouris		52,000	Direct	*
	Director
	120 Timberglen Drive
	Imperial, PA 15126

Common Stock	Daniel P. Rains		75,000	Direct	*
	2509 Wigham Road
	Aliquippa, PA 15001

Common Stock	Anthony Fonzi		45,000	Direct	*
	Director/Chief Financial Officer
	2912 Bryer-Ridge Ct.
	Export, PA 15632

All Directors and Executive Officers as a Group			11,820,500		60.4%

*	Represents less than one percent.

(1)
represents 581,000 shares of common stock held in the Gino A. Riccelli Trust and 250,000 shares of common stock held in the Joseph A. Riccelli Trust. Both Trusts are for the sons of our Chief Financial Officer. Mr. Joseph Riccelli is the trustee of both trusts.

By virtue of his stock ownership or control over our stock, Mr. Riccelli may be deemed to “control” the Company.

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

Our officers and directors have the following conflicts of interests:

•
We lease our executive offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli, for which we pay $700 per month for a total of $8,400 per year and we lease our warehouse space from the brother of our Chief Financial Officer. We pay $2,600 per month for a total of $31,200 per year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested]
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
99	Test Results from Vartest Lab*
100	Test Results from Texas Research Institute Austin, Inc.*

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003

We hereby incorporate the following additional documents by reference: (a) our Registration Statement on Form SB-2 and all amendments thereto which was filed on March 11, 2003, and amended on May 22, 2003, July 8, 2003, August 7, 2003, and September 9, 2003.

Reports on Form 8-K

On October 2, 2007, the small business issuer filed a Form 8-K under Items 8.0 “Other Events”. The other event was a petition to the bankruptcy court seeking to dismiss the bankruptcy case.

On October 31, 2007, the small business issuer filed a Form 8-K under Item 8.0 “Other Events”. The other event was the dismissal of the bankruptcy case.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2007 and 2006, our current auditors, Louis Plung & Company billed the Company $10,000 and $7,000 for professional services, respectively.

Audit Related Fees
None.

Tax Fees
None.

All Other Fees
None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: February 8, 2008	By:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 8, 2008	By:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer
Chairman of the Board of Directors

Date: February 8, 2008	By:	/s/ Anthony Fonzi
Anthony Fonzi
Chief Financial Officer,
Principle Accounting Officer,
and Director

Date: February 8, 2008	By:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: February 8, 2008	By:	/s/ Robert D. Monsour
Robert D. Monsour
Director

Date: February 8, 2008	By:	/s/ Daniel Rains
Daniel Rains
Director

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT
October 31, 2007 and 2006

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
Innovative Designs, Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying balance sheet of Innovative Designs, Inc. as of October 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended October 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Designs, Inc. as of October 31, 2007, and the results of its operations, and its cash flows for the years ended October 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Louis Plung & Company, LLP

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania
January 29, 2008

INNOVATIVE DESIGNS, INC.

BALANCE SHEET
October 31, 2007

2007
ASSETS

CURRENT ASSETS:
Cash	$6,555
Accounts receivable	209,000
Inventory	1,046,090
Total current assets	1,261,645

PROPERTY AND EQUIPMENT, NET	13,752

TOTAL ASSETS	$1,275,397

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$9,314
Current portion of notes payable	300,742
Accrued interest expense	91,995
Accounts payable - related party	28,220
Current portion of related party debt	146,000
Due to shareholders	236,500
Accrued expenses	4,476
Accrued liability related to arbitration award - related party	4,176,000
Total current liabilities	4,993,247

LONG-TERM LIABILITIES
Long-term portion of notes payable	411,426
Total long term liabilities	411,426

TOTAL LIABILITIES	5,404,673

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized Common stock, $.0001 par value, 500,000,000 shares authorized, 17,096,193 issued and outstanding	1,711
Additional paid in capital	5,049,064
Accumulated deficit	(9,180,051)
Total stockholders' (deficit)	(4,129,276)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,275,397

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
For the Years Ended October 31, 2007 and 2006

	2007	2006

REVENUE	$674,541	$78,013

OPERATING EXPENSES:
Cost of sales	219,665	34,147
Non-cash stock compensation	78,000	91,751
Selling, general and administrative expenses	259,809	294,535
Arbitration award	-	4,176,000
	557,474	4,596,433

Gain (loss) from operations	117,067	(4,518,420)

OTHER INCOME AND (EXPENSE):
Reversal of interest on related party debt	-	395,495
Interest expense	(63,974)	(77,715)
Other expense	-	-
	(63,974)	317,780

Net income (loss)	$53,093	$(4,200,640)

Per share information - basic and fully diluted

Weighted Average
Shares Outstanding	16,906,152	18,028,022

Net income (loss)	.003	(.23)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended October 31, 2007 and 2006

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2005	19,224,291	$1,923	$4,813,676	$(5,032,704)	$(217,105)

Shares issued for services	625,000	63	259,688	-	259,751

Shares issued for cash	611,000	61	261,059	-	261,120

Shares returned for nonperformance of services	(1,650,000)	(165)	(168,035)	200	(168,000)

Reverse shares issued for extinguishment of note payable	(1,909,098)	(191)	(763,448)	-	(763,639)

Reversal of license agreement with RMF Global	-	-	568,144	-	568,144

Net loss	-	-	-	(4,200,640)	(4,200,640)

Balance at October 31, 2006	16,901,193	1,691	4,971,084	(9,233,144)	(4,260,369)

Shares issued for services	15,000	2	5,998	-	6,000

Services performed - shares to be issued	180,000	18	71,982	-	72,000

Net income	-	-	-	53,093	53,093

Balance at October 31, 2007	17,096,193	$1,711	$5,049,064	$(9,180,051)	$(4,129,276)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
For the Years Ended October 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$53,093	$(4,200,640)
Adjustments to reconcile net income (loss) to cash (used in) operating activities:
Common stock returned for noncompliance services	-	(168,200)
Common stock issued for services	78,000	259,688
Depreciation and amortization	6,745	11,229
Extinguishment of related party debt	-	(568,144)
Interest reversed on related party note	-	(395,495)
Changes in operating assets and liabilities:
Accounts receivable	74,251	(12,451)
Inventory	(225,677)	(503,707)
Deposits	-	47,000
Prepaid commissions	6,377	(6,381)
Deferred financing	5,196	(7,558)
Accounts payable	2,433	(48,563)
Accrued expenses	(449)	3,009
Accrued interest on notes payable	29,795	39,879
Accrued liability related to arbitration award	-	4,176,000
Deferred revenue	(213,781)	213,781
Net cash (used in) operating activities	(184,017)	(1,160,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(160,703)	(20,681)
Payment on related party note	(20,000)	(93,000)
Payment of bank line of credit	-	(27,188)
Payment of shareholder advances	-	(43,000)
Proceeds from shareholder advances	195,000	44,000
Common stock issued for cash	-	261,059
Proceeds from bank line of credit	-	253,440
Proceeds from loan payable to related party	40,000	30,000
Proceeds from notes payable	70,000	211,620
Reversal of license agreement with RMF Global	-	568,144
Net cash provided by financing activities	124,297	1,184,394

Net (decrease) increase in cash	(59,720)	23,841

Cash - beginning of period	66,275	42,434
Cash - end of period	$6,555	$66,275

Supplemental cash flow information:

Cash paid for interest	$6,147	$36,891

Non-cash investing and financing activities:

Reversal of interest on extinguishment of debt	$-	$395,495

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Innovative Designs, Inc. (the “Company”), which was incorporated in the State of Delaware on June 25, 2002, markets cold weather recreational and industrial clothing products that are made from INSULTEX, a low density foamed polyethylene, a material with buoyancy, scent block and thermal resistant properties. These products are offered and sold by retailers, distributors and companies throughout the United States, Canada, Russia and Finland.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is derived from sales of the Company’s recreational products such as artic armor, stadium packs, floating swimwear and hunting apparel. Sales of these items are recognized when the items are shipped. The Company offers a 5 day return policy and no warranty on all of its products. All sales outside the United States are entered into using the U.S. dollar as its functional currency.

During 2006, the Company entered into a sales agreement with a national retailer whereby any unsold product may be returned to the Company. Revenue from this sales agreement was deferred until actual cash payments are received from the national retailer, at which time revenue was recognized and inventory is released into cost of goods sold. All unsold inventory from this retailer was returned in September 2007 and deferred revenue was reduced to $0.

Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2007 and 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Allowance for Bad Debts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2007, accordingly, no allowance for doubtful accounts is provided. If amounts become uncollectible, they will be charged to operations when the determination is made.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets - The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. There was no impairment of long-lived assets during 2007.

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

INNOVATIVE DESIGNS, INC.

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

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 157 to have an effect on its financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 ("FAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 159 to have an effect on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 14IR ("FAS 141 R"), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. FAS 141R is effective for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company presently does not expect the adoption of FAS 14IR to have an effect on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.160 ("FAS 160"), Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 160 to have an effect on its financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Reclassification - Certain 2006 balances were reclassified to conform with the 2007 financial statement presentation.

2.	GOING CONCERN AND LEGAL PROCEEDINGS

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations during prior years.  For years ended October 31, 2006, the company incurred a net loss of $4,200,640.  In addition, the Company has an accumulated deficit of $9,180,051 at October 31, 2007.

The Company's abilitty to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. The Company is currently pursuing financing for its operations and seeking to expand its operations. Failure to secure financing or expand its operations may result in the Company not being able to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from possible inability of the Company to continue as a going concern.

On November 2, 2007, the Company participated in oral argument before a three-judge panel of the United States Court of Appeals for the Third Circuit regarding its appeal from the Orders of the Honorable Arthur J. Schwab finding Innovative Designs bound to the terms of an arbitration clause set forth in a contract to which it was not a party, and recognizing and enforcing a foreign arbitral award purportedly entered by default in arbitration proceedings in Italy. No one participated in oral argument on behalf of the Appellees, Elio D. Cattan ("Cattan") and Eliotex, SRL (“Eliotex”), and no appeal brief was ever filed on their behalf. The Company awaits the Court's ruling.

Greystoner Inc., which purchased the judgment at Sheriff Sale on September 5, 2007, subsequently sold the judgment by assignment to a Pennsylvania LLC controlled by an affiliate of our Chief Executive Officer at the behest of the Company. The Company has elected not to cause the judgment entered by Judge Schwab to be satisfied of record at this time, in order not to moot its appeal Innovative Designs is confident in its position, and seeks vindication by the Third Circuit. The Company has entered into an agreement by which it may purchase and satisfy the judgment at a time of its choosing. In the opinion of legal counsel, the judgment no longer represents a threat to the legal or economic viability of the Company. Once the appeal has been determined, the Company will request the judgment be satisfied of record.

The Company does have the right to administratively reopen the case for the purpose of adjudicating the claims it originally brought in the action, seeking, inter alia, a Declaration of Non-Infringement of the Cattan/Eliotex patent and a Declaration the patent is null and void under applicable U.S. law. No decision has yet been made as to whether or not to pursue further relief before Judge Schwab. Neither Cattan, Eliotex nor their counsel has played any role in the case subsequent to the filing of the Company's appeal.

United States Bankruptcy Court for the Western District of Pennsylvania
Case No. 06-23921-MBM

On September 24, 2007, the Company filed a Motion to Dismiss the bankruptcy case initiated by Cattan and Eliotex, citing the fact that the Petitioning Creditors no longer own any interest in the judgment which formed the basis of their claim, and asserting that the Petitioning Creditors no longer had standing to pursue the claims, or, hence, the case.

On October 22, 2007, the Company filed Objections to Claims Nos. 1, 2, 3, 4 and 5, asserting that the instant claims, representing the claims of each of the Petitioning Creditors, were improper and null and void, as the judgment which formed the basis of those claims was no longer owned by any of the Petitioning Creditors, and hence the Petitioning Creditors had no standing to pursue the claims further.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

On October 26, 2007, a Stipulation between the Petitioning Creditors and the Company was entered seeking a Stipulated Order of Dismissal of the bankruptcy case, which Order was signed by the Honorable Chief Bankruptcy Court Judge M. Bruce McCullough on October 31, 2007- the Company is no longer in bankruptcy, and notice to that effect was immediately transmitted to the appropriate regulatory bodies.

United States District Court for the Western District of Pennsylvania
Case No. 06-00582-AJS

This case was filed by Cattan and Eliotex seeking relief ancillary to the judgment obtained by Cattan and Eliotex against the Company, which judgment, as aforesaid, was subsequently purchased at Sheriff Sale by Greystone, Inc. and subsequently sold to a Pennsylvania LLC owned by a related party.

Counsel for Cattan and Eliotex has indicated to counsel for the Company that it has requested authority from Cattan and Eliotex to dismiss the action with prejudice and, failing that, to seek leave to withdraw as counsel for Cattan and Eliotex.

On October 29, 2007, Cattan and Eliotex's counsel filed a Motion to Withdraw as Attorneys for Plaintiff. Judge Schwab denied the Motion until such time as Cattan and Eliotex have secured substitute counsel. The case remains in limbo as Cattan and Eliotex have taken no action to secure substitute counsel. The Company believes much, if not all, of the averments made in the Complaint have been rendered moot by the subsequent purchase and assignment of the Cattan/Eliotex judgment. The Company is not directly implicated in this suit.

The Company no longer faces any legal or financial jeopardy as a result of the Cattan/Eliotex litigation, is no longer in bankruptcy and has been able to resume its business operations in earnest.

3.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

2007

Equipment	$14,827
Furniture and fixtures	11,092
Leasehold improvements	4,806
Automobile	10,294

41,019
Less accumulated depreciation	25,310

$15,709

Depreciation expense for the years ended October 31, 2007 and 2006 was $4,788 and $6,993.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

4.	BORROWINGS

Borrowings at October 31, 2007 consisted of the following:

2007

Related Party Borrowings

Loan Payable - Related party; Riccelli Properties. Loan Payable is non-interest bearing with no payment terms.	$101,000

Loan Payable - Dean Kolocouris due on demand; interest is 10%.	40,000

Note Payable - Related party; Gregory P. Domian; there are no terms and is due upon demand.	5,000

Total Related Party Borrowings	$146,000

Other Borrowings

Note Payable - James Kearney; interest is flat rate of $8,000; principal and interest due and payable in full at any time after December 10, 2005.	$100,000

Loan payable - Citizens National Bank - due March 26, 2009; interest is 8% per annum; payable in monthly installments of $193.27.	2,252

Note Payable - Redevelopment Authority of Allegheny County; due June 2010; payable in monthly installments of $290. This is a non-interest bearing note.	9,433

Note Payable - U.S. Small Business Administration; due December 2035; payable in monthly installments of $1,820 including interest at 2.9% per annum.	414,367

Note Payable - Related party; Bonnie Dake; there are no terms and is due upon demand.	5,000

Subtotal	$531,052

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

2007

Subtotal from page 43	$531,052

Loan Payable - Daryl Zaontz; three notes payable: $30,000 due on October 14, 2007, interest is 14% per annum; $30,000 due on February 8, 2008, interest is 15% per annum; $40,000 due on December 10, 2007, interest is 10% per annum.	100,000

Loan Payable - Enterprise Bank line of credit; interest is prime rate plus 2.25%.	81,116

Total Other Borrowings	$712,168

Total Borrowings	$858,168

Less current portion of Related Party Borrowings	(146,000)

Less current portion of Other Borrowings	(300,742)

Total Long-Term Borrowings	$411,426

Maturities of debt for the next five years after October 2007 are as follows:

Year Ending October 31,	Related Party Borrowings	Other Borrowings	Total

2008	$146,000	$300,742	$446,742
2009	-	14,092	14,092
2010	-	13,129	13,129
2011	-	10,858	10,858
2012 and thereafter	-	373,347	373,347

	$146,000	$712,168	$858,168

In July 2005, the Company entered into a loan with a shareholder, Bonnie Dake, for $5,000. The loan has no terms, bears no interest and is due upon demand. Accordingly, no interest has been reflected within the financial statements.

In July 2005, the Company entered into a loan with a related party shareholder and employee Gregory P. Domian, for $5,000. The loan has no terms, bears no interest and is due upon demand. Accordingly, no interest has been reflected within the financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In July 2005, the Company received a no interest loan with Redevelopment Authority of Allegheny County in the amount of $13,923. The Company qualified for a loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004. The loan is to be repaid over a forty-seven month period in equal payments of approximately $290, commencing July 1, 2006. The loan balance was $9,433 at October 31, 2007.

In July 2005, the Company was approved for a low interest promissory note from the U.S. Business Administration in the amount of $280,100. The Company qualified for the loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004. The note bears interest at an annual rate of 2.9%. Monthly installment payments, including principal and interest, will be $1,186 beginning five months from the date of the promissory note. The note will be payable over 30 years. Certain guarantees of collateral were made by the Company’s Chief Executive Officer and shareholder, Joseph Riccelli to service the note. The Company is to use the loan proceeds to repair or replace the following: approximately $6,200 for machinery and equipment; approximately $80,100 for furniture and fixtures; approximately $148,700 for inventory; and approximately $45,100 for working capital. The Company has received the full amount of this loan at October 31, 2005. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note still bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, will increase to $1,820 due every month beginning February 13, 2006. All remaining principal and accrued interest are due and payable on July 13, 2035. The loan balance was $414,367 at October 31, 2007.

In September 2005, the Company entered into a 42 month loan payable with Citizens National Bank for $7,000 due March 2009. This loan was used to finance a pick-up truck purchased by the Company. The loan is payable in monthly installments of $193.27 including interest at 8.5% per annum. The loan balance was $2,252 on October 31, 2007.

In September 2005, the Company signed a new loan agreement with James Kearney for a note payable. This new agreement is for a prior note payable of $100,000, dated July 2004, in addition to accrued interest of $62,000. This note bears interest at a flat rate of $8,000. The principal of $100,000 and interest of $86,200 are payable in full at any time after December 10, 2005.

On May 18, 2006, the Company entered into a loan of credit agreement with Enterprise Bank for borrowing up to $900,000 with a rate of interest computed at Prime plus 2.25%. The terms of this agreement were modified on June 1, 2006 to reduce borrowings to a maximum of $300,000 with interest computed at prime rate plus 2.25%. Interest is calculated from the date of each advance until repayment of each advance. The payment of all borrowings and accrued interest is due on demand. Borrowings as of October 31, 2007 were $81,116. This loan is collateralized with a First lien on all business assets of the Company business including, but not limited to, the licensing agreement to manufacture and distribute products containing INSULTEX insulation. Personal property of the Chief Executive Officer of the Company was also used as collateral.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In November 2006, the Company entered into a loan payable with a related party, Dean Kolocouris for $40,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% per annum.

In October 2006, the Company entered into three loans payable with Daryl Zaontz for $100,000. These loans were to be used to purchase inventory. The first loan was for $30,000 to be paid back in full on or before October 14, 2007, including interest at 14% per annum. The second loan for $30,000 is to be paid back in full on or before February 8, 2008, including interest at 15% per annum. The third loan for $40,000 was to be paid back in full on or before December 10, 2007, including interest at 10% per annum.

On November 7, 2006, the $30,000 loan plus interest that was due on or before October 14, 2007 was converted to 110,000 shares of the Company’s common stock.

5.	EXCLUSIVE LICENSING AND MANUFACTURING AGREEMENT

On April 16, 2006, the Company entered into an Exclusive License and Manufacturing Agreement (the “Agreement”) with the Ketut Group, with an effective date of April 1, 2006, whereby the Company acquired an exclusive license to develop, use, sell, manufacture and market products related to or utilizing INSULTEX™, Korean Patent Number, (0426429) or any Insultex Technology. At the behest of the Board of Directors, the Insultex trademark was chosen as the mark to identify the product utilized by Innovative since its inception, and was originally registered by Joseph Riccelli on February 17, 2005. The new trademark, intended to avoid confusion arising from the use of the old Eliotex trademark in association with a new, subsequent, different and separately-patented product, was assigned by Mr. Riccelli to the Company on April 25, 2006, with that assignment to become effective upon final approval of the Statement of Use by the United States Patent and Trademark Office. The License was awarded by the Korean inventor, an individual who is part of the Ketut Group, and the manufacturer of INSULTEX™. The Company received an exclusive forty (40) year worldwide license, except for Korea and Japan, with an initial term of ten (10) years and an option to renew the License for up to three (3) successive ten (10) year terms. Additionally, the Company was granted the exclusive rights to any current or future inventions, improvements, discoveries, patent applications and letters of patent which the Ketut Group controls or may control related to INSULTEX™. Furthermore, the Company has the right to grant sub-licenses to other manufacturers for the use of INSULTEX™ or any Insultex Technology.

6.	EQUITY COMPENSATION PLAN

The Company’s Equity Compensation Plan (the “Plan”), which is shareholder-approved, permits the Company to grant options and shares to employees for services based on the fair value of the equity instruments issued and to non-employees based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of the Equity Compensation Plan as of October 31, 2007 and 2006 is presented below:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding balance at beginning of year	16,000	$.42	16,000	$.42

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited/Cancelled	-	-	-	-

Outstanding balance at end of year	16,000	$.42	16,000	$.42
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
During 2007 through 2006, the Company has issued an additional 582,000 shares of its stock, that were not part of the Equity Compensation Plan, to various consultants in exchange for past and future services. The weighted average price per share was $0.42.

7.	CONCENTRATIONS

Earned revenues for the fiscal year ending October 31, 2007 includes earned revenue to one major customer. The major customer accounted for approximately 22% of total Company earned revenue for the fiscal year. Accounts receivable from this customer was approximately $120,000 at October 31, 2007.

Earned revenues for the fiscal year ending October 31, 2006 include earned revenue to three major customers. The three major customers accounted for approximately 57% of total Company earned revenue for the fiscal year. Accounts receivable from these customers was approximately $1,700 as of October 31, 2006.

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company. Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

8.	INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2007	2006

Income tax provision at the federal statutory rate	34%	34%
Effect of operating losses	34%	34%

	-	-

The Company's deferred tax asset is as follows:

	2007	2006

Deferred tax assets	$15,899	$40,851
Less: valuation allowance	(15,899)	(40,851)

Net deferred taxes	$-	$-

The Company has a net operating loss of approximately $1,954,292 and $1,912,020 at October 31, 2007 and 2006, respectively, which can be carried forward through October 31, 2025. The principal difference between the net operating loss for book purposes and income tax purposes results from common shares issued for services aggregating of $6,000 and $259,751 at October 31, 2007 and 2006, respectively.

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

9.	COMMITMENTS

The Company currently maintains two offices which are leased pursuant to an oral agreement on a month-to-month basis for approximately $3,300 per month. For the years ended October 31, 2007 and 2006, rent expense totaled approximately $39,600 for each year.

10.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenue	$215,683	$42,951	$35,093	$380,814	$674,541
Income (Ioss) from operations	54,081	(45,745)	(48,515)	157,246	117,067

NET INCOME (LOSS)	$46,882	$(65,190)	$(52,366)	$123,767	$53,093

Weighted average shares outstanding	16,906,030	16,906,030	16,906,030	16,906,193	16,906,152

Basic income (loss) per share	.003	(.004)	(.003)	.007	.003

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenue	$12,241	$7,138	$41,330	$17,304	$78,013
(Loss) from operations	(220,422)	(78,466)	(66,243)	(4,153,289)	(4,518,420)

NET INCOME (LOSS)	$(224,560)	$884,684	$(83,554)	$(4,777,210)	$(4,200,640)

Weighted average shares outstanding	17,667,073	18,470,740	16,882,552	16,901,193	18,028,022

Basic loss per share	(0.013)	(0.05)	(0.00)	(0.28)	(0.23)

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

11.	SUBSEQUENT EVENTS

The Company issued 997,450 shares of the Company’s common stock subsequent to the date of the financial statement valued at $374,160. 180,000 shares, valued at $72,000 were for services which occurred for the fiscal year-end October 31, 2007. The shares are reflected in the statement of operations non-cash stock compensation and the statement of stockholders’ deficit as services performed - shares to be issued. The remaining shares of 817,450, of which 118,800 shares, valued at $78,450, were issued for cash and 588,650 shares, valued at $185,210 were issued for services performed, subsequent to the date of the financial statements and 110,000 shares were used to convert $38,500 of debt.

Exhibits