Form 10QSB
period 2008-01-31
INNOVATIVE DESIGNS INC
filed 2008-03-21
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ________.

Commission File Number: 000-5179

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

As of February 29, 2008, there were 18,029,743 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format:  YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-QSB for the Quarter Ended January 31, 2008

		Page No.
	Part I — Financial Information

Item 1.	Condensed Financial Statements (unaudited)

	Condensed Balance Sheets at January 31, 2008 and October 31, 2007	1

	Condensed Statements of Operations for the Three Months Ended January 31, 2008 and 2007	2

	Condensed Statement of Changes in Stockholders’ Deficit at January 31, 2008 and October 31, 2007	3

	Condensed Statements of Cash Flows for the Three Months Ended January 31, 2008 and 2007	4

	Notes to Condensed Financial Statements	5 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

Item 3.	Controls and Procedures	10

	Part II — Other Information

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	11

Item 5.	Other Information	12

Item 6.	Exhibits	12

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
January 31, 2008 (Unaudited) and October 31, 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$211,016	$6,555
Accounts receivable	155,427	209,000
Inventory	1,061,282	1,046,090
Total current assets	1,427,725	1,261,645

PROPERTY AND EQUIPMENT, NET	12,555	13,752

TOTAL ASSETS	$1,440,280	$1,275,397

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$9,314
Current portion of notes payable	231,109	300,742
Accrued interest expense	88,200	91,995
Accounts payable - related party	28,220	28,220
Current portion of related party debt	126,000	146,000
Due to shareholders	236,500	236,500
Accrued expenses	-	4,476
Accrued liability related to arbitration award	4,176,000	4,176,000
Total current liabilities	4,886,029	4,993,247

LONG-TERM LIABILITIES:
Long-term portion of notes payable	404,025	411,426
Total long term liabilities	404,025	411,426

TOTAL LIABILITIES	5,290,054	5,404,673

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 17,913,643 and 17,096,193 shares
issued and outstanding	1,793	1,711
Additional paid in capital	5,353,400	5,049,064
Accumulated deficit	(9,204,967)	(9,180,051)
Total stockholders' (deficit)	(3,849,774)	(4,129,276)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,440,280	$1,275,397

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	January 31, 2008	January 31, 2007

REVENUE	$234,183	$215,683

OPERATING EXPENSES:
Cost of sales	135,825	85,908
Non-cash stock compensation	2,400	6,000
Selling, general and
administrative expenses	113,853	69,694
	252,078	161,602

Income (loss) from operations	(17,895)	54,081

OTHER INCOME AND (EXPENSE):
Interest expense	(7,021)	(7,199)

Net income (loss)	$(24,916)	$46,882

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	17,522,343	16,906,030

Net income (loss) per share	(.001)	.003

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
January 31, 2008 (Unaudited) and October 31, 2007

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2006	16,901,193	$1,691	$4,971,084	$(9,233,144)	$(4,260,369)

Shares issued for services	15,000	2	5,998	-	6,000

Services performed -
shares to be issued	180,000	18	71,982	-	72,000

Net income	-	-	-	53,093	53,093

Balance at October 31, 2007	17,096,193	1,711	5,049,064	(9,180,051)	(4,129,276)

Shares issued for services	6,000	1	2,399	-	2,400

Shares issued for cash	661,450	66	249,452	-	249,518

Shares issued for
extinguishment of debt	150,000	15	52,485	-	52,500

Net loss	-	-	-	(24,916)	(24,916)

Balance at January 31, 2008	17,913,643	$1,793	$5,353,400	$(9,204,967)	$(3,849,774)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Unaudited)

	For the Three Months Ended
	January 31, 2008	January 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,916)	$46,882
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Common stock issued for services	2,400	6,000
Depreciation and amortization	1,197	1,197
Changes in operating assets and liabilities:
Accounts receivable	53,573	(59,040)
Inventory	(15,192)	32,438
Accounts payable	(9,314)	-
Accrued expenses	(8,271)	613
Other assets	-	4,013
Net cash provided by (used in) operating activities	(523)	32,103

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(24,534)	(36,873)
Payment on related party note	(20,000)	-
Receipt of shareholder advances	-	10,000
Common stock issued for cash	249,518	-
Net cash (used in) provided by financing activities	204,984	(26,873)

Net increase (decrease) in cash	$204,461	$5,230

Cash - beginning of year	$6,555	$66,275
Cash - end of period	$211,016	$71,505

Supplemental cash flow information:

Cash paid for interest	$3,049	$3,162

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2008

1.	BASIS OF PRESENTATION - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending October 31, 2008 or any future period.

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2008

4.	GOING CONCERN AND LEGAL PROCEEDINGS

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three month period ended January 31, 2008 and 2007, the Company incurred a net income (loss) of ($24,916) and $46,882, respectively. The Company has incurred significant losses since inception. The Company has working capital of ($3,458,304) and ($3,731,602) and a stockholders’ (deficit) of ($3,849,774) and ($4,129,276) at January 31, 2008 and 2007, respectively.

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2008

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we or “our”) was formed on June 25, 2002. We market and sell clothing products such as hunting apparel, and cold weather gear called “Artic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant proprieties. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

•	Raising funding either through the sale of our common stock or through borrowing;

•	Developing and evolving our marketing plan;

•	Completing the development, design and prototypes of our products, and

•	Obtaining retail stores or sales agents to offer and sell our products.

In November 2006, we were placed into involuntary Chapter 7 bankruptcy proceeding which was subsequently converted to a Chapter 11 proceeding. On October 31, 2007, we were dismissed form the bankruptcy proceeding.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2008

Results of Operations

Comparison of the Three Months Ended January 31, 2008 with the Three Months Ended January 31, 2007

Revenues

The following table shows a comparison of the results of operations between the three months ended January 31, 2008 and three months ended January 31, 2007:

	Three Months Ended January 31, 2008	% of Sales	Three Months Ended January 31, 2007	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$234,183	100%	$215,683	100%	$18,500	8.6%

OPERATING EXPENSES
Cost of sales	135,825	58.0%	85,908	39.8%	49,917	58.1%
Non-stock compensation	2,400	1.0%	6,000	35.9%	(3,600)	(60%)
Selling, general and administrative expenses	113,853	48.6%	69,694	32.3%	44,159	63.4%
	252,078	107.6%	161,602	72.1%	90,476	56.0%
Income (loss) from operations	(17,895)	(7.6%)	54,081	27.9%	(71,976)	(133.1%))

OTHER INCOME (EXPENSE)
Interest expense	(7,021)	(3.0%)	(7,199)	(3.3)%	178	(2.5%)
	(7,021)	(3.0%)	(7,199)	(3.3)%	178	(2.5%)

Net income (loss)	$(24,916)	(10.6%)	$46,882	24.5%	$(71,798)	(153.1%)

The increase in sales revenue for the three months ended January 31, 2008 over the corresponding period ending January 31, 2007 is a result of our selling more of our Artic Armor line of products. We are also using more sales agents who are familiar with the industries that have a need for our Artic Armor products. Most of our sales during the period were for this product line.

Because of the seasonal nature of our current product lines, Artic Armor and our hunting line, we do not expect the next quarter to show strong sales of these items.

Our increase in the cost of sales is the result of paying more sales commissions during the quarter ending January 31, 2008. Selling, general and administrative expenses increased for the current quarter from the quarter ending January 31, 2007, in part because of the professional fees paid related to our bankruptcy proceedings.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2008

Liquidity and Capital Resources

During the quarter ended January 31, 2008, we funded our operations with revenues from sales and loans from our Chief executive Officer. We will continue to fund operations from revenues and borrowings and the possible sale of securities. Our ability to obtain outside funding of either debt or equity was adversely affected by our status in bankruptcy.

Short Term: We funded our operations with revenues from sales and loans from our Chief Executive Officer. Our ability to obtain outside funding of either debt or equity was adversely affected by our status in bankruptcy. Further, the bankruptcy status resulted in customers reducing their sales activity or ceasing to do business with us or all together. The loss of this revenue had an adverse impact on the Company’s short term liquidity. The financial institution has restricted the amounts we can borrow on our lines of credit and they will not increase our borrowing capacity on the lines of credit. The Company continues to pay its creditors when payments are due and has been successful in expanding its sales base into the oil and gas industry.

Long Term: The Company will continue to fund operations from revenues, borrowings and the possible sale of its securities. The Company is currently pursing financing to fund its long-term liquidity needs.

ITEM 3. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of January 31, 2008 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2008

PART II

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2007, we issued a total of 425,000 shares of our common stock to three consultants for their services. The closing price of our common stock on that date was $.35 per share. Based on the closing price, the value of the common stock issued was $148,750. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities act of 1933, as amended.

On November 3, 2007, we issued 110,000 shares of our common stock to a noteholder in exchange for the note. The closing price of our common stock on that date was $.40 per share making the value of the transaction $440,000. The shares were issued without registration pursuant to the exemption provided by Section 4 (2) of the Securities Act of 193, as amended.

On November 3, 2007, we issued a total of 78,450 shares of our common stock to a total of six consultants and one of our legal counsel for their services. The closing price of our common stock on that date was $.40. Based on the closing price, the value of the common stock issued was $31,260. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 1, 2007, we issued each of our director’s except our CEO and Chairman of the Board 25,000 shares of our common stock for their services. We also issued 25,000 shares to our Vice-president Sales and 30,000 shares to one of our legal counsel for their services. The closing price of our common stock was $.40 per share. Based on the closing price, the value of the shares issued was $62,000. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 2, 2007, we issued a total of 118,800 shares of our common stock to five investors in a private placement. Total proceeds were $78,450. The shares were issued without registration pursuant to the exemption provided in Section 506 of regulation D, promulgated under the Securities Act of 1933, as amended as an offering to “accredited investors” as that term is defined in Regulation D.

On January 4, 2008, we issued 40,000 shares of our common stock to a consultant for services. The closing price for our common stock on that date was $.45 making the value of the services $18,000. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On January 5, 2008, we issued 4,500 shares of our common stock to a consultant for services. The closing price of our common stock was $.45 per share. Based on the closing price, the value of the shares issued was $2,025. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2008

On January 6, 2008, we issued 23,000 shares of our common stock to a consultant for services. The closing price of our common stock on that date was $.45 per share. Based on the closing price, the shares were valued at $10,350. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On January 7, 2008, we issued 40,000 shares of our common stock in exchange for debt. The closing price of our common stock on that date was $.35 per share. Based on the closing price, the value of the stock was $14,000. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

Effective March 19, 2008, our Chief Executive Officer temporally assumed the duties of Chief Financial Officer and Principal Accounting Officer.

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By Laws

31.1	Rule 13a - 14a Certification of Chief Executive Office and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc. Registrant

Date: March 19, 2008	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer