Form 10QSB
period 2008-04-30
INNOVATIVE DESIGNS INC
filed 2008-06-16
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2008

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

As of May 23, 2008, there were 18,067,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:  YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-QSB for the Quarter Ended April 30, 2008

		Page No.
	Part I — Financial Information

Item 1.	Condensed Financial Statements (unaudited)

	Condensed Balance Sheets at April 30, 2008 and October 31, 2007	1

	Condensed Statements of Operations for the Three Months Ended April 30, 2008 and 2007, Six Months Ended April 30, 2008 and 2007	2

	Condensed Statement of Changes in Stockholders’ Deficit at April 30, 2008 and October 31, 2007	3

	Condensed Statements of Cash Flows for the Six Months Ended April 30, 2008 and 2007	4

	Notes to Condensed Financial Statements	5 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

Item 3.	Controls and Procedures	11

	Part II — Other Information

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	12 - 13

Item 5.	Other Information	13

Item 6.	Exhibits	13 - 17

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
April 30, 2008 (Unaudited) and October 31, 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$10,315	$6,555
Accounts receivable	21,166	209,000
Inventory	975,196	1,046,090
Deposits on inventory	180,000	-
Total current assets	1,186,677	1,261,645

PROPERTY AND EQUIPMENT, NET	13,069	13,752

TOTAL ASSETS	$1,199,746	$1,275,397

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$8,399	$9,314
Current portion of notes payable	100,086	300,742
Accrued interest expense	98,405	91,995
Accounts payable - related party	28,220	28,220
Current portion of related party debt	113,200	146,000
Due to shareholders	238,500	236,500
Accrued expenses	29,286	4,476
Accrued liability related to arbitration award	4,176,000	4,176,000
Total current liabilities	4,792,096	4,993,247

LONG-TERM LIABILITIES:
Long-term portion of notes payable	489,470	411,426
Total long term liabilities	489,470	411,426

TOTAL LIABILITIES	5,281,566	5,404,673

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares authorized, 18,052,743 and 17,096,193 shares issued and outstanding	1,807	1,711
Additional paid in capital	5,404,081	5,049,064
Accumulated deficit	(9,487,708)	(9,180,051)
Total stockholders' (deficit)	(4,081,820)	(4,129,276)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,199,746	$1,275,397

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2008 and 2007, Six Months Ended April 30, 2008 and 2007
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007

REVENUE	$34,133	$42,951	$268,316	$258,634

OPERATING EXPENSES:
Cost of sales	172,472	18,038	308,298	103,946
Selling, general and administrative expenses	117,420	64,658	233,671	134,352
	289,892	82,696	541,969	238,298

(Loss)/income from operations	(255,759)	(39,745)	(273,653)	20,336

OTHER EXPENSE:
Interest expense	(26,981)	(19,445)	(34,004)	(26,644)
Total other expense	(26,981)	(19,445)	(34,004)	(26,644)

NET LOSS	$(282,740)	$(59,190)	$(307,657)	$(6,308)

Per share information - basic and fully diluted

Weighted Average Shares Outstanding	18,024,073	16,906,193	18,042,743	16,906,028

Net income/(loss) per share	$(.016)	$(.004)	$(.017)	$(.001)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
April 30, 2008 (Unaudited) and October 31, 2007

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2006	16,901,193	$1,691	$4,971,084	$(9,233,144)	$(4,260,369)

Shares issued for services	15,000	2	5,998	-	6,000

Services performed - shares to be issued	180,000	18	71,982	-	72,000

Net income	-	-	-	53,093	53,093

Balance at October 31, 2007	17,096,193	1,711	5,049,064	(9,180,051)	(4,129,276)

Shares issued for services	24,000	3	9,597	-	9,600

Shares issued for cash	672,550	67	254,446	-	254,513

Shares issued for extinguishment of debt	260,000	26	90,974	-	91,000

Net loss	-	-	-	(307,657)	(307,657)

Balance at April 30, 2008	18,052,743	$1,807	$5,404,081	$(9,487,708)	$(4,081,820)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Unaudited)

	For the Six Months Ended
	April 30, 2008	April 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(307,657)	$(6,308)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Common stock issued for services	9,600	-
Depreciation and amortization	2,883	5,287
Changes in operating assets and liabilities:
Accounts receivable	187,834	32,755
Inventory	70,894	24,968
Deposits on inventory	(180,000)	-
Accounts payable	(915)	-
Accrued expenses	24,810	(4,444)
Deferred revenue	-	(14,269)
Accrued interest on notes payable	6,410	16,308
Net cash provided by (used in) operating activities	(186,141)	54,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,200)	-
Net cash used in investing activities	(2,200)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(31,612)	(123,123)
Payment on note payable - related party	(32,800)	-
Proceeds from shareholder advances	5,000	-
Receipt of shareholder advances	-	60,000
Payment of shareholder advances	(3,000)	-
Common stock issued for cash	254,513	-
Net cash (used in) provided by financing activities	192,101	(63,123)

Net increase (decrease) in cash	$3,760	$(8,826)

Cash - beginning of year	$6,555	$66,275
Cash - end of period	$10,315	$57,449

Supplemental cash flow information:

Cash paid for interest	$15,297	$4,250

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2008

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
April 30, 2008

4.	GOING CONCERN AND LEGAL PROCEEDINGS

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six month period ended April 30, 2008 and 2007, the Company incurred a net loss of $307,657 and $6,308, respectively. The Company has incurred significant losses since inception. The Company has working capital of ($3,605,419) and ($3,704,733) and a stockholders’ (deficit) of ($4,081,820) and ($4,266,677) at April 30, 2008 and 2007, respectively.

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

Greystoner Inc., which purchased the judgment at Sheriff Sale on September 5, 2007, subsequently sold the judgment by assignment to a Pennsylvania LLC controlled by an affiliate of our Chief Executive Officer at the behest of the Company. The Company has elected not to cause the judgment entered by Judge Schwab to be satisfied of record at this time, in order not to moot its appeal Innovative Designs is confident in its position, and seeks vindication by the Third Circuit. The Company has an understanding by which it may purchase and satisfy the judgment at a time of its choosing. In the opinion of legal counsel, the judgment no longer represents a threat to the legal or economic viability of the Company. Once the appeal has been determined, the Company will request the judgment be satisfied of record.

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
April 30, 2008

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we or “our”) was formed on June 25, 2002. We market and sell clothing products such as hunting apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant proprieties. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

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

Results of Operations

Comparison of the Three Months Ended April 30, 2008 with the Three Months Ended April 30, 2007.

Revenues

The following table shows a comparison of the results of operations between the three months ended April 30, 2008 and three months ended April 30, 2007:

	Three Months Ended April 30, 2008	% of Sales	Three Months Ended April 30, 2007	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$34,133	100%	$42,951	100%	$(8,818)	(20.5)%

OPERATING EXPENSES
Cost of sales	172,472	505.3%	18,038	42.0%	154,434	856.2%
Selling, general and administrative expenses	117,420	344.0%	64,658	150.5%	52,762	81.6%
	289,892	849.3%	82,696	192.5%	207,196	250.6%
Income (loss) from operations	(255,759)	(749.3)%	(39,745)	(92.5)%	(216,014)	543.5%

OTHER INCOME (EXPENSE)
Interest income (expense)	(26,981)	(79.0)%	(19,445)	(45.3)%	(7,536)	38.8%
	(26,981)	(79.0)%	(19,445)	(45.3)%	(7,536)	38.8%

Net income (loss)	$(282,740)	(828.3)%	$(59,190)	(137.8)%	$223,550	377.7%

Three Months Ended April 30, 2008 and 2007.

Revenues for the three months ended April 30, 2008 were $34,133 compared with revenues of $42,951 for the three months ended April 30, 2007. All of our revenue in this quarter came from our Arctic Armor line of products. Because we are only selling cold weather product lines at this time, our sales cycle is very seasonal. We do anticipate an increase in revenue for the next quarter.

The following table shows a comparison of the results of operations between the six months ended April 30, 2008 and six months ended April 30, 2007:

	Six Months Ended April 30, 2008	% of Sales	Six Months Ended April 30, 2007	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$268,316	100%	$258,634	100%	$9,682	3.7%

OPERATING EXPENSES
Cost of sales	308,298	114.9%	103,946	40.2%	204,352	196.6%
Selling, general and administrative expenses	233,671	87.1%	134,352	51.9%	99,319	73.9%
	541,969	202.0%	238,298	92.1%	303,671	127.4%
Income (loss) from operations	(273,653)	(102.0)%	20,336	7.9%	(293,989)	(1,445.7)%

OTHER INCOME (EXPENSE)
Interest income (expense)	(34,004)	(12.7)%	(26,644)	(10.3)%	(7,360)	27.6%
	(34,004)	(12.7)%	(26,644)	(10.3)%	(7,360)	27.6%

Net income (loss)	$(307,657)	(114.7)%	$(6,308)	(2.4)%	$(301,349)	4,777.3%

Six Months Ended April 30, 2008 and 2007.

Revenues for the six months ended April 30, 2008 were $268,316, compared with revenues of $258,634 for the six months ended April 30, 2007. Nearly all of the sales for both periods were for our Arctic Armor line of products.

As of June 12, 2008, we had written future orders for approximately $416,000 of our products. We expect that in the next 30 days or so we should see an increase in these types of orders as major retailers finalize their assortments. We have recently introduced Arctic Armor using the Mossy Oak tm Duck Blind camo pattern. This will result in increased sales of our Arctic Armor line much earlier in the year. These future orders do not require any monetary deposit and can be cancelled with notice, by the customer.

We are also working on licensing INSULTEX tm for other industries and for private labeling. We continue to work on completing the testing for using INSULTEX tm as a house wrap.

Liquidity and Capital Resources.

During the quarter ended April 30, 2008, we funded our operations with revenues from sales, loans from our Chief Executive Officer and sales of our common stock. We will continue to fund our operations from these types of sources. Subsequent to April 30, 2008, on May 12, 2008, our Chief Executive Officer advanced the Company $56,000.

ITEM 3. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of April 30, 2008 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

On February 29, 2008, we issued 110,000 shares of our common stock in exchange for debt and accrued interest for $.35 per share. Based on the closing price, the value of the stock was $38,500. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

On February 29, 2008, we issued 11,100 shares of our common stock for cash for $.45 per share or $4,995. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

On March 18, 2008, we issued 18,000 shares of our common stock for professional services for $.40 per share or $7,200. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

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

Innovative Designs, Inc.
Registrant

Date: June 12, 2008	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer