Form 10-Q
period 2008-07-31
INNOVATIVE DESIGNS INC
filed 2008-09-15
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2008

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

As of July 31, 2008, there were 18,325,243 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:  YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2008

		Page No.
	Part I — Financial Information

Item 1.	Condensed Financial Statements (unaudited)

	Condensed Balance Sheets at July 31, 2008 and October 31, 2007	1

	Condensed Statements of Operations for the Three Months Ended July 31, 2008 and 2007, Nine months ended July 31, 2008 and 2007	2

	Condensed Statement of Changes in Stockholders’ Equity/(Deficit) at July 31, 2008 and October 31, 2007	3

	Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2008 and 2007	4

	Notes to Condensed Financial Statements	5 - 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 12

Item 4T.	Controls and Procedures	12

	Part II — Other Information

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	13 - 14

Item 5.	Other Information	15

Item 6.	Exhibits	15

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
July 31, 2008 (Unaudited) and October 31, 2007

	2008	2007

ASSETS

CURRENT ASSETS:
Cash	$60,974	$6,555
Accounts receivable	75,450	209,000
Inventory	891,388	1,046,090
Deposits on inventory	285,000	-
Total current assets	1,312,812	1,261,645

PROPERTY AND EQUIPMENT, NET	11,873	13,752

TOTAL ASSETS	$1,324,685	$1,275,397

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$8,399	$9,314
Customer deposits	58,750	-
Current portion of notes payable	166,295	300,742
Accrued interest expense	98,405	91,995
Accounts payable - related party	28,220	28,220
Current portion of related party debt	113,200	146,000
Due to shareholders	314,500	236,500
Accrued expenses	21,340	4,476
Accrued liability related to arbitration award	-	4,176,000
Total current liabilities	809,109	4,993,247

LONG-TERM LIABILITIES:
Long-term portion of notes payable	400,007	411,426
Total long term liabilities	400,007	411,426

TOTAL LIABILITIES	1,209,116	5,404,673

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock, $.0001 par value, 100,000,000 shares authorized Common stock, $.0001 par value, 500,000,000 shares authorized, 18,325,243 and 17,096,193 shares issued and outstanding	1,835	1,711
Additional paid in capital	5,513,053	5,049,064
Accumulated deficit	(5,399,319)	(9,180,051)
Total stockholders' equity/(deficit)	115,569	(4,129,276)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,324,685	$1,275,397

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended July 31, 2008 and 2007, Nine Months Ended July 31, 2008 and 2007
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007

REVENUE	$85,141	$35,093	$353,457	$293,727

OPERATING EXPENSES:
Cost of sales	74,127	20,354	382,425	124,300
Non-cash stock compensation	14,000	-	23,600	6,000
Selling, general and administrative expenses	84,055	63,254	308,128	197,606
	172,182	83,608	714,153	327,906

Loss from operations	(87,041)	(48,515)	(360,696)	(34,179)

OTHER INCOME AND (EXPENSE):
Interest income (expense)	(566)	(3,851)	(34,572)	(30,495)
Reversal of arbitration award	4,176,000	-	4,176,000	-
Total other income and (expense)	4,175,434	(3,851)	4,141,428	(30,495)

NET INCOME/(LOSS)	$4,088,393	$(52,366)	$3,780,732	$(64,674)

Per share information - basic and fully diluted

Weighted Average Shares Outstanding	18,034,743	16,906,193	18,052,743	16,902,304

Net income/(loss) per share	$22.7	$(.003)	$20.9	$(.003)

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
July 31, 2008 (Unaudited) and October 31, 2007

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2006	16,901,193	$1,691	$4,971,084	$(9,233,144)	$(4,260,369)

Shares issued for services	15,000	2	5,998	-	6,000

Services performed - shares to be issued	180,000	18	71,982	-	72,000

Net income	-	-	-	53,093	53,093

Balance at October 31, 2007	17,096,193	1,711	5,049,064	(9,180,051)	(4,129,276)

Shares issued for services	239,000	8	83,192	-	83,200

Shares issued for cash	840,050	101	328,312	-	328,413

Shares issued for extinguishment of debt	150,000	15	521,485	-	52,500

Net income	-	-	-	3,780,732	3,780,732

Balance at July 31, 2008	18,325,243	$1,835	$5,513,053	$(5,399,319)	$115,569

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASHFLOW
For the Nine Months Ended July 31, 2008 and 2007
(Unaudited)

	For the Nine Months Ended
	July 31, 2008	July 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,780,732	$(64,674)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Common stock issued for services	23,600	6,000
Depreciation and amortization	1,879	9,380
Changes in operating assets and liabilities:
Accounts receivable	133,550	236,276
Inventory	154,702	(77,069)
Deposits on inventory	(285,000)	-
Accounts payable	(915)	-
Accrued expenses	16,864	(2,592)
Customer deposits	58,750	9,000
Deferred revenue	-	(213,781)
Accrued interest on notes payable	6,410	-
Accrued liability related to arbitration	(4,176,000)	-
Net cash used in operating activities	(285,428)	(97,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(54,866)	(104,149)
Payment of notes payable-related party	(32,800)	-
Shareholder advances (payments)	78,000	143,000
Common stock issued for cash	349,513	-
Net cash provided by financing activities	339,847	38,851

Net increase (decrease) in cash	$54,419	$(58,609)

Cash - beginning of year	6,555	66,275
Cash - end of period	$60,974	$7,666

Supplemental cash flow information:

Cash paid for interest	$566	$5,076

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31, 2008

1.	BASIS OF PRESENTATION - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending October 31, 2008 or any future period.

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
July 31, 2008

4.	GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine month period ended July 31, 2008 and 2007, the Company incurred a net income/(loss) of $3,780,732 and ($30,495), respectively. The net income for the three months ended July 31, 2008 is primarily comprised of the reversal of the arbitration award of $4,176,000 due to the dismissal of the bankruptcy against the Company, as discussed below. The Company incurred significant losses, which included the recording of the arbitration award of $4,176,000, since inception resulting in a retained deficit of ($5,399,319) at July 31, 2008. The Company has working capital of $503,703 and ($3,920,269) and a stockholders’ equity/(deficit) of $115,569 and ($4,319,043) at July 31, 2008 and 2007, respectively.

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

On November 2, 2007, the Company participated in oral argument before a three-judge panel of the United States Court of Appeals for the Third Circuit regarding its appeal from the Orders of the Honorable Arthur J. Schwab finding Innovative Designs bound to the terms of an arbitration clause set forth in a contract to which it was not a party, and recognizing and enforcing a foreign arbitral award purportedly entered by default in arbitration proceedings in Italy. No one participated in oral argument on behalf of the Appellees, Elio D. Cattan ("Cattan") and Eliotex, SRL (“Eliotex”), and no appeal brief was ever filed on their behalf. During 2008, the Court ruled that the issue was moved.

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31, 2008

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

On October 29, 2007, Cattan and Eliotex's counsel filed a Motion to Withdraw as Attorneys for Plaintiff. Judge Schwab denied the Motion until such time as Cattan and Eliotex have secured substitute counsel. The case remained in limbo as Cattan and Eliotex had taken no action to secure substitute counsel. The Company believed much, if not all, of the averments made in the Complaint have been rendered moot by the subsequent purchase and assignment of the Cattan/Eliotex judgment. The Company was not directly implicated in this suit.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31, 2008

The Company no longer faces any legal or financial jeopardy as a result of the Cattan/Eliotex litigation, is no longer in bankruptcy and has been able to resume its business operations in earnest.

The judgment entered against it by Elio Cattan and Eliotex SRL, subsequently executed upon and sold to Greystone, Inc., and assigned in turn to Elite Properties LLC, has been satisfied.

Notice of the satisfaction of the judgment has been filed in both the Court of Common Pleas of Allegheny County, Pennsylvania and in the United States District Court for the Western District of Pennsylvania. The Honorable Arthur J. Schwab has closed the last remaining action pending against IDI and its CEO, Joseph Riccelli. Accordingly, the obligation for $4,176,000 for the arbitration award was removed from the books during the third quarter ended July 31, 2008.

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

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes,” “expects,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities and our overall business plan. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligations to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

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

In November 2006, we were placed into involuntary Chapter 7 bankruptcy proceeding which was subsequently converted to a Chapter 11 proceeding. On October 31, 2007, we were dismissed from the bankruptcy proceeding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Three Months Ended July 31, 2008 with the Three Months Ended July 31, 2007.

Revenues

The following table shows a comparison of the results of operations between the three months ended July 31, 2008 and three months ended July 31, 2007:

	Three Months Ended July 31, 2008	% of Sales	Three Months Ended July 31, 2007	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$85,141	100%	$35,093	100%	$50,048	58.8%

OPERATING EXPENSES
Cost of sales	74,127	87.1%	20,354	58.0%	53,773	72.5%
Non-stock compensation	14,000	16.4%	-	-	14,000	100%
Selling, general and administrative expenses	84,055	98.7%	63,254	180.2%	20,801	24.7%
	172,182	202.2%	83,608	238.2%	88,574	106%
Income (loss) from operations	(87,041)	(102.2)%	(48,515)	(138.2)%	(38,526)	(44.3)%

OTHER INCOME (EXPENSE)
Interest income (expense)	(566)	(1)%	(3,851)	(10.9)%	3,285	(580.3)%
Reversal of arbitration award	4,176,000	-	-	-	4,176,000	100%
	4.175,434	4,904.1%	(3,851)	(10.9)%	4,179,285	100.1%

Net income (loss)	$4,088,393	4,801.9%	$(52,366)	(149.2)%	$4,140,759	101.3%

Three Months ended July 31, 2008 and 2007

Revenues for the three months ended July 31, 2008, were $85,141 compared to $35,093 for the three months ended July 31, 2007. The increase in revenue is a result of more retailers selling our products. Cost of Sales as of July 30, 2008 includes the sales of certain products the Company no longer markets. Consequently, these products were sold below our cost which resulted in a loss from this sale of approximately $14,000. Because of our adverse financial condition as a result of our being in bankruptcy, we are only offering our cold weather products, Artic Armor and our hunting line. Therefore, there is a very seasonal nature to our sales cycle. We do anticipate purchases to be much greater for the next three month period. As discussed below, we do have written orders for delivery late in the year and as the year progresses, we expect orders to continue to increase as the cold season approaches. Included in net income for the three months ended July 31, 2008 is the reversal of the arbitration award in the amount of $4,176,000. This matter is further discussed in the notes to the condensed financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows a comparison of the results of operations between the nine months ended July 31, 2008 and nine months ended July 31, 2007:

	Nine Months Ended July 31, 2008	% of Sales	Nine Months Ended July 31, 2007	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$353,457	100%	$293,727	100%	$52,730	14.9%

OPERATING EXPENSES
Cost of sales	382,425	108.2%	124,300	42.3%	258,125	67.5%
Non-stock compensation	23,600	6.7%	6,000	20.4%	17,600	74.6%
Selling, general and administrative expenses	308,128	87.1%	197,606	67.3%	110,522	35.9%
	(714,153)	(202)%	327,906	111.6%	(1,042,059)	(145.9)%
Income (loss) from operations	(360,696)	(102)%	(34,179)	(11.6)%	(326,517)	(90.5)%

OTHER INCOME (EXPENSE)
Interest income (expense)	(34,572)	(9.8)%	(30,495)	(10.4)%	(4,077)	11.8%
Reversal of arbitration award	4,176,000	1,181.4%			4,176,000	100%
	4,141,428	1,171.7%	(30,495)	(10.4)%	4,171,923	100.7%

Net (loss) income	$3,780,732	1,070%	$(64,674)	(22.0)%	$3,845,406	101.7%

Nine Months ended July 31, 2008 and 2007

Revenues for the nine months ended July 31, 2008, were $353,456 compared to $293,727 for the nine months ended July 31, 2007. Cost of Sales as of July 30, 2008 includes the sales of certain products the Company no longer markets. Consequently, these products were sold below our cost which resulted in a loss from this sale of approximately $14,000. The increase was due primarily to our use of sales agents who were familiar with the industries that had a need for our Artic Armor line of products and the fact that more retailers are carrying our cold weather product lines. Most of our sales for the nine month period ended July 31, 2008, were for our Artic Armor product line.

Included in net income for the nine months ended July 31, 2008 is the reversal of the arbitration award in the amount of $4,176,000. This matter is further discussed in the notes to the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 12, 2008, we had written orders for approximately $290,000 of our products. The orders are from retail customers and deliveries are scheduled for October, November and December of 2008. The orders do not require any monetary deposit and can be cancelled by the customer at any time.

Liquidity and Capital Resources

During the quarter ended July 31, 2008, we funded our operations with revenues from sales, loans from our Chief executive Officer and sales of our common stock in private transactions. We will continue to fund operations from revenues and borrowings and the possible sale of securities. Our ability to obtain outside funding of either debt or equity has been adversely affected by our former status in bankruptcy.

Short Term: We funded our operations with revenues from sales, loans from our Chief Executive Officer and sales of our common stock in private transactions. Our ability to obtain outside funding of either debt or equity has been adversely affected by our former status in bankruptcy. Further, the bankruptcy status has resulted in customers reducing their sales activity or ceasing to do business with us or all together. The loss of this revenue had an adverse impact on the Company’s short term liquidity. The financial institution has restricted the amounts we can borrow on our lines of credit and they will not increase our borrowing capacity on the lines of credit. The Company continues to pay its creditors when payments are due and has been successful in expanding its sales base into the oil and gas industry and other industries that have a need for our cold weather products.

Long Term: The Company will continue to fund operations from revenues, borrowings and the possible sale of its securities. The Company is currently pursing financing to fund its long-term liquidity needs.

ITEM 4T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of July 31, 2008 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2007, we issued a total of 425,000 shares of our common stock for cash for $.35 a share. Based on the closing price, the value of the common stock issued was $148,750. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities act of 1933, as amended.

On November 3, 2007, we issued 110,000 shares of our common stock to a noteholder in exchange for the note. The closing price of our common stock on that date was $.35 per share making the value of the transaction $38,500. The shares were issued without registration pursuant to the exemption provided by Section 4 (2) of the Securities Act of 193, as amended.

On November 3, 2007, we issued a total of 31,000 shares of our common stock to a total of two consultants for their services. The closing price of our common stock on that date was $.40. Based on the closing price, the value of the common stock issued was $12,400. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On November 3, 2007, we issued a total of 47,150 shares of our common stock for cash for $.40 a share. Based on the closing price, the value of the common stock issued was $18,860. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 1, 2007, we issued each of our director’s except our CEO and Chairman of the Board 25,000 shares of our common stock for their services. We also issued 25,000 shares to our Vice-president Sales, 80,000 shares to one of our legal counsel for their services and 25,000 shares for marketing services. The closing price of our common stock was $.40 per share. Based on the closing price, the value of the shares issued was $62,000. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 2, 2007, we issued a total of 118,800 shares of our common stock to five investors in a private placement. Total proceeds were $50,335. The shares were issued without registration pursuant to the exemption provided in Section 506 of regulation D, promulgated under the Securities Act of 1933, as amended as an offering to “accredited investors” as that term is defined in Regulation D.

On January 4, 2008, we issued 30,375 shares of our common stock for cash. The proceeds were $13,669. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

On May 23, 2008, we issued 25,000 shares of our common stock for consulting services for $.40 per share or $10,000. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

On June 30, 2008, we issued 10,000 shares of our common stock for consulting services for $.40 per share or $4,000. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

On June 30, 2008, we issued 62,500 shares of our common stock for cash for $.40 per share or $25,000. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

On July 8, 2008, we issued 125,000 shares of our common stock for cash for $.40 per share or $50,000. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

On July 29, 2008, we issued 50,000 shares of our common stock for cash for $.40 per share or $20,000. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

Effective March 19, 2008, our Chief Executive Officer temporally assumed the duties of Chief Financial Officer and Principal Accounting Officer.

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By Laws

31.1	Rule 13a - 14a Certification of Chief Executive Office, Chief Financial Officer and Principal Accounting Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: September 15, 2008	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer