Form 10-K
period 2008-10-31
INNOVATIVE DESIGNS INC
filed 2009-01-29
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	Annual report under section 13 or 15(d) of the Securities Act of 1934.
For the fiscal year ended October 31, 2008

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
Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes	[X] No

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15 (d) of the Act.

[ ] Yes	[X] No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 Yes  X  No___

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K (sec. 229.405) is not  contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check One)

Large accelerated filer [   ]                                                         Accelerated filer [   ]

Non-accelerated filer [   ]                                                          Smaller reporting company [   ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ___           No      X_

The issuer’s revenues for its most recent fiscal year were $543,137.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $2,776,810 as of January 16, 2009.

The number of shares of the issuer’s common stock outstanding, as of January 16, 2009 was 18,541,743.

Transitional Small Business Disclosure Format:   Yes    ____       No  X

ITEM 1.          DESCRIPTION OF BUSINESS.

The Company, which was incorporated in the State of Delaware on June 25, 2002, markets cold weather recreational and industrial clothing products that are made from INSULTEX, a low density foamed polyethylene, a material with buoyancy, scent block, and thermal resistant properties. We have a license agreement directly with the owner of the INSULTEX Technology.

During 2006, an Involuntary Chapter 7 Petition was filed against us based upon a judgment award from an Italian Arbitration Panel.  On October 31, 2007, we were dismissed from the bankruptcy case.

The distribution rights we have are derived from our license agreement.  As such, we purchase INSULTEX to be used in the manufacturing of our products.  Similarly, other companies are free to purchase INSULTEX from us assuming that it is a company within the distribution jurisdiction that we have, which is worldwide with the exception of Korea and Japan.  Other than Korea and Japan, we are the sole worldwide supplier/distributor of the INSULTEX material.

We offer the following products containing INSULTEX:

•	Floating Swimwear: Product under our product name "Swimeez". Our swimwear is designed to be a swim aid. The interior lining of our swimwear product is made from INSULTEX, which enhances floatability.

•
Hunting Apparel Line: Our hunting apparel provides almost total block from odors provided by the INSULTEX material.  The Hunting Apparel Line is being endorsed by Bill Maas, former all pro National Football League football player.  We have also added Mr. Tom Nelson, “The American Archer” to our pro staff and have introduced the new “American Archer” – Tom Nelson Hunting Line for 2007.  Tom is seen on the Outdoor Channel and is recognized as one of the premier archers in the industry.

•	Arctic Armor Line: The Arctic Armor line, introduced in April of 2006, consists of a jacket, bib and gloves. The suit contains 3 layers of INSULTEX for uncompromised warmth and provides the user with guaranteed buoyancy. The gloves contain a single layer of INSULTEX and are windproof, waterproof and good to sub-zero temperatures as are the jacket and bibs.

Our products are manufactured, under agreement, at a facility we currently utilize in Indonesia.  We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes; (b) although we used the services of our Chief Executive Officer and Vice President of Sales and Marketing for these purposes, their efforts are part of their normal responsibilities; (c) prior to the time we had undertaken to design and prototype of these products, we purchased the materials to accomplish these tasks, the cost of which did not exceed $1000; and (d) the testing of these products was performed in the "field" by our employees and our Manufacturer's Representative groups, as part of their normal responsibilities.

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

The agreement provides that after the ten (10) year period, the price of the INSULTEX shall be adjusted for a subsequent ten (10) year term, no more than twelve percent (12%) per the subsequent ten (10) year period.  We order INSULTEX from time to time as needed and are not required to purchase any minimum amount of INSULTEX during the term of the agreement, and we are not required to make any minimum annual payment.  However, should we place an order, any quantity ordered must be a minimum of 35,000 meters of INSULTEX.  We are not required to pay any part of any sublicense fee that we receives from third party sublicensees, and we are not required to pay any fees to the Ketut Group.  This agreement will be in full legal force and effect for an initial term of ten (10) years from the date of its execution.  We have the option to renew this agreement for up to three (3) successive terms of ten (10) years each by giving notice of our intention to so renew not less than ninety (90) days prior to the expiration of the then-current term.

The Haas Agreement

On June 16, 2003, we completed an agreement with Haas Outdoors in which Haas Outdoors granted us a non-exclusive wholesale license in North America to: (a) manufacture, or sell products or to have manufactured for us, and to sell licensed products of Haas Outdoors; and (b) use the licensed trademark of Haas Outdoors in association with the marketing and sale of licensed products.  The agreement defines licensed products as a product which bears or otherwise includes Haas Outdoors' licensed design and is further restricted to mean only our stadium pack.  "Licensed design" is defined in the agreement as the camouflage pattern(s) known as the Mossy Oak Break-Up and/or New BreakUp and Duck Blind patterns and which is covered by Haas Outdoors' copyrights, including but limited to United States Copyright Registration No. 2,227,642.  The agreement defines "licensed trademark" as Haas Outdoors' trademarks Mossy Oak Break-Up and/or New BreakUp and Duck Blind patterns.  The term of the agreement is two years from the effective date of the agreement, May 30, 2003.  During 2007, the Company extended the terms of this agreement with Haas Outdoors for an additional two years.  We paid a one time $250 licensing fee for these rights.  We are also required to pay to Haas Outdoors a running royalty, which is included in the price of fabrics purchased from licensed vendors of Haas Outdoors.

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

The Jordan Agreement.

In April 2008, we entered into a licensed agreement with Jordan Outdoor Enterprises, Ltd. for the use of their REAL TREE and ADVANTAGE trademarked artistic camouflage designs.  We may use the designs in our hooded jacket, insulated bibs and waterproof/breathable gloves.  We must submit all samples of proposed products for preapproval as well as all catalog, advertising, display or promotional copy.  Official hangtags or stickers must be affixed to all covered products.  All fabrics with the authorized patters must be purchased from an authorized fabric source.  The term of the agreement is for five years with the licensor having the right to the agreement upon thirty days notice.  We paid a $500 execution fee.

Swimeez Product

Our Swimeez product is intended for use by the following groups that are in the Company’s target market for these products:

•	Toddlers and children from the ages of 3 to 12 who are learning to swim;
•	Handicapped persons; and
•	Adults learning to swim.

Hunting Line

Our hunting line products are intended for use by the following consumer group that are in the Company’s target market for these products:

•	Hunting enthusiasts; and
•	Professional hunters.

Arctic Armor Line

Our Arctic Armor line products are intended for use by the following consumer groups that are in the Company’s target market for these products:

•	Ice fisherman
•	Snowmobilers
•	Utility workers
•	Oil/gas pipeline workers
•	Railroad workers
•	Construction workers; and
•	Ski resort workers.

House Wrap

In early January 2008, we announced that we had completed our research and development effort on a new use for INSULTEX as a house wrap for the building construction industry.  This house wrap will provide barrier protection plus moisture vapor transmission and the novel feature of approximately R2 insulation.  The house wrap was designed specifically to add enhanced insulating characteristics.  In addition the house wrap will be priced competitively with existing house wraps that do not provide any insulation. The development efforts were conducted by our own personnel.   The testing phase has been completed and we are now preparing to submit it to an independent testing facility

Website and Retailers

We sell both wholesale and retail products on our website.  Our website, located at www.idigear.com, contains information on our products, technical information on INSULTEX insulation, e-commerce capabilities with "shopping cart", wholesaler information and order forms, company contact information, and links to retailers that carry our products.  We have obtained the services of BA Web Productions who assists us in designing and continually developing our website.  Our website features a "wholesaler only" area, allowing our wholesalers access to information, ordering, and reordering.  The web site is hosted by Nidhog Hosting.  The secure payment gateway provider for our online e-commerce is SkipJack Financial Services.

Our products are offered and sold by retailers, distributors and companies in approximately twenty-five states, Canada, Russia and Finland who purchase our products at wholesale prices which they plan to sell at their retail prices, or use within their industry:

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

Certain retailers buy directly from us.  We have no verbal or written agreements with them.  These retailers purchase our products strictly on a purchase order basis.  During our last fiscal year, we sold our products to such retailers as Gander Mountain, Dicks Sporting Goods, and Scheels All Sports, and Frank’s Great Outdoors.

We distribute our products to the following:

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

Arctic Armor Line

We distribute the Arctic Armor Line to retailers and distributors across the United States, Canada and in Russia and Finland.  These products are also marketed to utility companies, oil/gas pipeline workers, railroad workers and to construction workers.

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

Contract with Manufacturer

We utilize the services of sales agencies to represent our products in the United States, Canada, and Russia and Finland.

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

We ship wholesale product orders by United Parcel Service or trucking companies.  Retail orders from our website are shipped United Parcel Ground Service or Federal Express overnight.  The costs of shipping our finished goods are paid by our customers.  We have not instituted any formal arrangements or agreements with United Parcel Service, Federal Express or trucking companies, and we do not intend to do so.

Our "idigear" label is sewn on all of our products.  Haas Outdoors, Inc.'s Mossy Oak Break Up and New Break Up and Duck Blind hang tags are attached only to our "Mossy Oak pattern" stadium pack products.  Additionally, we will be utilizing the Mossy Oak camouflage on the new products that we are in the development stages of introducing, which will feature the Mossy Oak hang tag with our "idigear" hang tag.  REAL TREE and ADVANTAGE hangtags are used for products using these patterns.

INSULTEX will be used in all our finished goods and will be purchased directly from the Ketut Group.

All of our products are sub-manufactured by PT Lidya and Natalia located in Indonesia.  Indonesia does not impose quotas that limit the time period or quantity of items which can be imported.  The United States Customs Service imposes a 9% importation duty on all finished goods, based upon our completed stadium packs.  All other products are 6.5% including INSULTEX.

We have no verbal or written agreements or long term agreements with PT Lidya and Natalia and we do not plan to obtain any such agreements.  Our products are manufactured on a per order basis.

The fulfillment process involved in completing wholesale orders for non-stocked swimsuit, hunting line and arctic armor products is described below:

·
We receive a purchase order for a certain number of items from a wholesale purchaser by hand delivery, fax, courier, or mail, with an authorized signature of the purchaser.  We do not accept telephone orders.

·
We contact our sub-manufacturers with the details of the order, including the number of units to be produced according to design or model, size, or color.  The sub-manufacturer procures all materials required for the product.

·	We complete and forward a purchase order to the manufacturer. The manufacturer approves or disapproves a purchase order.

·	If the purchase order is approved, the manufacturer responds with a final cost, production schedule and date the goods will be delivered to us.

·	Our sub-manufacturers ship finished goods to us.

·
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

In December 2008, we filed a provisional patent application with the United States Patent and Trademark Office for our Composite House Warp

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

United States Customs Service

We are required to pay a 7.1% importation duty to the United States Customs Service on all finished goods.  All other products are 6.5% including INSULTEX.  We import INSULTEX from Indonesia from the Ketut Group, in accordance with Innovative Design’s agreement with the Ketut Group.

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

We currently have a total of 4 employees, 2 of which are full time employees and 2 of which are part-time employees.  We also use a consultant to head our sales and marketing effort.

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

Competition

The markets served by the Company are highly competitive.  Competitive pricing pressure could result in loss of customers or decreased profit margins.  Competition by product type includes the following:

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

C.         Utilize professional sales representatives and manufacturer representatives to sell ourproducts to established retailers, especially sporting goods retailers.

D.
Utilize product endorsements from professional athletes and sports figures to bolster awareness and image of our products.  We currently have former all pro national football league player Bill Maas endorsing our hunting apparel line.  We added Mr. Tom Nelson, “The American Archer”, who is, and has been seen regularly on The Outdoor Channel.

E.
Use television advertising to promote our products.  In mid-October 2008, we began a nationwide television advertising campaign.  The 60 second spots explain the benefits of our Artic Armor line along with a video showing the suits in a variety of outdoor activities.

Our products have the following disadvantages in comparison to the products of our competitors:

•
Lack of brand name recognition or recognition of the properties of INSULTEX and its advantages.  We, as well as our products, have little brand name recognition compared to our competitors.  And we may encounter difficulties in establishing product recognition.  Also, although our products have insulation properties, the material "down" has a widespread and established reputation as being the superior insulation in the market, while the properties and advantages of INSULTEX has little public recognition.

There can be no assurance that we will be able to compete in the sale of our products, which could have a negative impact upon our business.

We do not expect our business to be dependent on one or a few customers or retailers; however, there is no assurance that we will not become so dependent.

Cyclicality

The Company’s apparel sales fluctuate based on temperature and weather conditions.  Our products are suitable primarily for cold weather conditions.  This will cause a cyclical effect on sales.  It also makes our revenues totally dependent on cold weather

Material Acquisition

All of the materials and items required to manufacture our products are purchased by our manufacturer in Indonesia with the exception of the Mossy Oak material and the Real Tree.  We order the Mossy Oak material and it is delivered to our manufacturer.

The Company has only one supplier of INSULTEX, the special material which is manufactured within the apparel of our products.  Additionally, we have one manufacturer that produces the apparel on behalf of the Company, located in Indonesia.  Any delays in getting INSULTEX and/or our finished products adversely affect our revenue stream

Our Indonesia based manufacturer, PT Lidya and Natalia, has sole discretion in the sourcing and ordering of materials for their production runs, the costs of which we reimburse PT Lidya and Natalia.

Geographic Concentration

Many of the Company’s sales to retailers are concentrated in colder climates of the United States and Canada.  To the extent that any regional economic downturn impacts these regions, the Company will be adversely affected.

Management

The Company is dependent on the management of Joseph Riccelli, Sr., our Chief Executive Officer.  The loss of Mr. Riccelli’s services could have a negative impact on the performance and growth of the Company for some period of time.

Stock Price

The Company’s stock is thinly traded.  Should a major shareholder decide to liquidate its position, there could be a negative effect on the price of the stock until this condition is resolved.

Penny Stock Considerations

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

Significant Customer

Earned revenues for the fiscal year ending October 31, 2008 include revenues earned from one major customer.  One major customer Cggveritas accounted for approximately 11% of our total revenue.  Performance of this customer in its own market could have a negative impact on the Company’s sales and results of operations.

ITEM 2.	PROPERTIES.

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

In October 2002, we arranged for the lease of warehouse space for our inventory and raw materials at 124 Cherry Street, Etna, Pennsylvania.  This facility encompasses 13,000 square feet of storage space on the first floor and 2,000 square feet for our sales department offices located on the second floor.  We have entered into a verbal agreement with the owner of the building and we pay $2,600 per month for the space.  This facility is composed of: (a) warehouse and storage areas including four (4) shipping bays and a distribution area consisting of square footage to store upward of 250,000 finished goods products; and (b) four (4) offices, one (1) conference room, with presentation area and sample display and (2) bathrooms totaling approximately 2,000 square feet located on the second floor.  The building in which our offices are located is owned by Frank Riccelli, and is subject to a $120,000 mortgage.  Mr. Frank Riccelli is the brother to our Chief Executive Officer.  The condition of our leased property is good.

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

We are subject to dispute and litigation in the ordinary course of our business.  None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.  We applied for a federal trademark for the name “Artic Armor” which was approved by the Patent and Trademark Office.  The application has been opposed by a third party who objects to the word “Armor”.  We are attempting to resolve the matter.

On July 30, 2008, Elio D. Cattan and Eliotex srl filed a Motion to Strike Satisfaction of Judgment in the action filed at 04-00593 in the United States District Court for the Western District of Pennsylvania.  The basis for the relief requested was Cattan’s averment that Innovative Designs defrayed certain of the expenses in Greystone, Inc.’s litigation in the United States, and that assistance violated Pennsylvania public policy regarding champerty and maintenance.

Counsel for Innovative Designs, Inc. feels the Motion is spurious.  At a hearing on the Motion conducted on December 3, 2008, unrefuted testimony disclosed that no quid pro quo agreement existed between IDI and Greystone at the time of IDI’s financial assistance to Greystone, and thus a necessary element of champerty was not present.  Final briefs are scheduled for submission on January 30, 2009 and the Court is expected to rule shortly thereafter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter for the last two fiscal years.  Our common stock is quoted on the OTC Bulletin Board under the symbol IVDN.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

FY 2008	Low	High
Fourth Quarter	$.30	$.47
Third Quarter	$.37	$.50
Second Quarter	$.26	$.64
First Quarter	$.39	$.90

FY 2007	Low	High
Fourth Quarter	$.19	$.65
Third Quarter	$.22	$.41
Second Quarter	$.31	$.47
First Quarter	$.25	$.53

On January 16 2009, the closing bid price was $.35.

The source of the above data is http://finance.yahoo.com.

Holders.

As of January 16, 2009, we had 169 holders of record of our common stock.  We have one class of stock outstanding.  We have no shares of our preferred stock outstanding.
Dividends.

We have not declared any cash dividends on our stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities.

On November 1, 2007, we issued a total of 425,000 shares of our common stock for services for $.35 per share or $148,750.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On November 2, 2007, we issued a total of 3,000 shares of our common stock for cash for $.40 per share or $1,200.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On November 3, 2007, we issued 110,000 shares of our common stock to a noteholder in exchange for the note.  The closing price of our common stock on that date was $.35 per share making the value of the transaction $38,500.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On November 3, 2007, we issued a total of 6,000 shares of our common stock to two consultants for their services.  The closing price of our common stock on that date was $.40.  Based on the closing price, the value of the common stock issued was $2,400.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On November 3, 2007, we issued a total of 47,150 shares of our common stock for cash for $.40 a share.  Based on the closing price, the value of the common stock issued was $18,860.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 1, 2007, we issued each of our director’s except our CEO and Chairman of the Board 25,000 shares of our common stock for their services.  We also issued 25,000 shares to our Vice-president Sales, 30,000 shares to one of our legal counsel for their services and 25,000 shares for marketing services.  The closing price of our common stock was $.40 per share.  These shares were accrued in the prior year (October 31, 2007) financial statements as these services were performed during the fiscal year ended October 31, 2007.  Based on the closing price, the value of the shares issued was $62,000.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

On January 4, 2008, we issued 67,500 shares of our common stock for cash.  The proceeds were $30,375.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

On September 8, 2008, we issued 20,000 shares of our common stock for cash for $.40 per share or $8,000.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On September 8, 2008, we issued a total of 10,000 shares of our common stock for $.40 per share or $4,000 for marketing services.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On September 18, 2008, we issued a total of 100,000 shares of our common stock for $.40 per share or $40,000 for consulting services.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Comparison of the fiscal year ended October 31, 2008, with the fiscal year ended October 31, 2007.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2008 and October 31, 2007:

	Fiscal Year Ended October 31, 2008	% of Sales	Fiscal Year Ended October 31, 2007	% of Sales	$ Increase (Decrease)	% Change
REVENUE OPERATING EXPENSES Cost of sales Non-stock compensation Selling, general and administrative expenses (Loss) income from operations	$543,137 477,645 216,351 401,389 (552,248)	100% 87.9% 39.8% 73.9% (101.7%)	$674,541 219,665 78,000 259,809 117,067	100% 32.5% 11.5% 38.5% 17.4%	$(131,404) 257,980 138,351 141,580 (669,315)	(19.5%) 117.4% 177.4% 54.5% (571.1%)
OTHER INCOME (EXPENSE) Interest income(expense) Arbitration award Net income	(66,533) 4,176,000 $3,557,219	(12.3)% 768.8% 654.9%	(63,974) - $53,093	(9.4%) - 7.9%	2,559 4,176,000 $3,504,126	4.0% 100.0% 6,600.00%

Fiscal years ended October 31, 2007 and 2006

Revenues for the fiscal year ended October 31, 2008 were $543,137 compared to $674,541 for 2007.  The decrease was due primarily to the lack of cold weather, the slow ramp-up of a sales agency that we had brought on board in the spring and the fact that a container of products for which we had orders for was late in arriving and did not come in until after the close of the fiscal year.  Almost all of our sales for the fiscal year ended October 31, 2008 were for our Artic Armor product line.  We have expanded our choices of types of color for our Artic Armor line which we believe will increase demand.

Selling, general and administrative expenses were $401,389 for the fiscal year ended October 31, 2008 compared to $259,809 for the fiscal year ended October 31, 2007.  Part of the increase was on account of increased professional fees of $45,315 which included professional fees of $25,000 relating to our bankruptcy and settling the outstanding judgment.  Professional fees for fiscal year 2007 were approximately $51,000 compared to professional fees of approximately $91,000 in fiscal year 2008.  Our shipping cost also increased from $29,194 in fiscal year 2007 to $64,616 for fiscal year 2008.  Office expenses increased by approximately $43,000 in fiscal year 2008.  We paid more in commissions, approximately $13,000, in fiscal year 2008 that for fiscal year 2007, because we sold more of our products through sales agents rather than in house sales.  Advertising cost increased by approximately $8,000 for fiscal year 2008 as we instituted increased advertising programs.

Cost of sales were $477,645 for the fiscal year ended October 31, 2008, compared with $219,665 for the prior fiscal year.  The increase in cost of sales was because our ending inventory cost was being accounted for at a higher cost then they should have been.  This has since been corrected.  Our first quarter cost of goods sold ratio to sales will be in line with our sales.  We also sold some discontinued products at a price lower than their cost.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2008, we funded our operations with revenues from sales, sales of our securities in private transactions and loans from our Chief Executive Officer.  We will continue to fund operations from revenues and borrowings and the possible sale of securities.

Short Term: We funded our operations with revenues from sales and loans from our Chief Executive Officer.  Our ability to obtain outside funding of either debt or equity has been adversely affected by our former status in bankruptcy.  Further, the bankruptcy status has resulted in customers reducing their sales activity or ceasing to do business with us or all together.  The loss of this revenue had an adverse impact on the Company’s short term liquidity.  The financial institution restricted the amounts we can borrow on our lines of credit and they will not increase our borrowing capacity on the lines of credit.  The Company continues to pay its creditors when payments are due and has been successful in expanding its sales base into the oil and gas industry and the railroad industry and other areas where cold weather clothing is required.

Long Term: The Company will continue to fund operations from revenues, borrowings and the possible sale of its securities.  The Company is currently pursing financing to fund its long-term liquidity needs.  We are attempting to obtain purchase order financing which would greatly assist our cash flow and allow us to expand our marketing efforts.

ITEM 8.	FINANCIAL STATEMENTS.

Our audited financial statements may be found beginning on page 27 elsewhere in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None

ITEM 9A. (T)	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management, including our principal executive financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of October 31, 2008 and, based on their evaluation, our principal executive/financial officers have concluded that these controls and procedures are not operating effectively.  Effective March 19, 2008, our Chief Executive Officer temporarily assumed the duties of the Chief Financial Officer.  As of the date of filing this Form 10-K, the Chief Executive Officer continues to assume these duties.  Consequently, during the fourth quarter a number of adjusting journal entries were recorded in order to adjust the ending inventory balance to the correct balance.  The nature of these entries related primarily to inventory valuation with regards to inventory cost.  The Chief Executive Officer is currently in the process of evaluating the Company’s controls and procedures surrounding the valuation of inventory.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13-15(f) of the Securities Exchange Act.  Our management determined that our internal control over financial reporting was effective as of October31, 2008.

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2008, based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2008 and 2007, or subsequent to October 31, 2008, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers are elected annually by our board of directors.  A majority vote of the directors who are in office is required to fill vacancies on the board.  Each director shall be elected for the term of one (1) year and until his successor is elected and qualified, or until his earlier resignation or removal.  The directors named below will serve until the next annual meeting of our shareholders or until a successor is elected and has accepted the position.

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	58	Chief Executive Officer/Chief Financial Officer/Chairman and Principal Accounting Officer	1 year
Dean P. Kolocouris	36	Director	1 year
Robert D. Monsour	56	Director	1 year
Daniel P. Rains	54	Director	1 year

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

Daniel P. Rains has been a director since March 2007.  Mr. Rains is currently Vice President of business development at McCarl’s, Inc., and a mechanical contracting firm.  He has held this position for fifteen years.  From 1981 through 1987, Mr. Rains was a professional football player for the Chicago Bears.  He is a graduate of the University of Cincinnati.

Section 16(a) Beneficial Ownership Reporting Compliance

Code of Ethics

We have not, as yet, adopted a code of ethics.  We have only one full time executive officer/ chief financial officer who also acts as our principal accounting officer.  To date, our operations have been so minimal and our staff so small that we have not considered a formal standard relating to the conduct of our personnel.

ITEM 11.           EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli,	2008	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Chief Executive
Officer Chairman

Joseph Riccelli,	2007	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Chief Executive
Officer Chairman

Our Chief Executive Officer has not been paid any compensation since inception.

There are no employment agreements between us and our executive officer Joseph Riccelli, Sr.  There are no change of control arrangements, either by means of a compensatory plan, agreement, or otherwise, involving our current or former executive officers.  There are no automobile lease agreements or key man life insurance policies that are to the benefit of our executive officers, in which we would make such payments.  There are no standard or other arrangements in which our directors are compensated for any services as a director, including any additional amounts payable for committee participation or special assignments.  There are no other arrangements in which any of our directors were compensated during our last fiscal year for any service provided as a director.

Director Compensation

Name	Fees Paid Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dean P. Kolocouris	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Robert D. Monsour	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Daniel P. Rains	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Joseph Riccelli	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Our directors did not receive any compensation for their services as directors during the fiscal year ended October 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND DIRECTOR INDEPENDANCE

The following table sets forth the ownership as of January 16,, 2008 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli		10,500,000	Direct	56.9%
	Chief Executive Officer
	Chairman of the Board of Directors	(1)	831,000	Indirect	4.5%
	142 Loire Valley Drive
	Pittsburgh, PA 15209

Security Ownership of Management (Continued)

Title of Class	Name and Address	Amount	Nature	Percent

Common Stock	Robert D. Monsour	65,500	Direct	*
	Director
	6131 Saltzburg Road
	Murrysville, PA 15668

Common Stock	Dean P. Kolocouris	52,000	Direct	*
	Director
	120 Timberglen Drive
	Imperial, PA 15126

Common Stock	Daniel P. Rains	75,000	Direct	*
	2509 Wigham Road
	Aliquippa, PA 15001

All Directors and Executive Officers as a Group		11,523,500		62.4%

*	Represents less than one percent.

(1)
Represents 561,000 shares of common stock held in the Gino A. Riccelli Trust and 240,000 shares of common stock held in the Joseph A. Riccelli Trust.  Both Trusts are for the sons of our Chief Financial Officer.  Mr. Joseph Riccelli, Sr. is the trustee of both trusts.

By virtue of his stock ownership or control over our stock, Mr. Riccelli may be deemed to “control” the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Our officers and directors have the following conflicts of interests:

•
We lease our executive offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli, Sr., for which we pay $700 per month for a total of $8,400 per year and we lease our warehouse space from the brother of our Chief Financial Officer.  We pay $2,600 per month for a total of $31,200 per year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2008 and 2007, our current auditors, Louis Plung & Company billed the Company $15,000 and $10,000 for professional services, respectively.

Audit Related Fees
None.

Tax Fees
None.

All Other Fees
None.

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested] **
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
99	Test Results from Vartest Lab*
100	Test Results from Texas Research Institute Austin, Inc.*

* Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
** Previously filed as exhibit to Form 10-KSB filed on February 8, 2008

We hereby incorporate the following additional documents by reference: (a) our Registration Statement on Form SB-2 and all amendments thereto which was filed on March 11, 2003, and amended on May 22, 2003, July 8, 2003, August 7, 2003, and September 9, 2003.

Reports on Form 8-K
None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date:	January 28, 2009	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 28, 2009	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, and
Chairman of the Board of Directors

Date:	January 28, 2009	by:	s/s Dean P. Kolocouris
Dean P. Kolocouris
Director

Date:	January 28, 2009	by:	s/s Robert D. Monsour
Robert D. Monsour
Director

Date:	January 28, 2009	by:	s/s Daniel Rains
Daniel Rains
Director

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT
October 31, 2008 and 2007

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
Innovative Designs, Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying balance sheet of Innovative Designs, Inc. as of October 31, 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years ended October 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Designs, Inc. as of October 31, 2008, and the results of its operations, and its cash flows for the years ended October 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Louis Plung & Company, LLP

Pittsburgh, Pennsylvania
January 27, 2009

INNOVATIVE DESIGNS, INC.

BALANCE SHEET
October 31, 2008

ASSETS

2008

CURRENT ASSETS:
Cash	$22,523
Accounts receivable	159,128
Inventory	732,295
Deposits on inventory	305,000
Total current assets	1,218,946

PROPERTY AND EQUIPMENT, NET	10,675

TOTAL ASSETS	$1,229,621

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$88,889
Customer deposits	9,823
Current portion of notes payable	169,530
Accrued interest expense	118,000
Accounts payable - related party	28,220
Current portion of related party debt	128,000
Due to shareholders	328,500
Accrued expenses	17,485
Total current liabilities	888,447

LONG-TERM LIABILITIES
Long-term portion of notes payable	397,115
Total long term liabilities	397,115

TOTAL LIABILITIES	1,285,562

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 18,455,243 issued and outstanding	1,846
Additional paid in capital	5,565,045
Accumulated deficit	(5,622,832)
Total stockholders' (deficit)	(55,941)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,229,621

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
For the Years Ended October 31, 2008 and 2007

	2008	2007

REVENUE	$543,137	$674,541

OPERATING EXPENSES:
Cost of sales	477,645	219,665
Non-cash stock compensation	216,350	78,000
Selling, general and
administrative expenses	401,390	259,809
	1,095,385	557,474

(Loss) income from operations	(552,248)	117,067

OTHER INCOME AND (EXPENSE):
Interest expense	(66,533)	(63,974)
Arbitration award	4,176,000	-
	4,109,467	(63,974)

Net income	$3,557,219	$53,093

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	18,150,675	16,906,152

Net income	.196	.003

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended October 31, 2008 and 2007

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2006	16,901,193	$1,691	$4,971,084	$(9,233,144)	$(4,260,369)

Shares issued for services	15,000	2	5,998	-	6,000

Services performed -
shares to be issued	180,000	18	71,982	-	72,000

Net income	-	-	-	53,093	53,093

Balance at October 31, 2007	17,096,193	1,711	5,049,064	(9,180,051)	(4,129,276)

Shares issued for cash	505,050	50	208,716	-	208,766

Shares issued for services	594,000	59	216,291	-	216,350

Shares issued for
extinguishment of debt	260,000	26	90,974	-	91,000

Net income	-	-	-	3,557,219	3,557,219

Balance at October 31, 2008	18,455,243	$1,846	$5,565,045	$(5,622,832)	$(55,941)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
For the Years Ended October 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,557,219	$53,093
Adjustments to reconcile net income
to cash used in operating activities:
Common stock issued for extinguishment of debt	91,000	-
Common stock issued for services	216,350	78,000
Depreciation and amortization	5,277	6,745
Changes in operating assets and liabilities:
Accounts receivable	49,873	74,251
Inventory	313,795	(225,677)
Deposits on inventory	(305,000)	-
Customer deposits	59,823	-
Prepaid commissions	-	6,377
Deferred financing	-	5,196
Accounts payable	29,575	2,433
Accrued expenses	13,009	(449)
Accrued interest on notes payable	26,005	29,795
Accrued liability related to arbitration award	(4,176,000)	-
Deferred revenue	-	(213,781)
Net cash used in operating activities	(119,074)	(184,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,200)	-
Net cash used in investing activities	(2,200)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(145,523)	(160,703)
Payment on related party note	(18,000)	(20,000)
Proceeds from shareholder advances	-	195,000
Payment of shareholder advances	(3,000)	-
Common stock issued for cash	208,765	-
Proceeds from loan payable to related party	95,000	40,000
Proceeds from notes payable	-	70,000
Net cash provided by financing activities	137,242	124,297

Net increase (decrease) in cash	15,968	(59,720)

Cash - beginning of period	6,555	66,275
Cash - end of period	$22,523	$6,555

Supplemental cash flow information:

Cash paid for interest	$46,938	$6,147

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Innovative Designs, Inc. (the “Company”), which was incorporated in the State of Delaware on June 25, 2002, markets cold weather recreational and industrial clothing products that are made from INSULTEX, a low density foamed polyethylene, a material with buoyancy, scent block, and thermal resistant properties.  These products are offered and sold by retailers, distributors, and companies throughout the United States, Canada, Russia and Finland.

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

Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2008 and 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, accounts receivable, accounts payable and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.  The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Allowance for Bad Debts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2008, accordingly, no allowance for doubtful accounts is provided.  If amounts become uncollectible, they will be charged to operations when the determination is made.

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

Impairment of Long-Lived Assets - The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  There was no impairment of long-lived assets during 2008.

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

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”).  The purpose of FAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ”, (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157 ” (“FSP 157-2”).  In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active” (“FSP 157-3”).  FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010.  FSP 157-3 clarifies how FAS 157 should be applied when valuing securities in markets that are not active.  It also reaffirms the notion of fair value as an exit price as of the measurement date.  FSP 157-3 was effective upon issuance in Sept 2008, including prior periods for which financial statements have not been issued.  Its adoption in fiscal year 2008 did impact our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), including an Amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  However, the amendment to FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of FAS 157, “Fair Value Measurements”.  The Company presently does not expect the adoption of FAS 159 to have an effect on its financial statements.

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

The Company has experienced significant losses from operations.  In addition, the Company has an accumulated deficit of $5,622,832 at October 31, 2008.

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

During 2007, the Company was a party to two cases.  The first case related to petitioning creditors forcing the Company into Chapter 11 bankruptcy.  The second case was with Catan and Eliotex seeking relief ancillary to the $4,176,000 judgment obtained by Catan and Eliotex against the Company.  Both of these cases were settled by the Company in favor of the Company.  Consequently, the $4,176,000 judgment was previously reflected in the Company’s books and records and has been removed during 2008 and reflected in the statement of operations in other income.

We are subject to dispute and litigation in the ordinary course of our business.  None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.  We applied for a federal trademark for the name “Artic Armor” which was approved by the Patent and Trademark Office.  The application has been opposed by a third party who objects to the word “Armor”.  We are attempting to resolve the matter.

On July 30, 2008, Elio D. Cattan and Eliotex srl filed a Motion to Strike Satisfaction of Judgment in the action filed at 04-00593 in the United States District Court for the Western District of Pennsylvania.  The basis for the relief requested was Cattan’s averment that Innovative Designs defrayed certain of the expenses in Greystone, Inc.’s litigation in the United States, and that assistance violated Pennsylvania public policy regarding champerty and maintenance.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Counsel for Innovative Designs, Inc. feels the Motion is spurious.  At a hearing on the Motion conducted on December 3, 2008, unrefuted testimony disclosed that no quid pro quo agreement existed between IDI and Greystone at the time of IDI’s financial assistance to Greystone, and thus a necessary element of champerty was not present.  Final briefs are scheduled for submission on January 30, 2009 and the Court is expected to rule shortly thereafter.

3.      PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

2008
Equipment	$17,002
Furniture and fixtures	11,092
Leasehold improvements	4,806
Automobile	10,294

43,194
Less accumulated depreciation	32,519

$10,675

Depreciation expense for the years ended October 31, 2008 and 2007 was $5,277 and $4,788, respectively.

4.      BORROWINGS

Borrowings at October 31, 2008 consisted of the following:

Related Party Borrowings	2008

Loan Payable - Related party; Riccelli Properties. Loan Payable is non-interest bearing with no payment terms.	$108,000

Subtotal	$108,000

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

2008

Subtotal from page 37	$108,000

Loan Payable - Dean Kolocouris due on demand; interest is 10%.	20,000

Total Related Party Borrowings	$128,000

Other Borrowings

Note Payable - James Kearney; interest is flat rate of $8,000; principal and interest due and payable in full at any time after December 10, 2005.	$75,000

Loan payable - Citizens National Bank - due March 26, 2009; interest is 8% per annum; payable in monthly installments of $193.27.	179

Note Payable - Redevelopment Authority of Allegheny County; due June 2010; payable in monthly installments of $290. This is a non-interest bearing note.	6,092

Note Payable - U.S. Small Business Administration; due December 2035; payable in monthly installments of $1,820 including interest at 2.9% per annum.	404,752

Loan Payable - Enterprise Bank line of credit; interest is prime rate plus 2.25%.	80,622

Total Other Borrowings	$566,645

Total Borrowings	$694,645

Less current portion of Related Party Borrowings	(128,000)

Less current portion of Other Borrowings	(169,530)

Total Long-Term Borrowings	$397,115

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Maturities of debt for the next five years after October 2008 are as follows:

	Related Party	Other
Year Ending October 31,	Borrowings	Borrowings	Total

2009	$128,000	$169,530	$297,530
2010	-	13,159	13,159
2011	-	10,859	10,859
2012	-	11,178	11,178
2013 and thereafter	-	361,919	361,919

	$128,000	$566,645	$694,645

In July 2005, the Company received a no interest loan with Redevelopment Authority of Allegheny County in the amount of $13,923.  The Company qualified for a loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004.  The loan is to be repaid over a forty-seven month period in equal payments of approximately $290, commencing July 1, 2006.  The loan balance was $6,092 at October 31, 2008.

In July 2005, the Company was approved for a low interest promissory note from the U.S. Business Administration in the amount of $280,100.  The Company qualified for the loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004.  The note bears interest at an annual rate of 2.9%.  Monthly installment payments, including principal and interest, will be $1,186 beginning five months from the date of the promissory note.  The note will be payable over 30 years.  Certain guarantees of collateral were made by the Company’s Chief Executive Officer and shareholder, Joseph Riccelli to service the note.  The Company is to use the loan proceeds to repair or replace the following: approximately $6,200 for machinery and equipment; approximately $80,100 for furniture and fixtures; approximately $148,700 for inventory; and approximately $45,100 for working capital.  The Company has received the full amount of this loan at October 31, 2005. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note still bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, will increase to $1,820 due every month beginning February 13, 2006.  All remaining principal and accrued interest are due and payable on July 13, 2035.  The loan balance was $404,752 at October 31, 2008.

In September 2005, the Company entered into a 42 month loan payable with Citizens National Bank for $7,000 due March 2009.  This loan was used to finance a pick-up truck purchased by the Company.  The loan is payable in monthly installments of $193.27 including interest at 8.5% per annum.  The loan balance was $179 on October 31, 2008.

In September 2005, the Company signed a new loan agreement with James Kearney for a note payable.  This new agreement is for a prior note payable of $100,000, dated July 2004, in addition to accrued interest of $62,000.  This note bears interest at a flat rate of $8,000.  The principal of $75,000 and interest of $112,000 are payable in full at any time after December 10, 2005.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

On May 18, 2006, the Company entered into a loan of credit agreement with Enterprise Bank for borrowing up to $900,000 with a rate of interest computed at Prime plus 2.25%.  The terms of this agreement were modified on June 1, 2006 to reduce borrowings to a maximum of $300,000 with interest computed at prime rate plus 2.25%.  Interest is calculated from the date of each advance until repayment of each advance.  The payment of all borrowings and accrued interest is due on demand.  Borrowings as of October 31, 2008 were $80,622.  This loan is collateralized with a First lien on all business assets of the Company business including, but not limited to, the licensing agreement to manufacture and distribute products containing INSULTEX insulation.  Personal property of the Chief Executive Officer of the Company was also used as collateral.

In November 2006, the Company entered into a loan payable with a related party, Dean Kolocouris for $40,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% per annum.  The loan balance at October 31, 2008 was $20,000.

In October 2006, the Company entered into three loans payable with Daryl Zaonotz for $100,000.  These loans were to be used to purchase inventory.  The first loans was for $30,000 to be paid back in full on or before October 14, 2007, including interest at 14% per annum.  The second loan for $30,000 is to be paid back in full on or before February 8, 2008, including interest at 15% per annum.  The third loan for $40,000 was to be paid back in full on or before December 10, 2007, including interest at 10% per annum.

On November 7, 2006, the $30,000 principal plus interest that was due on or before October 14, 2007 was converted to 110,000 shares of the Company’s common stock.  During 2008, the Company issued 260,000 shares of the Company’s common stock valued at $.35 per share or $91,000 to extinguish the remaining principal and accrued interest.

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

6.	CONCENTRATIONS

Earned revenues for the fiscal year ending October 31, 2008 include revenues earned from one major customer.  The major customer accounted for approximately 11% of total Company earned revenue for fiscal year.  There were no open accounts receivable from this customer at October 31, 2008.

Earned revenues for the fiscal year ending October 31, 2007 includes earned revenue to one major customer.  The major customer accounted for approximately 22% of total Company earned revenue for the fiscal year.  Accounts receivable from this customer was approximately $120,000 at October 31, 2007.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company.  Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia.

7.	INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2008	2007

Income tax provision at
the federal statutory rate	34%	34%
Effect of operating losses	34%	34%

	-	-

The Company's deferred tax asset is as follows:

	2008	2007

Deferred tax assets	$8,065	$15,899
Less: valuation allowance	(8,065)	(15,899)

Net deferred taxes
	$-	$-

The Company has a net operating loss of approximately $1,204,672 and $1,954,292 at October 31, 2008 and 2007, respectively, which can be carried forward through October 31, 2025.  The principal difference between the net operating loss for book purposes and income tax purposes results from common shares issued for services aggregating of $216,350 and $6,000 at October 31, 2008 and 2007, respectively.

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

8.	COMMITMENTS

The Company currently maintains two offices which are leased pursuant to an oral agreement on a month-to-month basis for approximately $3,300 per month.  For the years ended October 31, 2008 and 2007, rent expense totaled approximately $39,600 for each year.

9.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenue	$234,183	$34,133	$85,141	$189,680	$543,137
(Loss) from
operations	(17,895)	(255,759)	(87,041)	(191,553)	(552,248)
NET INCOME
(LOSS)	$(24,916)	$(26,981)	$4,088,393	$(479,277)	$3,557,219
Weighted average
shares
outstanding	17,522,343	18,024,073	18,034,743	18,455,243	18,150,675
Basic loss per share	( .0014)	( .0015)	22.67	( .026)	.196

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenue Income (Ioss) from	$215,683	$42,951	$35,093	$380,814	$674,541
operations	54,081	(45,745)	(48,515)	157,246	117,067
NET INCOM (LOSS)	$46,882	$ (65,190)	$ (52,366)	$123,767	$53,093

Weighted average shares outstanding	16,906,030	16,906,030	16,906,030	16,906,193	16,906,152
Basic income (loss) per share	.003	( .004)	( .003)	.007	.003

Page Intentionally Left Blank