Form 10-Q
period 2009-01-31
INNOVATIVE DESIGNS INC
filed 2009-03-27
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2009

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

YES  [X]   NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

(Check One)

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  [  ]   NO  [X]

As of March 26, 2009, there were 18,720,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:     YES  [  ]   NO  [X]

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2009

	Part I -- Financial Information	Page No.

Item 1.	Condensed Financial Statements (unaudited)

	Condensed Balance Sheets at January 31, 2009 (Unaudited) and October 31, 2008	1

	Condensed Statements of Operations for the Three Months Ended January 31, 2009 and 2008	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) at January 31, 2009 and October 31, 2008	3

	Condensed Statements of Cash Flows for the Three Months Ended January 31, 2009 and 2008	4

	Notes to Condensed Financial Statements	5 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

Item T.	Controls and Procedures	10

	Part II -- Other Information

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	11

Item 6.	Exhibits	11

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
January 31, 2009 (Unaudited) and October 31, 2008

ASSETS
	2009	2008

CURRENT ASSETS:
Cash	$177,556	$22,523
Accounts receivable	234,995	159,128
Inventory	786,610	732,295
Deposits on inventory	53,817	305,000
Total current assets	1,252,978	1,218,946

PROPERTY AND EQUIPMENT, NET	9,478	10,675

TOTAL ASSETS	$1,262,456	$1,229,621

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$38,041	$88,889
Customer deposits	-	9,823
Current portion of notes payable	116,813	169,530
Accrued interest expense	118,000	118,000
Accounts payable - related party	28,220	28,220
Related party debt	95,000	128,000
Shareholders advances	272,564	328,500
Accrued expenses	2,772	17,485
Total current liabilities	671,410	888,447

LONG-TERM LIABILITIES:
Long-term portion of notes payable	392,427	397,115
Total long term liabilities	392,427	397,115

TOTAL LIABILITIES	1,063,837	1,285,562

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares authorized, 18,546,743 and 18,455,243 shares issued and outstanding	1,856	1,846
Additional paid in capital	5,594,485	5,565,045
Accumulated deficit	(5,397,722)	(5,622,832)
Total stockholders' equity (deficit)	198,619	(55,941)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,262,456	$1,229,621

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	January 31, 2009	January 31, 2008

REVENUE	$591,164	$234,183

OPERATING EXPENSES:
Cost of sales	254,700	135,825
Non-cash stock compensation	450	2,400
Selling, general and
administrative expenses	105,439	113,853
	360,589	252,078

Income (loss) from operations	230,575	(17,895)

INTEREST EXPENSE	(5,465)	(7,021)

Net income (loss)	$225,110	$(24,916)

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	18,449,910	17,522,343

Net income (loss) per share	.012	(.001)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
January 31, 2009 (Unaudited) and October 31, 2008

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2007	17,096,193	$1,711	$5,049,064	$(9,180,051)	$(4,129,276)

Shares issued for cash	505,050	50	208,716	-	208,766

Shares issued for services	594,000	59	216,291	-	216,350

Shares issued for
extinguishment of debt	260,000	26	90,974	-	91,000

Net income	-	-	-	3,557,219	3,557,219

Balance at October 31, 2008	18,455,243	1,846	5,565,045	(5,622,832)	(55,941)

Shares issued for services	1,500	1	449	-	450

Shares issued for cash	90,000	9	28,991	-	29,000

Net income	-	-	-	225,110	225,110

Balance at January 31, 2009	18,546,743	$1,856	$5,594,485	$(5,397,722)	$198,619

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Unaudited)

	For the Three Months Ended
	January 31, 2009	January 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$225,110	$(24,916)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Common stock issued for services	450	2,400
Depreciation and amortization	1,197	1,197
Changes in operating assets and liabilities:
Accounts receivable	(75,867)	53,573
Inventory	(52,315)	(15,192)
Deposit on inventory	251,183	-
Accounts payable	(50,848)	(9,314)
Accrued expenses	(14,713)	(8,271)
Customer deposits	(9,823)	-
Net cash provided by (used in) operating activities	274,374	(523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(57,405)	(24,534)
Payment on related party debt	(33,000)	(20,000)
Payment of shareholder advances	(55,936)	-
Common stock issued for cash	27,000	249,518
Net cash (used in) provided by financing activities	(119,341)	204,984

Net increase in cash	$155,033	$204,461

Cash - beginning of year	$22,523	$6,555
Cash - end of period	$177,556	$211,016

Supplemental cash flow information:

Cash paid for interest	$5,465	$3,049

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2009

1.	BASIS OF PRESENTATION - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending October 31, 2009 or any future period.

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
January 31, 2009

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

On February 5, 2009, The Honorable Arthur J. Schwab entered an Order on the Motion of Elio Cattan and Eliotex, SRL (collectively, “Cattan”) to strike the assignment and satisfaction of judgment filed at Docket No. 04-00593 by Elite Properties, LLC.  Counsel for Innovative Designs, Inc. sought to preclude the District Court from rendering any determination on the merits as to the ownership of the Judgment or the propriety of the State Court execution proceedings by which ownership of the Judgment was transferred.

The District Court did not adopt or substantiate the legal argument brought forward by Counsel for Cattan, and did not render any findings on the merits that would disturb Elite Properties, LLC’s ownership of the IDI Judgment at the time it was satisfied.  In the event that any further such action is brought, it must be filed in the State Court, the forum in which the execution proceedings took place, and in which those proceedings were specifically approved and authorized by the Court.

Management and the Company’s Counsel believes that the results of the above-referenced litigation were beneficial to the Company, and that the likelihood of further proceedings, or of any outcome detrimental to the Company, is remote.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2009

5.	COMMON STOCK

On December 11, 2008, we issued a total of 20,000 shares of our common stock for cash for $.40 per share or $8,000.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 30, 2008, we issued a total of 70,000 shares of our common stock for cash for $.30 per share or $21,000.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 30, 2008, we issued a total of 1,500 shares of our common stock for cash for $.30 per share or $450.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

INNOVATIVE DESIGNS, INC.

January 31, 2009

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we or “our”) was formed on June 25, 2002. We market and sell clothing products such as  hunting apparel, and cold weather gear called “Artic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant proprieties.  We obtain INSULTEX through a license agreement with the owner and manufacturer of the material.  Since our formation we have devoted our efforts to:

•	Completing the development, design and prototypes of our products,
•	Obtaining retail stores or sales agents to offer and sell our products, and
•	Developing our website to sell more of our products.

INNOVATIVE DESIGNS, INC.

January 31, 2009

Results of Operations

Comparison of the Three Months Ended January 31, 2009 with the Three Months Ended January 31, 2008

Revenues

The following table shows a comparison of the results of operations between the three months ended January 31, 2009 and three months ended January 31, 2008:

	Three Months Ended January 31, 2009	% of Sales	Three Months Ended January 31, 2008	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$591,164	100%	$234,183	100%	$356,981	152.4%

OPERATING EXPENSES
Cost of sales	254,700	43.1%	135,825	58.0%	118,875	87.5%
Non-stock compensation	450	0.08%	2,400	1.0%	(1,950)	(81.3)%
Selling, general and administrative expenses	105,439	17.8%	113,853	48.6%	(8,414)	(7.4)%
	360,589	61.0%	252,078	107.6%	108,511	43.0%
Income (loss) from operations	230,575	39.0%	(17,895)	(7.6)%	248,470	(1,388.5)%

OTHER INCOME (EXPENSE)
INTEREST EXPENSE	(5,465)	(.9)%	(7,021)	(3.0)%	1,556	(22.2)%
	(5,465)	(.9)%	(7,021)	(3.0)%	1,556	(22.2)%

Net income (loss)	$225,110	38.1%	$(24,916)	(10.6)%	$250,026	(1,003.5)%

The increase in sales revenue for the three months ended January 31, 2009 over the corresponding period ending January 31, 2008 is a result of our selling more of our Artic Armor line of products.  We also utilized a television advertising campaign during the period that was very effective for our internet sales.  We do not pay sales commissions on such sales.  We are also offering more of a selection in terms of color and other refinements to our Artic Armor line that has increased its acceptance to the railroad industry as well as EMS and police units.  Most of our sales during the period were for this product line.

Because of the seasonal nature of our current product lines, Artic Armor and our hunting line. We do not expect the next quarter to show as strong sales of these items as in the prior quarter.

INNOVATIVE DESIGNS, INC.

January 31, 2009

Our increase in the cost of sales is the result of selling more of our products.  During the period ending January 31, 2009, we paid approximately $23,000 in legal expenses.

Liquidity and Capital Resources

During the quarter ended January 31, 2009, we funded our operations with revenues from sales and the selling of our securities in private transactions.  We will continue to fund operations from revenues and borrowings and the possible sale of securities.  Our ability to obtain outside funding of either debt or equity is being adversely affected in part, by the general inability to obtain commercial lending.

Short Term: We funded our operations with revenues from sales and the sale of our securities.  We sold approximately $29,000 worth of our common stock in private transactions during the period and we repaid approximately $88,000 in related party debt and shareholder advances.  The financial institution has restricted the amounts we can borrow on our lines of credit and they will not increase our borrowing capacity on the lines of credit.  The Company continues to pay its creditors when payments are due and has been successful in expanding its sales base into the oil and gas industry and to the railroad industry as well as to other sectors of the market.

Long Term: The Company will continue to fund operations from revenues, borrowings and the possible sale of its securities.  The Company is currently pursing financing to fund its long-term liquidity needs, however, the general state of the credit industry has made borrowing more difficult.

ITEM T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting.  Management, including our principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of January 31, 2009 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are not operating effectively.  Effective March 19, 2008, our Chief Executive Officer temporarily assumed the duties of our Chief Financial Officer.  As of the date of filing this Form 10-Q, the Chief Executive Officer continues these duties.  During the fourth quarter of 2008, a number of adjusting journal entries were recorded in order to adjust the ending inventory balance to the correct balance.  The nature of these entries related primarily to inventory valuation with regards to the correct balance.  Consequently, during the first quarter of 2009, a number of adjustments were recorded in order to correct the Company’s books and records.  The adjustments included the following: adjustments were made to ending cash balances which were not properly reconciled; inventory was adjusted for items which were received during this quarter but not entered into the inventory system by the Company and not reflected in the ending inventory balance; notes payables were corrected for payments made by the Company to lenders; and adjustments were made in order to adjust cost of sales to the correct balances.  The Chief Executive Officer is currently in the process of evaluating the Company’s controls and procedures surrounding the evaluation of inventory and properly stating cost of sales.

INNOVATIVE DESIGNS, INC.

January 31, 2009

PART II

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2008, we issued a total of 20,000 shares of our common stock for cash for $.40 per share or $8,000.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 30, 2008, we issued a total of 70,000 shares of our common stock for cash for $.30 per share or $21,000.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 30, 2008, we issued a total of 1,500 shares of our common stock for cash for $.30 per share or $450.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Innovative Designs, Inc.
Registrant

Date: March 26, 2009	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer