Form 10-Q
period 2009-04-30
INNOVATIVE DESIGNS INC
filed 2009-06-12
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2009

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

(Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 11, 2009, there were 18,698,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:  YES  ☐ NO  ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2009

		Page No.
Part I — Financial Information

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets at April 30, 2009 (Unaudited) and October 31, 2008	1

	Condensed Statements of Operations for the Three Months Ended April 30, 2009 and 2008, Six Months Ended April 30, 2009 and 2008	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) at April 30, 2009 (Unaudited) and October 31, 2008	3

	Condensed Statements of Cash Flows for the Six Months Ended April 30, 2009 and 2008	4

	Notes to Condensed Financial Statements	5 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item T.	Controls and Procedures	11

Part II — Other Information

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	12

Item 6.	Exhibits	13 - 16

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
April 30, 2009 (Unaudited) and October 31, 2008

	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$104,121	$22,523
Accounts receivable	35,315	159,128
Inventory	785,813	732,295
Deposits on inventory	108,550	305,000
Total current assets	1,033,799	1,218,946

LONG-TERM ASSETS
Net deferred income tax asset	-	-
Property and equipment - net	8,280	10,675
Total long-term assets	8,280	10,675

TOTAL ASSETS	$1,042,079	$1,229,621

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$34,338	$88,889
Customer deposits	-	9,823
Current portion of notes payable	15,405	169,530
Accrued interest expense	92,000	118,000
Accounts payable - related party	28,220	28,220
Related party debt	65,000	128,000
Shareholders advances	309,565	328,500
Accrued expenses	681	17,485
Total current liabilities	545,209	888,447

LONG-TERM LIABILITIES:
Net deferred income tax liability	-	-
Long-term portion of notes payable	389,873	397,115
Total long term liabilities	389,873	397,115

TOTAL LIABILITIES	935,082	1,285,562

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares authorized, 18,725,743 and 18,455,243 shares Issued and outstanding	1,875	1,846
Additional paid in capital	5,647,316	5,565,045
Accumulated deficit	(5,542,194)	(5,622,832)
Total stockholders' equity (deficit)	106,997	(55,941)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,042,079	$1,229,621

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2009 and 2008, Six Months Ended April 30, 2009 and 2008
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008

REVENUE	$57,666	$34,133	$648,830	$268,316

OPERATING EXPENSES:
Cost of sales	31,514	172,472	286,213	308,298
Non-stock compensation	52,850	-	53,300	-
Selling, general and administrative expenses	114,868	117,420	220,307	233,671
	199,232	289,892	559,820	541,969

(Loss)/income from operations	(141,566)	(255,759)	89,010	(273,653)

OTHER EXPENSE:
Interest expense	(2,907)	(26,981)	(8,372)	(34,004)
Total other expense	(2,907)	(26,981)	(8,372)	(34,004)

Net (loss)/income before income taxes	(144,473)	(282,740)	80,638	(307,657)
Income taxes	-	-	-	-

NET (LOSS)/INCOME	$(144,473)	$(282,740)	$80,638	$(307,657)

Weighted Average Shares Outstanding	18,846,743	18,024,073	18,883,085	18,042,743

Net income/(loss) per share	$(.008)	$(.016)	$.004	$(.017)

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
April 30, 2009 (Unaudited) and October 31, 2008

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2007	17,096,193	$1,711	$5,049,064	$(9,180,051)	$(4,129,276)

Shares issued for cash	505,050	50	208,716	-	208,766

Shares issued for services	594,000	59	216,291	-	216,350

Shares issued for extinguishment of debt	260,000	26	90,974	-	91,000

Net income	-	-	-	3,557,219	3,557,219

Balance at October 31, 2008	18,455,243	1,846	5,565,045	(5,622,832)	(55,941)

Shares issued for services	180,500	20	53,280	-	53,300

Shares issued for cash	90,000	9	28,991	-	29,000

Net income	-	-	-	80,638	80,638

Balance at April 30, 2009	18,725,743	$1,875	$5,647,316	$(5,542,194)	$106,997

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Unaudited)

	For the Six Months Ended
	April 30, 2009	April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$80,638	$(307,657)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Common stock issued for services	53,300	9,600
Depreciation and amortization	2,394	2,883
Changes in operating assets and liabilities:
Accounts receivable	123,813	187,834
Inventory	(53,518)	70,894
Deposits on inventory	196,450	(180,000)
Accounts payable	(54,550)	(915)
Accrued expenses	(16,804)	24,810
Customer deposits	(9,823)	-
Accrued interest on notes payable	(26,000)	6,410
Net cash provided by (used in) operating activities	295,900	(186,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(2,200)
Net cash used in investing activities	-	(2,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(161,367)	(31,612)
Payment on note payable - related party	(63,000)	(32,800)
Proceeds from shareholder advances	-	5,000
Payment of shareholder advances	(18,935)	(3,000)
Common stock issued for cash	29,000	254,513
Net cash (used in) provided by financing activities	(214,302)	192,101

Net increase in cash	$81,598	$3,760

Cash - beginning of year	$22,523	$6,555
Cash - end of period	$104,121	$10,315

Supplemental cash flow information:

Cash paid for interest	$8,572	$15,297

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2009

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

In December 2004, FASB issued FASB No. 123 (Revised 2004) Share-Based Payment.  This Statement establishes standards for the accounting and transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  The adoption of SFAS 123 (Revised 2004) by the Company did not have a material impact on the Company’s financial position, results of operations or cash flows.  There was no change in the status of outstanding shares or in the Equity Compensation Plan since October 31, 2008, and no shares were granted to employees of the Company for services rendered or to be rendered.

3.	EARNINGS PER SHARE

Innovative Designs, Inc. (the “Company”) calculates net income (loss) per share as required by Statement of Financial Accounting Standard No. 128, Earnings per Share.  Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  There were no fully diluted shares as of April 30, 2009 and 2008.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2009

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

We are subject to dispute and litigation both in and out of the ordinary course of our business.  None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.  With respect to the former, we applied for a federal trademark for the name “Arctic Armor” which was approved by the Patent and Trademark Office.  The application has been opposed by a third party who objects to the word “Armor”.  We are attempting to resolve the matter.

With respect to the latter, on July 30, 2008, Elio D. Cattan and Eliotex srl filed a Motion to Strike Satisfaction of Judgment in the action filed at 04-00593 in the United States District Court for the Western District of Pennsylvania.  The basis for the relief requested was Cattan’s averment that Innovative Designs defrayed certain of the expenses in Greystone, Inc.’s litigation in the United States, and that assistance violated Pennsylvania public policy regarding champerty and maintenance.

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

On March 31, 2009, Eliotex, srl (“Eliotex”) and Elio Cattan (“Cattan”) filed a Motion to Strike Assignment and Satisfaction of Judgment in the Court of Common Pleas of Allegheny County, Pennsylvania at Case No. GD-06-011327.  The Motion requests that the Court invalidate State Court execution proceedings on the default judgment entered against Eliotex and Cattan by Greystone, Inc. (“Greystone”) by which Greystone purchased at Sheriff Sale the default judgment against IDI entered in favor of Eliotex and Cattan in Italian arbitration proceedings and confirmed by the District Court.  The Motion further requests that the Court strike the purchase of an assignment of that judgment from Greystone, and its subsequent satisfaction, by Elite Properties, LLC.  IDI consented to the issuance of a Rule to Show Cause why the relief should not be granted.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2009

Subsequent to the issuance of the Rule, Counsel for IDI noted that the Motion set forth averments of fact but was not accompanied by an executed Verification, rendering it a nullity under Pennsylvania law.  Counsel for Eliotex and Cattan has acknowledged the same and absolved IDI of any duty to respond unless and until the Motion is accompanied by proper Verification.

Legal Counsel for IDI and the Company’s management are confident that the outcome of the Motion, if adjudicated, will favor IDI.  The Motion cites arcane theories of champerty and maintenance that the District Court expressly refused to adopt, and must be presented to the Honorable R. Stanton Wettick, Jr., a learner jurist and the Judge who in 2007 upheld the propriety of the execution proceedings at the time of a prior challenge by Eliotex and Cattan.

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

On December 30, 2008, we issued a total of 1,500 shares of our common stock for professional services for $.30 per share or $450.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On February 5, 2009, we issued a total of 100,000 shares of our common stock for professional services for $.25 per share or $25,000.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On February 5, 2009, we issued a total of 25,000 shares of our common stock for professional services for $.25 per share or $6,250.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On March 6, 2009, we issued a total of 54,000 shares of our common stock for professional services for $.40 per share or $21,600.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  Subsequent to the quarter ending April 30, 2009, 27,000 shares or $10,800 were canceled for non-performance of services.

INNOVATIVE DESIGNS, INC.

April 30, 2009

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

INNOVATIVE DESIGNS, INC.

April 30, 2009

Results of Operations

Comparison of the Three Months Ended April 30, 2009 with the Three Months Ended April 30, 2008.

Revenues

The following table shows a comparison of the results of operations between the three months ended April 30, 2009 and three months ended April 30, 2008:

	Three Months Ended April 30, 2009	% of Sales	Three Months Ended April 30, 2008	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$57,666	100%	$34,133	100%	$23,533	68.9%

OPERATING EXPENSES
Cost of sales	31,514	54.6%	172,472	505.3%	(140,958)	(81.7%)
Non-stock compensation	52,850	91.6%	-	-	52,850	100%
Selling, general and administrative expenses	114,868	199.2%	117,420	344.0%	(2,552)	(2.2%)
	199,232	345.5%	289,892	849.3%	(90,660)	(31.3%)
Loss from operations	(141,566)	(245.5%)	(255,759)	(749.3%)	114,193	44.6%

OTHER INCOME (EXPENSE)
INTEREST EXPENSE	(2,907)	(5.0%)	(26,981)	(79.0%)	24,074	89.2%
	(2,907)	(5.0%)	(26,981)	(79.0%)	24,074	89.2%

Net loss	$(144,473)	(250.5%)	$(282,740)	(828.3%)	$138,267	48.9%

Three Months Ended April 30, 2009 and 2008

The increase in revenues for the three months ended April 30, 2009, over the corresponding period ended April 30, 2008, is the result of our selling more of our Artic Armor line of products.  Our revenue was decreased by approximately $15,000 as a result of taking back goods from a customer who ordered them in a prior period but could not pay for them.  Approximately 90% of our sales for the period were from our Artic Armor line of products.  For the third quarter, we hope to have signed on a large distributor which will give us two distributors for our sales effort.  The advantage of such distributors is that they have more sales personnel and cover a wider territory.  They also are able to take orders from retailers who cannot commit to our minimum order levels.  We are also instituting our Early Order Booking program for the second year.  The program offers free shipping and better credit terms for those customers who indicate their intention to place a firm order in the future.  Our building wrap product is entering the final phases of testing.

INNOVATIVE DESIGNS, INC.

April 30, 2009

Some of the testing has shown excellent results.  We hope to have the testing completed by the end of June.  As soon as the testing phase is completed we will begin our marketing effort for this product line.

The following table shows a comparison of the results of operations between the six months ended April 30, 2009 and six months ended April 30, 2008:

	Six Months Ended April 30, 2009	% of Sales	Six Months Ended April 30, 2008	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$648,830	100%	$268,316	100%	$380,514	141.8%

OPERATING EXPENSES
Cost of sales	286,213	44.1%	308,298	114.9%	(22,085)	(7.2%)
Non-stock compensation	53,300	8.2%	-	-	53,300	100%
Selling, general and administrative expenses	220,307	34.0%	233,671	87.1%	(13,364)	(5.7%)
	559,820	86.3%	541,969	202.0%	17,851	(3.3%)
Income/(loss) from operations	89,010	13.7%	(273,653)	(102.0%)	362,663	132.5%

OTHER INCOME (EXPENSE)
INTEREST INCOME (EXPENSE)	(8,372)	(1.3%)	(34,004)	(12.7%)	25,632	75.4%
	(8,372)	(1.3%)	(34,004)	(12.7%)	25,632	75.4%

Net income/(loss)	$80,638	12.4%	$(307,657)	(114.7%)	$388,295	126.2%

Six months ended April 30, 2009 and 2008.

The increase in revenues for the six months ended April 30, 2009, over the corresponding period ended April 30, 2008, is a result of increased sales of our Artic Armor line of products.  We had television advertising during the winter season which increased our internet sales.  We also increased our selection in terms of color and other refinements to our Artic Armor line which increased acceptance.

INNOVATIVE DESIGNS, INC.

April 30, 2009

Liquidity and Capital Resources

During the quarter ended April 30, 2009, we funded our operations with revenues from sales.  We will continue to fund operations from revenues and borrowings and the possible sale of securities.  Our ability to obtain outside funding of either debt or equity is being adversely affected in part, by the general inability to obtain commercial lending.

Short Term: We funded our operations with revenues from sales.  The financial institution has restricted the amounts we can borrow on our lines of credit and they will not increase our borrowing capacity on the lines of credit.  The Company continues to pay its creditors when payments are due and has been successful in expanding its sales base into the oil and gas industry and to the railroad industry as well as to other sectors of the market.

Long Term: The Company will continue to fund operations from revenues, borrowings and the possible sale of its securities.  The Company is currently pursing financing to fund its long-term liquidity needs, however, the general state of the credit industry has made borrowing more difficult.

ITEM T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting.  Management, including our principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of April 30, 2009 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are not operating effectively.  Effective March 19, 2008, our Chief Executive Officer temporarily assumed the duties of our Chief Financial Officer.  As of the date of filing this Form 10-Q, the Chief Executive Officer continues these duties.  During the fourth quarter of 2008, a number of adjusting journal entries were recorded in order to adjust the ending inventory balance to the correct balance.  The nature of these entries related primarily to inventory valuation with regards to the correct balance.  Consequently, during the first quarter of 2009, a number of adjustments were recorded in order to correct the Company’s books and records.  The adjustments included the following: adjustments were made to ending cash balances which were not properly reconciled; inventory was adjusted for items which were received during this quarter but not entered into the inventory system by the Company and not reflected in the ending inventory balance; notes payables were corrected for payments made by the Company to lenders; and adjustments were made in order to adjust cost of sales to the correct balances.  During the second quarter of 2009, the Company hired an outside Certified Public Accountant to analyze and prepare the books and records.  As such, only immaterial reclassifications were made during the second quarter of 2009.  The Chief Executive Officer is currently in the process of evaluating the Company’s controls and procedures surrounding the evaluation of inventory and properly stating cost of sales.

INNOVATIVE DESIGNS, INC.

April 30, 2009

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

On December 30, 2008, we issued a total of 1,500 shares of our common stock for professional services for $.30 per share or $450.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On February 5, 2009, we issued a total of 100,000 shares of our common stock for professional services for $.25 per share or $25,000.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On February 5, 2009, we issued a total of 25,000 shares of our common stock for professional services for $.25 per share or $6,250.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On March 6, 2009, we issued a total of 54,000 shares of our common stock for professional services for $.40 per share or $21,600.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  Subsequent to the quarter ending April 30, 2009, 27,000 shares or $10,800 were canceled for non-performance of services.

We funded our operations with revenues from sales and the sale of our securities.  We sold approximately $29,000 worth of our common stock in private transactions during the period.

INNOVATIVE DESIGNS, INC.

April 30, 2009

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

Innovative Designs, Inc.
Registrant

Date: June 12, 2009	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer