Form 10-Q
period 2009-07-31
INNOVATIVE DESIGNS INC
filed 2009-09-14
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2009

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

As of September 11, 2009, there were 18,698,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:       YES  ☐          NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2009

		Page No.
	Part I — Financial Information

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets at July 31, 2009 (Unaudited) and October 31, 2008	1

	Condensed Statements of Operations for the Three Months Ended July 31, 2009 and 2008, Nine Months Ended July 31, 2009 and 2008	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) at July 31, 2009 (Unaudited) and October 31, 2008	3

	Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2009 and 2008	4

	Notes to Condensed Financial Statements	5 - 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 12

Item T.	Controls and Procedures	12 - 13

	Part II — Other Information

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	14

Item 6.	Exhibits	15

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
July 31, 2009 (Unaudited) and October 31, 2008

	2009	2008

ASSETS

CURRENT ASSETS:
Cash	$15,836	$22,523
Accounts receivable	14,592	159,128
Inventory	813,166	732,295
Deposits on inventory	117,061	305,000
Total current assets	960,655	1,218,946

LONG-TERM ASSETS
Property and equipment - net	7,083	10,675
Total long-term assets	7,083	10,675

TOTAL ASSETS	$967,738	$1,229,621

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$43,643	$88,889
Customer deposits	-	9,823
Current portion of notes payable	13,076	169,530
Accrued interest expense	92,000	118,000
Accounts payable - related party	28,220	28,220
Related party debt	65,000	128,000
Shareholders advances	295,164	328,500
Accrued expenses	728	17,485
Total current liabilities	537,831	888,447

LONG-TERM LIABILITIES:
Long-term portion of notes payable	388,626	397,115
Total long term liabilities	388,626	397,115

TOTAL LIABILITIES	926,457	1,285,562

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares authorized, 18,703,743 and 18,455,243 shares issued and outstanding	1,873	1,846
Additional paid in capital	5,638,018	5,565,045
Accumulated deficit	(5,598,610)	(5,622,832)
Total stockholders' equity (deficit)	41,281	(55,941)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$967,738	$1,229,621

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended July 31, 2009 and 2008, Nine Months Ended July 31, 2009 and 2008
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008

REVENUE	$26,616	$85,141	$675,446	$353,457

OPERATING EXPENSES:
Cost of sales	11,810	74,127	298,023	382,425
Non-stock compensation	(9,300)	14,000	44,000	23,600
Selling, general and administrative expenses	76,066	84,055	296,373	308,128
	78,576	172,182	638,396	714,153

(Loss)/income from operations	(51,960)	(87,041)	37,050	(360,696)

OTHER (EXPENSE)/INCOME:
Interest expense	(4,456)	(566)	(12,828)	(34,572)
Reversal of arbitration award	-	4,176,000	-	4,176,000
Total other (expense)/income	(4,456)	4,175,434	(12,828)	4,141,428

Net (loss)/income before income taxes	(56,416)	4,175,434	24,222	3,780,732
Income taxes	-	-	-	-

NET (LOSS)/INCOME	$(56,416)	$4,088,393	$24,222	$3,780,732

Weighted Average
Shares Outstanding	18,646,743	18,034,743	19,321,799	18,052,743

Net income/(loss) per share	$(.003)	$22.7	$.001	$20.9

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 31, 2009 (Unaudited) and October 31, 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance at October 31, 2007	17,096,193	$1,711	$5,049,064	$(9,180,051)	$(4,129,276)

Shares issued for cash	505,050	50	208,716	-	208,766

Shares issued for services	594,000	59	216,291	-	216,350

Shares issued for
extinguishment of debt	260,000	26	90,974	-	91,000

Net income	-	-	-	3,557,219	3,557,219

Balance at October 31, 2008	18,455,243	1,846	5,565,045	(5,622,832)	(55,941)

Shares issued for services	185,500	21	54,779	-	54,800

Shares issued for cash	90,000	9	28,991	-	29,000

Return of shares for non-performance of services	(27,000)	(3)	(10,797)	-	(10,800)

Net income	-	-	-	24,222	24,222

Balance at July 31, 2009	18,703,743	$1,873	$5,638,018	$(5,598,610)	$41,281

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASHFLOW
For Nine Months Ended July 31, 2009 and 2008
(Unaudited)

	For the Nine Months Ended
	July 31, 2009	July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,222	$3,780,732
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Common stock issued for services	54,800	23,600
Depreciation and amortization	3,592	1,879
Common stock returned for noncompliance of services	(10,800)	-
Accrued liability related to arbitration	-	(4,176,000)
Changes in operating assets and liabilities:
Accounts receivable	144,536	133,550
Inventory	(80,871)	154,702
Deposits on inventory	187,939	(285,000)
Accounts payable	(45,246)	(915)
Accrued expenses	(16,757)	16,864
Customer deposits	(9,823)	58,750
Accrued interest on notes payable	(26,000)	6,410
Net cash provided by (used in) operating activities	225,592	(285,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(164,943)	(54,866)
Payment on note payable - related party	(63,000)	(32,800)
Proceeds from shareholder advances	-	78,000
Payment of shareholder advances	(33,336)	-
Common stock issued for cash	29,000	349,513
Net cash (used in) provided by financing activities	(232,279)	339,847

Net (decrease)/increase in cash	$(6,687)	$54,419

Cash - beginning of year	$22,523	$6,555
Cash - end of period	$15,836	$60,974

Supplemental cash flow information:

Cash paid for interest	$12,832	$566

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31, 2009

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

Innovative Designs, Inc. (the “Company”) calculates net income (loss) per share as required by Statement of Financial Accounting Standard No. 128, Earnings per Share.  Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  There were no fully diluted shares as of July 31, 2009 and 2008.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31, 2009

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31, 2009

On June 10, 2009, Eliotex and Cattan filed a Verification to their Motion.  IDI filed its Answer to Rule to Show Cause on June 23, 2009.  Eliotex and Cattan conducted no discovery within the 60 day time period provided for by the Order issuing the Rule, and no oral argument on the Rule has been requested.  The Motion is dormant and likely to remain so for the foreseeable future.

Counsel for IDI is confident that the outcome of the Motion, if adjudicated, will favor IDI.  The Motion cites arcane theories of champerty and maintenance that the District Court expressly refused to adopt, and must be adjudicated by the Honorable R. Stanton Wettick, Jr., who in 2007 upheld the propriety of the execution proceedings at the time of a prior challenge by Eliotex and Cattan.

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

On March 6, 2009, we issued a total of 54,000 shares of our common stock for professional services for $.40 per share or $21,600.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  Subsequently on June 2, 2009, the Company cancelled 27,000 shares of this stock for non-performance of services.  The shares were valued at $.40 per share or an aggregate of $10,800.

On May 26, 2009, we issued 5,000 shares of our common stock for professional services for $.30 per share or $1,500.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

INNOVATIVE DESIGNS, INC.

July 31, 2009

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

INNOVATIVE DESIGNS, INC.

July 31, 2009

Results of Operations

Comparison of the Three Months Ended July 31, 2009 with the Three Months Ended July 31, 2008.

Revenues

The following table shows a comparison of the results of operations between the three months ended July 31, 2009 and three months ended July 31, 2008:

	Three Months Ended July 31, 2009	% of Sales	Three Months Ended July 31, 2008	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$26,616	100%	$85,141	100%	$(58,525)	(68.7)%

OPERATING EXPENSES
Cost of sales	11,810	44.4%	74,127	87.1%	(62,317)	(84.1)%
Non-stock compensation	(9,300)	(34.9)%	14,000	16.4%	(23,300)	(166.4)%
Selling, general and administrative expenses	76,066	285.8%	84,055	98.7%	(7,989)	(9.5)%
	78,576	295.2%	172,182	202.2%	(93,606)	(54.4)%
Loss from operations	(51,960)	195.2%	(87,041)	(102.2)%	35,081	40.3%

OTHER INCOME (EXPENSE)
Interest expense	(4,456)	(16.7)%	(566)	(.67)%	(3,890)	(687.3)%
Reversal of arbitration award	-	-	4,176,000	4,904.8%	(4,176,000)	(100)%
Total other income (expense)	(4,456)	(16.7)%	4,175,434	4,904.1%	(4,179,890)	(100.1)%

Net (loss)/income	$(56,416)	(212.0)%	$4,088,393	4,801.9%	$(4,144,809)	(101.4)%

Three Months Ended July 31, 2009 and 2008

Revenues for the three months ended July 31, 2009, were $26,616 compared to $85,141 for the three months ended July 31, 2008.  The decrease was largely on account of the fact that during the last few days of July 2008, two orders totaling approximately $56,000 were shipped.  Over 90% of the products sold were our Artic Armor line of products.  Because this line is our main source for sales, there is a very seasonal nature to our sales cycle.  We do anticipate a much greater demand for our products for the next three months.  We believe that as a result of a cooler summer this year orders will be received earlier than in prior years.  In the first part of September we have already seen this to occur.  As discussed below, we do have written orders for delivery later in the year and as the cold season approaches we expect orders to increase.  Included in the net income (loss) for the three months ended July 31, 2008, is the reversal of the arbitration award in the amount of $4,176,000.

INNOVATIVE DESIGNS, INC.

July 31, 2009

During the period we did reach a verbal understanding with a large distributor and we expect orders to be received later in the month of September or early October. Our Early Order Booking program produced orders that began shipping September 1, 2009, and will continue until February 1, 2010.  We did not start counting EOB orders until this year, but we believe the program has produced significantly more orders than in the first year of the program.  Our building wrap product is still in the last stages of testing.

The following table shows a comparison of the results of operations between the nine months ended July 31, 2009 and nine months ended July 31, 2008.

	Nine Months Ended July 31, 2009	% of Sales	Nine Months Ended July 31, 2008	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$675,446	100%	$353,457	100%	$321,989	91.1%

OPERATING EXPENSES
Cost of sales	298,023	44.1%	382,425	108.2%	(84,402)	(22.1)%
Non-stock compensation	44,000	6.5%	23,600	6.7%	20,400	86.4%
Selling, general and administrative expenses	296,373	43.9%	308,128	87.2%	(11,755)	(3.8)%
	638,396	94.5%	714,153	202.0%	(75,757)	(10.6)%
Income/(loss) from operations	37,050	5.5%	(360,696)	(102.0)%	397,746	110.3%

OTHER INCOME (EXPENSE)
Interest (expense) income	(12,828)	(1.9)%	(34,572)	(9.8)%	21,744	(62.9)%
Reversal of arbitration award	-	-	4,176,000	1,181.5%	4,176,000	100%
Total other income (expense)	(12,828)	(1.9)%	4,141,428	(1,171.7)%	(4,128,400)	(99.7)%

Net income/(loss)	$24,222	3.6%	$3,780,732	1,069.6%	$(3,756,510)	(99.4)%

Nine months ended July 31, 2009 and 2008.

Revenues for the nine months ended July 31, 2009, were $675,446 compared to revenues of $353,457 for the nine months ended July 31, 2009.  The increase is a result, we believe, of the advertising program conducted over the last cold season.  We also added a new color to the Artic Armor line.  Included in the net income for the nine months ended July 31, 2008, is the reversal of the arbitration award in the amount of $4,176,000.

INNOVATIVE DESIGNS, INC.

July 31, 2009

As of September 10, 2009, we had orders for approximately $150,000.  However, we have shipped more orders since July 31, 2009, than we did in the corresponding period in 2008.  These orders have delivery dates for October, November and December of this year.  The orders do not require any monetary deposit and can be cancelled, without penalty, by the customer at any time.

Liquidity and Capital Resources

During the quarter ended July 31, 2009, we funded our operations with revenues from sales.  We will continue to fund operations from revenues and borrowings and the possible sale of securities.  Our ability to obtain outside funding of either debt or equity is being adversely affected in part, by the general inability to obtain commercial lending.

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

ITEM T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting.  Management, including our principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of July 31, 2009 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are not operating effectively.  Effective March 19, 2008, our Chief Executive Officer temporarily assumed the duties of our Chief Financial Officer.  As of the date of filing this Form 10-Q, the Chief Executive Officer continues these duties.  During the fourth quarter of 2008, a number of adjusting journal entries were recorded in order to adjust the ending inventory balance to the correct balance.  The nature of these entries related primarily to inventory valuation with regards to the correct balance.  Consequently, during the first quarter of 2009, a number of adjustments were recorded in order to correct the Company’s books and records.  The adjustments included the following: adjustments were made to ending cash balances which were not properly reconciled; inventory was adjusted for items which were received during this quarter but not entered into the inventory system by the Company and not reflected in the ending inventory balance; notes payables were corrected for payments made by the Company to lenders; and adjustments were made in order to adjust cost of sales to the correct balances.  During the second quarter of 2009, the Company hired an outside Certified Public Accountant to analyze and prepare the books and records.  As such, only immaterial reclassifications were made during the second quarter of 2009.  No reclassifications were made during the third quarter of 2009.  The Chief Executive Officer is currently in the process of evaluating the Company’s controls and procedures surrounding the evaluation of inventory and properly stating cost of sales.

INNOVATIVE DESIGNS, INC.

July 31, 2009

There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INNOVATIVE DESIGNS, INC.

July 31, 2009

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

On March 6, 2009, we issued a total of 54,000 shares of our common stock for professional services for $.40 per share or $21,600.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  Subsequently on June 2, 2009, the Company cancelled 27,000 shares of this stock for non-performance of services.  The shares were valued at $.40 per share or an aggregate of $10,800.

On May 26, 2009, we issued 5,000 shares of our common stock for professional services for $.30 per share or $1,500.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

We funded our operations with revenues from sales and the sale of our securities.  We sold approximately $29,000 worth of our common stock in private transactions during the nine month period ended July 31, 2009.

INNOVATIVE DESIGNS, INC.

July 31, 2009

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

Innovative Designs, Inc.
Registrant

Date: September 11, 2009	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer