Form 10-K/A
period 2008-10-31
INNOVATIVE DESIGNS INC
filed 2009-11-23
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
 ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15 (d) of the Act.
 ☐ Yes   ☒ No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K (sec. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check One)

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

Transitional Small Business Disclosure Format:     Yes  ☐   No ☒

EXPLANATORY NOTE

Innovative Designs, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K to amend our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 which was filed with the US Securities and Exchange commission ( the “SEC”) on January 29, 2009. (the “Original Filing”).

The purpose of this /Amendment No.1 is to respond to certain comments received from the staff of the SEC.  The following sections of the Original Filing have been revised to reflect the staff’s comments:

•	Cover Page
•	Recent Sales of Unregistered Securities
•	Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Controls and Procedures Directors, Executive Officers and Corporate Governance
•	Executive Compensation Security Ownership of Certain Beneficial Owners and management, and Director Independence
•	Certain Relationships and Related Transactions
•	Exhibits and Financial Statement Schedules Signatures
•	Financial Statements
•	Section 302 Certifications

This Amendment No.1 does not reflect events that that occurred after the filing of the Original Filing and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth above.  Accordingly, this Amendment No.1 should be read along with our other filings made with the SEC.

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

House Wrap

In early January 2008, we announced that we had completed our research and development effort on a new use for INSULTEX as a house wrap for the building construction industry.  This house wrap will provide barrier protection plus moisture vapor transmission and the novel feature of approximately R2 insulation.  The house wrap was designed specifically to add enhanced insulating characteristics.  In addition the house wrap will be priced competitively with existing house wraps that do not provide any insulation.  The development efforts were conducted by our own personnel.  The testing phase has been completed and we are now preparing to submit it to an independent testing facility.

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

•
We receive a purchase order for a certain number of items from a wholesale purchaser by hand delivery, fax, courier, or mail, with an authorized signature of the purchaser.  We do not accept telephone orders.

•
We contact our sub-manufacturers with the details of the order, including the number of units to be produced according to design or model, size, or color.  The sub-manufacturer procures all materials required for the product.

•	We complete and forward a purchase order to the manufacturer. The manufacturer approves or disapproves a purchase order.

•	If the purchase order is approved, the manufacturer responds with a final cost, production schedule and date the goods will be delivered to us.

•	Our sub-manufacturers ship finished goods to us.

•
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

Recent Sales of Unregistered Securities.

On November 1, 2007, we issued a total of 425,000 shares of our common stock to two consultants for business consulting services for $.35 per share or $148,750.  One consultant received 225,000 shares and the other consultant received 200,000 shares.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On November 3, 2007, we issued 110,000 shares of our common stock to a noteholder in exchange for the note.  The noteholder is a shareholder of the Company.  The closing price of our common stock on that date was $.35 per share making the value of the transaction $38,500.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On November 3, 2007, we issued a total of 6,000 shares of our common stock to a consultant for services relating to the use of our Arctic Armor line of products to the law enforcement community.  The closing price of our common stock on that date was $.40.  Based on the closing price, the value of the common stock issued was $2,400.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On November 3, 2007, we issued, in a private placement, a total of 47,150 shares of our common stock for cash for $.40 a share to seven investors.  Based on the closing price, the value of the common stock issued was $18,860.  The shares were issued without registration pursuant to the exemption provided by Section 506 of Regulation D promulgated under the Securities Act of 1933, as amended as an offering to “accredited investors” as that term in defined in Regulation D.

On December 1, 2007, we issued each of our director’s except our CEO and Chairman of the Board 25,000 shares of our common stock for their services.  We also issued 25,000 shares to our Vice-president Sales, 30,000 shares to one of our legal counsel for their services and 25,000 shares for marketing services.  The closing price of our common stock was $.40 per share.  These shares were accrued in the prior year (October 31, 2007) financial statements as these services were performed during the fiscal year ended October 31, 2007.  Based on the closing price, the value of the shares issued was $62,000.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

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

On January 4, 2008, we issued 67,500 shares of our common stock for cash to three investors in a private placement.  The proceeds were $30,375.  The shares were issued without registration pursuant to the exemption provided in Section 506 of Regulation D promulgated under the Securities Act of 1933, as amended as an offering to “accredited investors” as that term is defined in Regulation D.

On January 7, 2008, we issued 40,000 shares of our common stock in exchange for debt to a stockholder of the Company.  The closing price of our common stock on that date was $.35 per share.  Based on the closing price, the value of the stock was $14,000 which equaled the amount of debt due to the stockholder.  The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On February 29, 2008, we issued 110,000 shares of our common stock in exchange for debt and accrued interest for $.35 per share to a stockholder of the Company.  Based on the closing price, the value of the stock was $38,500 which equaled the amount of debt and accrued interest due to the stockholder.  The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On February 29, 2008, we issued 11,100 shares of our common stock for cash for $.45 per share or $4,995 in a private placement to one investor.  The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On March 18, 2008, we issued 18,000 shares of our common stock to a consultant for design services for $.40 per share or $7,200.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On May 23, 2008, we issued a total of 25,000 shares of our common stock to two consultants, one for 15,000 shares and the other for 10,000 shares, for consulting services relating to the use of our Arctic Armor products in the railroad industry for $.40 per share or $10,000.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On June 30, 2008, we issued 10,000 shares of our common stock to a consultant for business consulting services relating to our Arctic Armor line of products for $.40 per share or $4,000.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On June 30, 2008, we issued 62,500 shares of our common stock for cash for $.40 per share or $25,000 in a private placement to one investor who was a stockholder of the Company.  The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On July 8, 2008, we issued 125,000 shares of our common stock for cash for $.40 per share or $50,000 to one investor who was a stockholder of the Company.  The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On July 29, 2008, we issued 50,000 shares of our common stock for cash for $.40 per share or $20,000 to one investor who was a stockholder of the Company.  The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On September 8, 2008, we issued 20,000 shares of our common stock for legal services.  The shares were valued at the closing price on that day of $.40 per share for a total value of $8,000.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On September 8, 2008, we issued a total of 10,000 shares of our common stock for $.40 per share or $4,000 for marketing services to one consultant.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On September 18, 2008, we issued a total of 100,000 shares of our common stock for $.40 per share or $40,000 for business and financial consulting services to a consultant who is also a stockholder of the Company.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

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

Results of Operations

Comparison of the fiscal year ended October 31, 2008, with the fiscal year ended October 31, 2007.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2008 and October 31, 2007:

	Fiscal Year Ended October 31, 2008	% of Sales	Fiscal Year Ended October 31, 2007	% of Sales	$ Increase (Decrease)	% Change

REVENUE	$543,137	100%	$674,541	100%	$(131,404)	(19.5)%

OPERATING
EXPENSES
Cost of sales	477,645	87.9%	219,665	32.5%	257,980	117.4%
Non-stock compensation	216,351	39.8%	78,000	11.5%	138,351	177.4%
Selling, generaland administrative expenses	401,389	73.9%	259,809	38.5%	141,580	54.5%

(Loss) income from operations	(552,248)	(101.7)%	117,067	17.4%	(669,315)	(571.1)%

OTHER INCOME
(EXPENSE)
Interest income (expense)
Arbitration award	(66,533)	(12.3)%	(63,974)	(9.4)%	2,559	4.0%
	4,176,000	768.8%	-	-	4,176,000	100.0%
Net income
	$3,557,219	654.9%	$53,093	7.9%	$3,504,126	6,600.00%

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

Liquidity and Capital Resources

During the fiscal year ended October 31, 2008, we funded our operations with revenues from sales, sales of our securities in private transactions and loans from our Chief Executive Officer.  We will continue to fund operations from revenues and borrowings and the possible sale of securities.  The $4,167,000 of “Other Income” is attributable to the Italian Arbitration Award and is a reversal of a prior accrual and has no effect on our cash position.

Short Term: We funded our operations with revenues from sales and loans from our Chief Executive Officer.  Our ability to obtain outside funding of either debt or equity has been adversely affected by our former status in bankruptcy.  Further, the bankruptcy status has resulted in customers reducing their sales activity or ceasing to do business with us or all together.  The loss of this revenue had an adverse impact on the Company’s short term liquidity.  The financial institution, Enterprise Bank, restricted the amounts we can borrow on our lines of credit and they will not increase our borrowing capacity on the lines of credit.

Our debt obligations consist of the following:

•
US SBA Loan.  The amount was $280,100.  This was a disaster loan assistance program.  The date of the loan was July 12, 2005.  The interest rate is 2.9% yearly.  Payments are $1,186 per month for thirty years.  The loan is guaranteed by our CEO and he and his spouse have pledged certain assets as collateral for the loan.  The loan was modified on January 23, 2006.  The new loan amount is $430,000.  The monthly payments are $1,820 and the loan matures in July 2035.

•
Redevelopment Authority of Allegheny County.  The amount was $13,923.  This was a business relief program loan as a result of Hurricane Ivan.  Monthly payments are $290 and there is no interest on the loan.  The loan matures in 47 months and is personally guaranteed by our CEO and a subordinated lien has been placed against all of the Company’s business assets.

•
Enterprise Bank.  This is a revolving line of credit.  The amount of the credit line is $300,000 and the interest rate is prime plus 2.25%.  There is a one year maturity.  Security for the line of credit is a lien on all of the Company’s business assets and a subordinate lien on all available assets of our CEO as a guarantor of the advance.

•
Citizens Bank.  This is a vehicle installment sale contract.  The amount financed was $7,000.  The interest rate is 8.50% and the monthly payments are $193.27.  There are a total of forty-two payments with the first payment on October 26, 2005.

•	James Kearney. The amount of the loan is $8,000 and interest is flat rate. Interest and principle are due and payable in full at any time after December 10, 2005.

•	Dean Kolocouris. Mr. Kolocouris is a director of the Company. The amount of the loan is $20,000. Interest is at 10% and the loan is due on demand.

•
Riccelli Properties.  Riccelli Properties is owned by our CEO.  The amount of the advances is $108,000.  The advances were made on an oral basis at various times between 2004 and 2006.  The advances are non-interest bearing and there are no repayment terms.

The Company intends to repay these debt obligation with funds it generates from revenues, from the possible sale of its securities either debt or equity, from advances from its CEO or other stockholders or from commercial loan arrangements.  The Company continues to pay its creditors when payments are due and has been successful in expanding its sales base into the oil and gas industry and the railroad industry and other areas where cold weather clothing is required.

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

ITEM 9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None

ITEM 9A. (T)                                CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management, including our principal executive/financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of October 31, 2008 and, based on their evaluation, our principal executive/financial officers have concluded that these controls and procedures are ineffective.  Throughout the reporting period, the Company’s former Chief Financial Officer would calculate the Company’s monthly cost of sales and month end inventory balances using the retail method of accounting.  Under the retail method, which is a method widely used by merchandising firms to value or estimate ending inventory, a “cost-to-retail” factor (a percentage) is applied to sales to determine an estimate of the amount of inventory that was sold to produce the monthly sales.  After the Company estimated the inventory sold, it would reduce its end of the month inventory balance by this amount.  At the end of each quarter, the Company takes physical count of the product on hand and trues up the quarter end inventory balance.  During the last quarter of 2008, the Company performed a physical count of the products on hand at October 31, 2008, however, it did not true up the value of the inventory on hand in its general ledger as a result of the physical count.  At the time when the error was found, the Company maintained a separate inventory subsidiary ledger.  The error was discovered when the Company’s Chief Financial Officer was comparing the ending balance in its inventory subsidiary ledger to the ending inventory balance in the general ledger.  The total cumulative amount for the fourth quarter was $16,653.

With the discovery of this error, the Company ceased using the retail method of accounting to account for its monthly cost of sales and ending inventory balances, effective February 2009.  The Company also purchased integrated inventory software that tracks purchases and sales of inventory using actual inventory values rather than a factor under the retail method of accounting.  The Company began using this software effective February 1, 2009.  With the purchase of the inventory software and no longer using the retail method of accounting, Management believes the change in its controls and procedures will mitigate errors from occurring in inventory with respect to inventory cost.

Effective March 19, 2008, our Chief Executive Officer temporarily assumed the duties of the Chief Financial Officer.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13-15(f) of the Securities Exchange Act.  Our management determined that our internal control over financial reporting was effective as of October 31, 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Audit Committee

We do not have a separate standing Audit Committee.  Therefore, our entire Board of Directors acts as the Audit Committee.  The Board of Directors has determined that Mr. Dean Kolocouris is its financial expert.  Mr. Kolocouris is a loan officer for a bank and has a degree in Finance.

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

Director Compensation

Name	Fees Paid Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anthony Fonzi	10,000	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	10,000
Dean P. Kolocouris	10,000	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	10,000
Robert D. Monsour	10,000	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	10,000
Daniel P. Rains	10,000	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	10,000
Joseph Riccelli	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND DIRECTOR INDEPENDANCE

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

We have received advances from some of our Executive officers and directors.

•
We received various advances from Riccelli Properties from 2004 through 2006.  We currently owe approximately $10,000 on the advances; there are no written loan documents to evidence these advances.  There is no interest rate on the advances and the advances have no specified repayment terms.

•	Mr. Dean Kolocouris, a director, has an advance of $20,000. The advance is due on demand and the interest rate is 10%.

Independence of Board Members

The Company has adopted the NASDAQ Listing Rules, Rule 5605 and 5605 (a) (20, for determining the independence of its directors.  Directors are deemed independent only if the Board affirmatively determines that the director has no material relationship with the Company directly or as an officer, share owner or partner of an entity that has a relationship with the Company or any other relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Audit Related Fees
None.

Tax Fees
None.

All Other Fees
None.

ITEM 15.                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested] **
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.
10.3	License Agreement effective May 30, 2005 by and between Hass outdoors, Inc and Innovative Designs, Inc.
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.
10.5	Loan Agreement between Redevelopment Authority of Allegheny County and Innovative Designs, Inc. dated June 2, 2005.
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005.
10.7	Change in Terms Agreement between Enterprise Bank and innovative Designs, Inc. dated June 1, 2006.
10.8	Agreement by and between Innovative Designs, Inc and James Kearney dated July 28, 2004.
10.9	Note Agreement between Innovative Designs, inc. and Dean Kolocouris dated September 25, 2006.
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008

Reports on Form 8-K
None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: November 19, 2009	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 19, 2009	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer, Chief Financial Officer, Principle Accounting Officer, and Chairman of the Board of Directors

Date: November 19, 2009	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: November 19, 2009	by:	/s/ Robert D. Monsour
Robert D. Monsour
Director

Date: November 19, 2009	by:	/s/ Daniel Rains
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

/s/ Louis Plung & Company, LLP

Pittsburgh, Pennsylvania
January 27, 2009

INNOVATIVE DESIGNS, INC.

BALANCE SHEET
October 31, 2008

2008

ASSETS

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

4.    BORROWINGS

Borrowings at October 31, 2008 consisted of the following:

2008

Related Party Borrowings

Loan Payable - Related party; Riccelli Properties. Loan Payable is non-interest bearing with no payment terms.	$108,000

Loan Payable - Dean Kolocouris due on demand; interest is 10%.	20,000

Total Related Party Borrowings	$128,000

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

2008

Total Related Party Borrowings from page 40	$128,000

Other Borrowings

Note Payable - James Kearney; interest is flat rate of $8,000; principal and interest due and payable in full at any time after December 10, 2005.	$75,000

Loan payable - Citizens National Bank - due March 26, 2009; interest is 8% per annum; payable in monthly installments of $193.27.	179

Note Payable - Redevelopment Authority of Allegheny County; due June 2010; payable in monthly installments of $290. This is a non-interest bearing note.	6,092

Note Payable - U.S. Small Business Administration; due December 2035; payable in monthly installments of $1,820 including interest at 2.9% per annum.	404,752

Loan Payable - Enterprise Bank line of credit; interest is prime rate plus 2.25%.	80,622

Total Other Borrowings	$566,645

Total Borrowings	$694,645

Less current portion of Related Party Borrowings	(128,000)

Less current portion of Other Borrowings	(169,530)

Total Long-Term Borrowings	$397,115

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Maturities of debt for the next five years after October 2008 are as follows:

	Related Party	Other
Year Ending October 31,	Borrowings	Borrowings	Total

2009	$128,000	$169,530	$297,530
2010	-	13,159	13,159
2011	-	10,859	10,859
2012	-	11,178	11,178
2013 and thereafter	-	361,919	361,919

	$128,000	$566,645	$694,645

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

INNOVATIVE DESIGNS, INC.

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

9.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$234,183	$34,133	$85,141	$189,680	$543,137
(Loss) from operations	(17,895)	(255,759)	(87,041)	(191,553)	(552,248)

NET INCOME (LOSS)	$(24,916)	$(26,981)	$4,088,393	$(479,277)	$3,557,219

Weighted average shares outstanding	17,522,343	18,024,073	18,034,743	18,455,243	18,150,675

Basic loss per share	(.0014)	(.0015)	22.67	(.026)	.196

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$215,683	$42,951	$35,093	$380,814	$674,541
Income (Ioss) from operations	54,081	(45,745)	(48,515)	157,246	117,067

NET INCOME (LOSS)	$46,882	$(65,190)	$(52,366)	$123,767	$53,093

Weighted average shares outstanding	16,906,030	16,906,030	16,906,030	16,906,193	16,906,152

Basic income (loss) per share	.003	(.004)	(.003)	.007	.003

Page Intentionally Left Blank