Form 10-Q/A
period 2009-01-31
INNOVATIVE DESIGNS INC
filed 2009-11-23
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Innovative Designs, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q to amend our Quarterly  Report on Form 10-kQ for the three month period ended January 31, 2009, which was filed with the US Securities and Exchange commission ( the “SEC”) ( the Original Filing”).

The purpose of this Amendment No.1 is to respond to certain comments received from the staff of the SEC.  The following sections of the Original Filing have been revised to reflect the staff’s comments:

•	Item T
•	Item2
•	Exhibit 31.1

This Amendment No.1 does not reflect events that that occurred after the filing of  Original Filing and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth above..  Accordingly, this Amendment No.1 should be read along with our other filings made with the SEC.

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

On December 30, 2008, we issued a total of 1,500 shares of our common stock for services for $.30 per share or $450.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting.  Management, including our principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of January 31, 2009 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures were ineffective.  Effective March 19, 2008, our Chief Executive Officer temporarily assumed the duties of our Chief Financial Officer.  As of the date of filing this Form 10-Q, the Chief Executive Officer continues these duties.  During the fourth quarter of 2008, a number of adjusting journal entries were recorded in order to adjust the ending inventory balance to the correct balance.  The nature of these entries related primarily to inventory valuation with regards to the correct balance.  Consequently, during the first quarter of 2009, a number of adjustments were recorded in order to correct the Company’s books and records.  The adjustments included the following: adjustments were made to ending cash balances which were not properly reconciled; inventory was adjusted for items which were received during this quarter but not entered into the inventory system by the Company and not reflected in the ending inventory balance; notes payables were corrected for payments made by the Company to lenders; and adjustments were made in order to adjust cost of sales to the correct balances.  Throughout the reporting period, the Company’s former Chief Financial Officer would calculate the Company’s monthly cost of sales and month end inventory using the retail method of accounting.  Under the retail method, which is a method widely used by merchandising firms to value or estimate ending inventory, a “cost-to-retail” factor (a percentage) is applied to sales to determine an estimate of the amount of inventory that was sold to produce monthly sales.  After the Company estimated the inventory sold, it would reduce its end of the month inventory balance by this amount.  At the end of each quarter, the Company takes a physical count of the product on hand and trues up the value of the inventory on hand in its general ledger as a result of the physical count.  However, the Company did not true up the value of inventory on hand in its general ledger at the end of the first quarter of 2009. At the time when the error was found, the Company maintained a separate inventory subsidy ledger.  The error was discovered when the Company’s Chief Financial Officer was comparing the ending balance in its inventory subsidy ledger to the ending inventory balance in the general ledger.

With the discovery of the error, the Company ceased the retail method of accounting to account for its monthly cost of sales and ending inventory balances, effective February 2009.  The Company also purchased integrated inventory software that tracks purchases and sales of inventory using actual inventory values rather than a factor under the retail method of accounting.  The Company began using this software effective February 1, 2009 with the purchase of the inventory software and no longer using the retail method of accounting.  Management believes the change in its controls and procedures will mitigate errors from occurring in inventory with respect to inventory cost.

INNOVATIVE DESIGNS, INC.

January 31, 2009

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13(a)-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2008, we issued a total of 20,000 shares of our common stock for cash for $.40 per share or $6,000 to one investor in a private placement.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On December 30, 2008, we issued a total of 70,000 shares of our common stock for cash for $.30 per share or $21,000 to one investor in a private placement.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On December 30, 2008, we issued a total of 1,500 shares of our common stock for services to a sales consultant for $.30 per share or $450.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By Laws

31.1	Rule 13a - 14a Certification of Chief Executive Office and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

INNOVATIVE DESIGNS, INC.

January 31, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: November 19, 2009	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer