Form 10-Q/A
period 2009-04-30
INNOVATIVE DESIGNS INC
filed 2009-11-23
CIK 1190370

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

EXPLANATORY NOTE

Innovative Designs, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q to amend our Quarterly  Report on Form 10-kQ for the three month period ended April 30, 2009, which was filed with the US Securities and Exchange commission ( the “SEC”) ( the “Original Filing”).

The purpose of this Amendment No.1 is to respond to certain comments received from the staff of the SEC.  The following sections of the Original Filing have been revised to reflect the staff’s comments:

•	Item T
•	Item 2
•	Exhibit 31.1

This Amendment No.1 does not reflect events that that occurred after the filing of  Original Filing and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth above..  Accordingly, this Amendment No.1 should be read along with our other filings made with the SEC.

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2009

		Page No.

Part I — Financial Information

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets at April 30, 2009 (Unaudited)
	and October 31, 2008	1

	Condensed Statements of Operations for the Three Months Ended
	April 30, 2009 and 2008, Six Months Ended April 30, 2009 and 2008	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) at
	April 30, 2009 (Unaudited) and October 31, 2008	3

	Condensed Statements of Cash Flows for the Six Months
	Ended April 30, 2009 and 2008	4

	Notes to Condensed Financial Statements	5 - 8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9 – 12

Item T.	Controls and Procedures	12

Part II — Other Information

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	13

Item 6.	Exhibits	14

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
April 30, 2009

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

INNOVATIVE DESIGNS, INC.

April 30, 2009

PART II

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2008, we issued a total of 20,000 shares of our common stock for cash for $.40 per share or $8,000 to one investor in a private placement.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On December 30, 2008, we issued a total of 70,000 shares of our common stock for cash for $.30 per share or $21,000 to one investor in a private placement  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On December 30, 2008, we issued a total of 1,500 shares of our common stock for services for $.30 per share or $450 to a sales consultant.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.   The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On February 5, 2009, we issued a total of 100,000 shares of our common stock for financial consulting services for $.25 per share or $25,000 to one person.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On February 5, 2009, we issued a total of 25,000 shares of our common stock for services for $.25 per share or $6,250 to one person who is a sales consultant to the Company.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On March 6, 2009, we issued a total of 54,000 shares of our common stock for services for $.40 per share or $21,600 to one person who was a financial public relations consultant to the Company.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.  Subsequent to the quarter ending April 30, 2009, 27,000 shares or $10,800 were canceled for non-performance of services.

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