Form 10-K/A
period 2008-10-31
INNOVATIVE DESIGNS INC
filed 2010-01-11
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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
☐ Yes   ☒ No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K (sec. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check One)

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

Transitional Small Business Disclosure Format:      Yes  ☐    No  ☒

EXPLANATORY NOTE

Innovative Designs, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K to amend our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 which was filed with the US Securities and Exchange commission ( the “SEC”) on January 29, 2009. (the “Original Filing”).

The purpose of this Amendment No.2 is to respond to certain comments received from the staff of the SEC.  The following sections of the Original Filing have been revised to reflect the staff’s comments:

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

This Amendment No.2 does not reflect events that that occurred after the filing of the Original Filing and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth above.  Accordingly, this Amendment No.2 should be read along with our other filings made with the SEC.

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

On December 20, 2007, we issued each of our director’s, and a former director, except our CEO and Chairman of the Board 25,000 shares of our common stock for their services.  We also issued 25,000 shares to our Vice-president Sales, 30,000 shares to one of our legal counsel for their services and 25,000 shares for marketing services.  The closing price of our common stock was $.40 per share.  These shares were accrued in the prior year (October 31, 2007) financial statements as these services were performed during the fiscal year ended October 31, 2007.  Based on the closing price, the value of the shares issued was $72,000.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

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

On September 8, 2008, we issued 20,000 shares of our common stock for cash for $.40 per share or $8,000 in a private placement to one investor.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

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

Results of Operations

Comparison of the fiscal year ended October 31, 2008, with the fiscal year ended October 31, 2007.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2008 and October 31, 2007:

	Fiscal Year Ended October 31, 2008	% of Sales	Fiscal Year Ended October 31, 2007	% of Sales	$ Increase (Decrease)	% Change

REVENUE	$543,137	100%	$674,541	100%	$(131,404)	(19.5)%

OPERATING EXPENSES
Cost of sales	477,645	87.9%	219,665	32.5%	257,980	117.4%
Non-stock compensation	216,351	39.8%	78,000	11.5%	138,351	177.4%
Selling, general and administrative expenses	401,389	73.9%	259,809	38.5%	141,580	54.5%

(Loss) income from operations	(552,248)	(101.7)%	117,067	17.4%	(669,315)	(571.1)%

OTHER INCOME (EXPENSE)
Interest income (expense)	(66,533)	(12.3)%	(63,974)	(9.4)%	2,559	4.0%
Arbitration award	4,176,000	768.8%	-	-	4,176,000	100.0%

Net income	$3,557,219	654.9%	$53,093	7.9%	$3,504,126	6,600.00%

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

Short Term: We funded our operations with revenues from sales and loans from our Chief Executive Officer.  Our ability to obtain outside funding of either debt or equity has been adversely affected by our former status in bankruptcy.  Further, the bankruptcy status has resulted in customers reducing their sales activity or ceasing to do business with us or all together.  The loss of this revenue had an adverse impact on the Company’s short term liquidity.  The financial institution, Enterprise Bank, as a result of our bankruptcy proceeding, eliminated the amounts we can borrow on our lines of credit.

Our debt obligations consist of the following:

•
US SBA Loan.  The amount was $280,100.  This was a disaster loan assistance program.  The date of the loan was July 12, 2005.  The interest rate is 2.9% yearly.  Payments are $1,186 per month for thirty years.  The loan is guaranteed by our CEO and he and his spouse have pledged certain assets as collateral for the loan.  The loan was modified on January 23, 2006.  The new loan amount is $430,000.  The monthly payments are $1,820 and the loan matures in July 2035.  As the loan was for a specific disaster assistance program we cannot obtain any additional funds.

•
Redevelopment Authority of Allegheny County.  The amount was $13,923.  This was a business relief program loan as a result of Hurricane Ivan.  Monthly payments are $290 and there is no interest on the loan.  The loan matures in 47 months and is personally guaranteed by our CEO and a subordinated lien has been placed against all of the Company’s business assets.  As this loan was for a specific disaster assistance program we are not able to obtain additional funds from this source.

•
Enterprise Bank.  This is a revolving line of credit.  The amount of the credit line is $300,000 and the interest rate is prime plus 2.25%.  As a result of our bankruptcy proceeding we can no longer access this credit facility.  There was a one year maturity.  Security for the line of credit is a lien on all of the Company’s business assets and a subordinate lien on all available assets of our CEO as a guarantor of the advance.

•
Citizens Bank.  This is a vehicle installment sale contract.  The amount financed was $7,000.  The interest rate is 8.50% and the monthly payments are $193.27.  There are a total of forty-two payments with the first payment on October 26, 2005.

•	James Kearney. The amount of the loan is $8,000 and interest is flat rate. Interest and principle are due and payable in full at any time after December 10, 2005.

•	Dean Kolocouris. Mr. Kolocouris is a director of the Company. The amount of the loan is $40,000. We have repaid $20,000 plus interest of $2,000. Interest is at 10% and the loan is now due on demand.

•
Riccelli Properties.  Riccelli Properties is owned by our CEO.  The amount of the advances is $108,000.  The advances were made on an oral basis at various times between 2004 and 2006.  The advances are non-interest bearing and there are no repayment terms.

The Company intends to repay these debt obligation with funds it generates from revenues, from the possible sale of its securities either debt or equity, from advances from its CEO or other stockholders or from commercial loan arrangements.  Because we cannot currently access commercial lending facilities, should we not be able to continue to obtain funding from our CEO and/or other stockholders or sell our securities or should our revenues decrease our operations would be severely effected as we would not be able to fund our purchase orders to our suppliers for finished goods.  The Company continues to pay its creditors when payments are due and has been successful in expanding its sales base into the oil and gas industry and the railroad industry and other areas where cold weather clothing is required.

Long Term: The Company will continue to fund operations from revenues, borrowings and the possible sale of its securities.  Should we not be able to continue to rely on these sources our operations would be severely effected as we would not be able to fund our purchase orders to our suppliers for finished goods.  The Company is currently pursing financing to fund its long-term liquidity needs.  We are attempting to obtain purchase order financing which would greatly assist our cash flow and allow us to expand our marketing efforts.

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

Nominating and Compensation Committees

We do not have either a nominating committee or a compensation committee.  The basis for the Board of Directors to not have a nominating committee is the fact that our principal stockholder who is also our CEO and Chairman of the Board controls approximately sixty percent of the voting stock.  And the Company has never held an Annual Meeting of stockholders.  New board members are recommended to the Board by the Chairman of the Board.

Board of Directors Meetings

During the last full fiscal year there were three meetings of the Board of Directors.

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

There are no employment agreements between us and our executive officer Joseph Riccelli, Sr.  There are no change of control arrangements, either by means of a compensatory plan, agreement, or otherwise, involving our current or former executive officers.  There are no automobile lease agreements or key man life insurance policies that are to the benefit of our executive officers, in which we would make such payments.  There are no standard or other arrangements in which our directors are compensated for any services as a director, including any additional amounts payable for committee participation or special assignments. In December 2007, each Director except Mr. Riccelli, were awarded a one time payment of 25,000 shares each of restricted common stock for their services as members of the Board.  There are no other arrangements in which any of our directors were compensated during our last fiscal year for any service provided as a director.

Other than Mr. Ricelli, who is our CEO, the Board of Directors considers the remaining Directors Messrs. Monsour, Koloccouris and Rains to be independent directors.

Director Compensation

Name	Fees Paid Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anthony Fonzi	- 0 -	10,000	- 0 -	- 0 -	- 0 -	- 0 -	10,000
Dean P. Kolocouris	- 0 -	10,000	- 0 -	- 0 -	- 0 -	- 0 -	10,000
Robert D. Monsour	- 0 -	10,000	- 0 -	- 0 -	- 0 -	- 0 -	10,000
Daniel P. Rains	- 0 -	10,000	- 0 -	- 0 -	- 0 -	- 0 -	10,000
Joseph Riccelli	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND DIRECTOR INDEPENDANCE

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

•
Mr. Dean Kolocouris, a director, advanced $40,000 in August 2007.  Interest was 10%.  The term of the advance was ninety days which was subsequently extended to an on demand basis.  In November 2007, the Company repaid $20,000 plus interest of $2,000 leaving a principal balance of $20,000 plus interest.  On September 25, 2006, Mr. Kolocouris advanced the company $20,000 to assist in funding a purchase order.  Interest was 10% and the advance was due on or before November 25, 2006.  In December 2006, the advance was paid in full.  The advance is due on demand and the interest rate is 10%.

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

Audit Related Fees
None.

Tax Fees
None.

All Other Fees
None.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested] **
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Hass outdoors, Inc and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.5	Loan Agreement between Redevelopment Authority of Allegheny County and Innovative Designs, Inc. dated June 2, 2005***.
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005***.
10.7	Change in Terms Agreement between Enterprise Bank and innovative Designs, Inc. dated June 1, 2006***.
10.8	Agreement by and between Innovative Designs, Inc and James Kearney dated July 28, 2004.***
10.9	Note Agreement between Innovative Designs, inc. and Dean Kolocouris dated September 25, 2006***.
10.10	Note Agreement between Innovative Designs, Inc. and Dean Koloccouris dated August 27, 2007
10.11	Agreement dated April 7, 2006 by and between Innovative Designs, Inc. and Tom Nelson
10.12	Personal Service Agreement dated May 5, 2005, by and between Innovative Designs, inc. and William Thomas Mass
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008
***	Previously filed as exhibits to Form 10-K/A filed November 23, 2009

Reports on Form 8-K
None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: January 9, 2010	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 9, 2010	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer, Chief Financial Officer, Principle Accounting Officer, and Chairman of the Board of Directors

Date: January 9, 2010	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: January 9, 2010	by:	/s/ Robert D. Monsour
Robert D. Monsour
Director

Date: January 9, 2010	by:	/s/ Daniel Rains
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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

3.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

2008

Equipment	$17,002
Furniture and fixtures	11,092
Leasehold improvements	4,806
Automobile	10,294

43,194
Less accumulated depreciation	32,519

$10,675

Depreciation expense for the years ended October 31, 2008 and 2007 was $5,277 and $4,788, respectively.

4.	BORROWINGS

Borrowings at October 31, 2008 consisted of the following:

2008
Related Party Borrowings

Loan Payable - Related party; Riccelli Properties. Loan Payable is non-interest bearing with no payment terms.	$108,000

Loan Payable - Dean Kolocouris due on demand; interest is 10%.	20,000

Total Related Party Borrowings	$128,000

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

2008
Total Related Party Borrowings from page 41	$128,000

Other Borrowings

Note Payable - James Kearney; interest is flat rate of $8,000; principal and interest due and payable in full at any time after December 10, 2005.	$75,000

Loan payable - Citizens National Bank - due March 26, 2009; interest is 8% per annum; payable in monthly installments of $193.27.	179

Note Payable - Redevelopment Authority of Allegheny County; due June 2010; payable in monthly installments of $290. This is a non-interest bearing note.	6,092

Note Payable - U.S. Small Business Administration; due December 2035; payable in monthly installments of $1,820 including interest at 2.9% per annum.	404,752

Loan Payable - Enterprise Bank line of credit; interest is prime rate plus 2.25%.	80,622

Total Other Borrowings	$566,645

Total Borrowings	$694,645

Less current portion of Related
Party Borrowings	(128,000)

Less current portion of Other Borrowings	(169,530)

Total Long-Term Borrowings	$397,115

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Maturities of debt for the next five years after October 2008 are as follows:

	Related Party	Other
Year Ending October 31,	Borrowings	Borrowings	Total

2009	$128,000	$169,530	$297,530
2010	-	13,159	13,159
2011	-	10,859	10,859
2012	-	11,178	11,178
2013 and thereafter	-	361,919	361,919

	$128,000	$566,645	$694,645

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

In August 2007, the Company entered into a loan payable with a related party, Dean Kolocouris for $40,000.  This loan was to be used to fund a specific purchase order of the Company.  This loan was for a period of ninety days and is now due on demand, including interest at 10% per annum.  The loan balance at October 31, 2008 was $20,000.

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

9.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenue	$234,183	$34,133	$85,141	$189,680	$543,137
(Loss) from operations	(17,895)	(255,759)	(87,041)	(191,553)	(552,248)

NET INCOME (LOSS)	$(24,916)	$(26,981)	$4,088,393	$(479,277)	$3,557,219

Weighted average shares outstanding	17,522,343	18,024,073	18,034,743	18,455,243	18,150,675

Basic loss per share	( .0014)	( .0015)	22.67	( .026)	.196

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

2007	First Quarter	Second Quarter		Third Quarter		Fourth Quarter	Year

Revenue	$215,683		$42,951		$35,093	$380,814	$674,541
Income (Ioss) from operations	54,081		(45,745)		(48,515)	157,246	117,067

NET INCOME (LOSS)	$46,882	$	(65,190)	$	(52,366)	$123,767	$53,093

Weighted average shares outstanding	16,906,030		16,906,030		16,906,030	16,906,193	16,906,152

Basic income (loss)per share	.003		( .004)		( .003)	.007	.003

10.	COMMON STOCK

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

On November 2, 2007, we issued 3,000 shares of our common stock for cash for $.40 per share or $1,200.  We relied on Section 4(2) of the Act for the sale.  We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advising involved in the sale.

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

On December 20, 2007, we issued each of our director’s, and a former director, except our CEO and Chairman of the Board 25,000 shares of our common stock for their services.  We also issued 25,000 shares to our Vice-president Sales, 30,000 shares to one of our legal counsel for their services and 25,000 shares for marketing services.  The closing price of our common stock was $.40 per share.  These shares were accrued in the prior year (October 31, 2007) financial statements as these services were performed during the fiscal year ended October 31, 2007.  Based on the closing price, the value of the shares issued was $72,000.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

On September 8, 2008, we issued 20,000 shares of our common stock for cash for $.40 per share or $8,000 in a private placement to one investor.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

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

Page Intentionally Left Blank