Form 10-Q/A
period 2009-07-31
INNOVATIVE DESIGNS INC
filed 2010-01-11
CIK 1190370

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

EXPLANATORY NOTE

Innovative Designs, Inc. (the “Company”) is filing this Amendment No.1 on Form 10-Q to amend our Quarterly l Report on Form 10-Q for the Quarter ended July, 2009, ( which was filed with the US Securities and Exchange commission ( the “SEC”) on September 9, 2009. (the “Original Filing”).

The purpose of this Amendment No.1 is to respond to certain comments received from the staff of the SEC.  The following section of the Original Filing have been revised to reflect the staff’s comments:

•	Section 302 Certifications

This Amendment No.1 does not reflect events that that occurred after the filing of the Original Filing and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth above.  Accordingly, this Amendment No.1 should be read along with our other filings made with the SEC.

Innovative Designs, Inc.

Index

Form 10-Q/A for the Quarter Ended July 31, 2009

		Page No.
Part I — Financial Information

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets at July 31, 2009 (Unaudited) and October 31, 2008	1

	Condensed Statements of Operations for the Three Months Ended July 31, 2009 and 2008, Nine Months Ended July 31, 2009 and 2008	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) at July 31, 2009 (Unaudited) and October 31, 2008	3

	Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2009 and 2008	4

	Notes to Condensed Financial Statements	5 - 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 12

Item T.	Controls and Procedures	12 - 13

Part II — Other Information

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	14

Item 6.	Exhibits	15 - 15

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

INNOVATIVE DESIGNS, INC.

July 31, 2009

Results of Operations

Comparison of the Three Months Ended July 31, 2009 with the Three Months Ended July 31, 2008.

Revenues

The following table shows a comparison of the results of operations between the three months ended July 31, 2009 and three months ended July 31, 2008:

	Three Months Ended July 31, 2009	% of Sales	Three Months Ended July 31, 2008	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$26,616	100%	$85,141	100%	$(58,525)	(68.7)%

OPERATING EXPENSES
Cost of sales	11,810	44.4%	74,127	87.1%	(62,317)	(84.1)%
Non-stock compensation	(9,300)	(34.9)%	14,000	16.4%	(23,300)	(166.4)%
Selling, general and administrative expenses	76,066	285.8%	84,055	98.7%	(7,989)	(9.5)%
	78,576	295.2%	172,182	202.2%	(93,606)	(54.4)%
Loss from operations	(51,960)	195.2%	(87,041)	(102.2)%	35,081	40.3%

OTHER INCOME (EXPENSE)
Interest expense	(4,456)	(16.7)%	(566)	(.67)%	(3,890)	(687.3)%
Reversal of arbitration award	-	-	4,176,000	4,904.8%	(4,176,000)	(100)%
	(4,456)	(16.7)%	4,175,434	4,904.1%	(4,179,894)	(100.1)%

Net (loss)/income	$(56,416)	(212.0)%	$4,088,393	4,801.9%	$(4,144,809)	(101.4)%

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

The following table shows a comparison of the results of operations between the nine months ended July 31, 2009 and nine months ended July 31, 2008.

	Nine Months Ended July 31, 2009	% of Sales	Nine Months Ended July 31, 2008	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$675,446	100%	$353,457	100%	$321,989	91.1%

OPERATING EXPENSES
Cost of sales	298,023	44.1%	382,425	108.2%	(84,402)	(22.1)%
Non-stock compensation	44,000	6.5%	23,600	6.7%	20,400	86.4%
Selling, general and administrative expenses	296,373	43.9%	308,128	87.2%	(11,755)	(3.8)%
	638,396	94.5%	714,153	202.0%	(75,757)	10.6%
Income/(loss) from operations	37,050	5.5%	(360,696)	(102.0)%	397,746	110.3%

OTHER INCOME (EXPENSE)
Interest (expense) income	(12,828)	(1.9)%	(34,572)	(9.8)%	21,744	(62.9)%
Reversal of arbitration award	-	-	4,176,000	1,181.5%	4,176,000	100%
	(12,828)	(1.9)%	4,141,428	(1,171.7)%	(4,128,400)	(99.7)%

Net income/(loss)	$24,222	3.6%	$3,780,732	1,069.6%	$(3,756,510)	(99.4)%

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

INNOVATIVE DESIGNS, INC.

July 31, 2009

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By Laws

31.1	Rules 13a–15(e) and 15d-15(e) Certification of Chief Executive Office and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: January 9, 2010	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer