Form 10-K
period 2009-10-31
INNOVATIVE DESIGNS INC
filed 2010-01-29
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report under section 13 or 15(d) of the Securities Act of 1934.
For the fiscal year ended October 31, 2009

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
 ☐ Yes   ☒ No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K (sec. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check One)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The issuer’s revenues for its most recent fiscal year were $890,700.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $2,067,935 as of January 25, 2010.

The number of shares of the issuer’s common stock outstanding, as of January 25, 2010 was 18,698,743.

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

Our products, except for our gloves which are manufactured in China by purchase order, are manufactured, under agreement, at a facility we currently utilize in Indonesia.  We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes; (b) although we used the services of our Chief Executive Officer and Vice President of Sales and Marketing for these purposes, their efforts are part of their normal responsibilities; (c) prior to the time we had undertaken to design and prototype of these products, we purchased the materials to accomplish these tasks, the cost of which did not exceed $1000; and (d) the testing of these products was performed in the "field" by our employees and our Manufacturer's Representative groups, as part of their normal responsibilities.

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

Swimeez Product

Our Swimeez product is intended for use by the following groups that are in the Company’s target market for these products:

•	Toddlers and children from the ages of 3 to 12 who are learning to swim;
•	Handicapped persons; and
•	Adults learning to swim.

Hunting Line

Our hunting line products are intended for use by the following consumer group that are in the Company’s target market for these products:

•	Hunting enthusiasts; and
•	Professional hunters.

Arctic Armor Line

Our Arctic Armor line products are intended for use by the following consumer groups that are in the Company’s target market for these products:

•	Ice fisherman
•	Snowmobilers
•	Utility workers
•	Oil/gas pipeline workers
•	Railroad workers
•	Construction workers
•	Ski resort workers; and
•	First responders.

House Wrap

In early January 2008, we announced that we had completed our research and development effort on a new use for INSULTEX as a house wrap for the building construction industry.  This house wrap will provide barrier protection plus moisture vapor transmission and the novel feature of approximately R2 insulation.  The house wrap was designed specifically to add enhanced insulating characteristics.  In addition the house wrap will be priced competitively with existing house wraps that do not provide any insulation.  The development efforts were conducted by our own personnel.  The testing phase has been completed and we are now awaiting third party test results.

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

Certain retailers buy directly from us.  We have no verbal or written agreements with them.  These retailers purchase our products strictly on a purchase order basis.  During our last fiscal year, we sold our products to such retailers as Gander Mountain, Scheels All Sports, and Frank’s Great Outdoors.  Some of our distributors during the last fiscal year were Triple S Pro Fishing Supplies, KTL Canada and Cannon Tackle.

We distribute our products to the following:

Swimeez Products

We distribute our Swimeez products through sporting goods catalogs and through the internet.

Hunting Apparel Line

We distribute our hunting apparel through national and local retail chains.

Six pocket pants, 1/2 zip pullover jacket with collar, parka jacket, fleece jacket, guide series shirt, bib coveralls in light weight, bib coveralls in arctic weight.  We distribute these products to the public, through product information mailings to prospective retail buyers and private showings to targeted buyers in the retail industry.

Arctic Armor Line

We distribute the Arctic Armor Line to retailers and distributors across the United States, Canada and in Russia and Finland.  These products are also marketed to utility companies, oil/gas pipeline workers, railroad workers, first responders and to construction workers.

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

All of our products, except for our gloves, which are produced in China, are sub-manufactured by PT Lidya and Natalia located in Indonesia.  Indonesia does not impose quotas that limit the time period or quantity of items which can be imported.  The United States Customs Service imposes a 9% importation duty on all finished goods, based upon our completed stadium packs.  All other products are 6.5% including INSULTEX.

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

In December 2009, we filed a patent application, No. 12 642714, with the United States Patent and Trademark Office for our Composite House Warp.

Our production costs are limited to the invoices we receive from our sub-manufacturer, PT Lidya and Natalia, on a per production basis and for our gloves from our supplier in China.

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

D.
Use television advertising to promote our products.  In mid-October 2008, we began a nationwide television advertising campaign.  We resumed this advertising in November 2009.  The 60 second spots explain the benefits of our Artic Armor line along with a video showing the suits in a variety of outdoor activities.

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

Sarbanes-Oxley

Unless the current requirement for compliance with Section 404 of the Sarbanes-Oxley is changed, the Company will experience higher internal and auditing costs to comply by the end of fiscal 2010.

Significant Customer

None according to Company

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

In 2009, we filed a trademark application for “Arctic Armor”.  A Notice of Opposition was filed by a third party who objected to the word “Armor”.  During 2009, we reached an amicable settlement over our use of the word.

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

FY 2009	Low	High
Fourth Quarter	$.06	$.35
Third Quarter	$.20	$.38
Second Quarter	$.05	$.46
First Quarter	$.20	$.45

FY 2008	Low	High
Fourth Quarter	$.30	$.47
Third Quarter	$.37	$.50
Second Quarter	$.26	$.64
First Quarter	$.39	$.90

On January 25, 2010, the closing bid price was $.25.

The source of the above data is http://finance.yahoo.com.

Holders.

As of January 25, 2010, we had 160 holders of record of our common stock.  We have one class of stock outstanding.  We have no shares of our preferred stock outstanding.

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

Recent Sales of Unregistered Securities.

On December 11, 2008, we issued a total of 20,000 shares of our common stock for cash for $.40 per share or $8,000 in a private placement to one investor.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

On December 30, 2008, we issued a total of 70,000 shares of our common stock for cash for $.30 per share or $21,000 in a private placement to one investor.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

On December 30, 2008, we issued a total of 1,500 shares of our common stock to a salesman for their services for $.30 per share or $450.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

On February 5, 2009, we issued a total of 100,000 shares of our common stock to a financial consultant for their services for $.25 per share or $25,000.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

On February 5, 2009, we issued a total of 25,000 shares of our common stock to our sales and marketing manager for $.25 per share or $6,250.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

On March 6, 2009, we issued a total of 54,000 shares of our common stock for financial public relations to a consultant for $.40 per share or $21,600.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.  Subsequently on June 2, 2009, the Company cancelled 27,000 shares of this stock for non-performance of services.  The shares were valued at $.40 per share or an aggregate of $10,800.

On May 26, 2009, we issued 5,000 shares of our common stock to a salesman for $.30 per share or $1,500.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

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

Results of Operations

Comparison of the fiscal year ended October 31, 2009, with the fiscal year ended October 31, 2008.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2009 and October 31, 2008:

	Fiscal Year Ended October 31, 2009	% of Sales	Fiscal Year Ended October 31, 2008	% of Sales	$ Increase (Decrease)	% Change

REVENUE	$837,224	100%	$543,137	100%	$294,087	54.1%

OPERATING EXPENSES
Cost of sales	378,110	45.2%	477,645	87.9%	(99,535)	(20.8)%
Selling, general and administrative expenses	418,834	50.0%	617,740	73.9%	(198,907)	(32.2)%

Income/(loss) from operations	40,280	4.8%	(552,248)	(101.7)%	592,528	107.3%

OTHER INCOME (EXPENSE)
Other income	5,000	.6%	-	-	5,000	100.0%
Interest income (expense)	(23,280)	(2.8)%	(66,533)	(12.3)%	43,253	65.0%
Arbitration award	-	-	4,176,000	-	(4,176,000)	(100.0)%
Net income
	$22,000	2.6%	$3,557,219	654.9%	$(3,535,219)	(99.4)%

Fiscal years ended October 31, 2009 and 2008

Results of Operations

Revenues for the fiscal year ended October 31, 2009, were $837,224 compared to revenues of $543,137 for the comparable period in 2008.  The increase in revenues is a result of the increased demand for our Artic Amour line of products.  We also brought on new sales and distributors organizations in 2009.  The colder weather is also a factor in our level of sales.  Almost all our sales consisted of our Artic Armor line of products with the balance being our hunting line of products.

Selling, general and administrative expenses were $418,834 for the fiscal year ended October 31, 2009, compared to $617,740 for the comparable period in 2008.  The decrease is primarily on account of our increased direct internet sales where we are able or achieve higher margins. We also did not have any legal fees relating to our bankruptcy proceedings.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2009, we funded our operations with revenues from sales, sales of our securities in private transactions and loans from our Chief Executive Officer and others.  We will continue to fund operations from revenues and borrowings and the possible sale of securities.  Until we are able to secure commercial funding arrangements we will be required to rely on these sources for our funding.

Short Term: We funded our operations with revenues from sales and loans from our Chief Executive Officer and others and with the sale of our common stock in private placements.  Our ability to obtain outside funding of either debt or equity has been adversely affected by our former status in bankruptcy.  Further, the bankruptcy status has resulted in customers reducing their sales activity or ceasing to do business with us or all together.  The loss of this revenue had an adverse impact on the Company’s short term liquidity.  The financial institution, Enterprise Bank, as a result of our bankruptcy proceeding, eliminated the amounts we can borrow on our lines of credit.

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

•
James Kearney.  The principal amount of the loan is $65,000 and the interest owed is $92,000.  Interest has stopped on the loan.  Interest and principle are due and payable in full at any time after December 10, 2005.

•
Dean Kolocouris.  Mr. Kolocouris is a director of the Company.  The amount of the loan is $10,000. We have repaid $20,000 plus interest of $2,000.  Interest is at 10% for 90 days and the loan is now due on demand.  This advance has been paid in full as of January 28, 2010.

•
Riccelli Properties.  Riccelli Properties is owned by our CEO.  The amount of the advances is $74,000.  The advances were made on an oral basis at various times between 2004 and 2009.  The advances are non-interest bearing and there are no repayment terms.

•
Xunjin Hua.  The amount of the loan is $40,000.  Interest is at 10% for 90 days.  The principal and interest is due on demand on November 15, 2009.  As of January 28, 2010, $22,000 has been paid with the balance due in February 2010.

•
Frank Riccelli.  The amount of the loan is $15,000.  Interest is at 10% for 90 days.  The principal and interest is due on demand on November 15, 2009.  As of January 28, 2010, the advance has been paid in full.

•
Dr. John V. Bailliet.  The amount of the loan is $10,000.  Interest is at 10% for 90 days.  The principal and interest is due on demand on November 28, 2009.  As of January 28, 2010, the advance has been paid in full.

•	Frank Riccelli. The amount of the loan is $40,000. Interest is at 10% for 90 days. The principal and interest is due on demand on January 20, 2010. As of January 28, 2010, $22,000 has been paid.

The Company intends to repay these debt obligation with funds it generates from revenues, from the possible sale of its securities either debt or equity, from advances from its CEO or other stockholders or from commercial loan arrangements.  Because we cannot currently access commercial lending facilities, should we not be able to continue to obtain funding from our CEO and/or other individuals or sell our securities or should our revenues decrease our operations would be severely effected as we would not be able to fund our purchase orders to our suppliers for finished goods.  The Company continues to pay its creditors when payments are due and has been successful in expanding its sales base into the oil and gas industry and the railroad industry and other areas where cold weather clothing is required.

Long Term: The Company will continue to fund operations from revenues, borrowings and the possible sale of its securities.  Should we not be able to continue to rely on these sources our operations would be severely effected as we would not be able to fund our purchase orders to our suppliers for finished goods.  The Company is currently pursing financing to fund its long-term liquidity needs.  We are attempting to obtain purchase order financing which would greatly assist our cash flow and allow us to expand our marketing efforts.  We are also seeking a commercial line of credit.

ITEM 8.	FINANCIAL STATEMENTS.

Our audited financial statements may be found beginning on page 29 elsewhere in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None

ITEM 9A. (T)	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management, including our principal executive/financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of October 31, 2009 and, based on their evaluation, our principal executive/financial officers have concluded that these controls and procedures are ineffective.  Throughout the reporting period, the Company’s former Chief Financial Officer would calculate the Company’s monthly cost of sales and month end inventory balances using the retail method of accounting.  Under the retail method, which is a method widely used by merchandising firms to value or estimate ending inventory, a “cost-to-retail” factor (a percentage) is applied to sales to determine an estimate of the amount of inventory that was sold to produce the monthly sales.  After the Company estimated the inventory sold, it would reduce its end of the month inventory balance by this amount.  At the end of each quarter, the Company takes physical count of the product on hand and trues up the quarter end inventory balance.  During the last quarter of 2008, the Company performed a physical count of the products on hand at October 31, 2008, however, it did not true up the value of the inventory on hand in its general ledger as a result of the physical count.  At the time when the error was found, the Company maintained a separate inventory subsidiary ledger.  The error was discovered when the Company’s Chief Financial Officer was comparing the ending balance in its inventory subsidiary ledger to the ending inventory balance in the general ledger.  The total cumulative amount for the fourth quarter was $16,653.

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

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2009 and 2008, or subsequent to October 31, 2009, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	59	Chief Executive Officer/Chief Financial Officer/Chairman and Principal Accounting Officer	1 year
Dean P. Kolocouris	38	Director	1 year
Robert D. Monsour	58	Director	1 year
Daniel P. Rains	56	Director	1 year

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

Section 16(a) Beneficial Ownership Reporting Compliance

Mr. Robert Monsour, a director, sold common stock on April 2, 2009.  He had to apply for new filing codes in order to file his Form 4.  He did not receive them until April 28, 2009, at which time he filed the form 4.

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

ITEM 11.                      EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli,	2009	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Chief Executive
Officer Chairman

Joseph Riccelli,	2008	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Chief Executive
Officer Chairman

Except for $15,000 paid in December 2009, our Chief Executive Officer has not been paid any compensation since inception.

There are no employment agreements between us and our executive officer Joseph Riccelli, Sr.  There are no change of control arrangements, either by means of a compensatory plan, agreement, or otherwise, involving our current or former executive officers.  There are no automobile lease agreements or key man life insurance policies that are to the benefit of our executive officers, in which we would make such payments.  There are no standard or other arrangements in which our directors are compensated for any services as a director, including any additional amounts payable for committee participation or special assignments.  In December 2007, all of the directors except Mr. Riccelli were awarded 25,000 shares each of our common stock.  There are no other arrangements in which any of our directors were compensated during our last fiscal year for any service provided as a director.

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

The following table sets forth the ownership as of January 25, 2010 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli		9,469,000	Direct	50%
	Chief Executive Officer
	Chairman of the Board of Directors	(1)	831,000	Indirect	4.4%
	142 Loire Valley Drive
	Pittsburgh, PA 15209

Common Stock	Robert D. Monsour		- 0 -
	Director
	6131 Saltzburg Road
	Murrysville, PA 15668

Common Stock	Dean P. Kolocouris		52,000	Direct	*
	Director
	120 Timberglen Drive
	Imperial, PA 15126

Common Stock	Daniel P. Rains		75,000	Direct	*
	2509 Wigham Road
	Aliquippa, PA 15001

All Directors and Executive Officers as a Group			10,427,000		55.7%

*	Represents less than one percent.

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

•
We received various advances from Riccelli Properties from 2004 through 2009.  We currently owe approximately $74,000 on the advances; there are no written loan documents to evidence these advances.  There is no interest rate on the advances and the advances have no specified repayment terms.

Independence of Board Members

The Company has adopted the NASDAQ Listing Rules; Rule 5605 and 5605 (a) (20, for determining the independence of its directors.  Directors are deemed independent only if the Board affirmatively determines that the director has no material relationship with the Company directly or as an officer, share owner or partner of an entity that has a relationship with the Company or any other relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2009 and 2008, our current auditors, Louis Plung & Company billed the Company $17,500 and $15,000 for professional services, respectively.

Audit Related Fees
None.

Tax Fees
None.

All Other Fees
None.

ITEM 15.                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested]**
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Hass outdoors, Inc. and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.5	Loan Agreement between Redevelopment Authority of Allegheny County and Innovative Designs, Inc. dated June 2, 2005.***
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005.***
10.7	Change in Terms Agreement between Enterprise Bank and Innovative Designs, Inc. dated June 1, 2006.***
10.8	Agreement by and between Innovative Designs, Inc and James Kearney dated July 28, 2004.***
10.9	Note Agreement between Innovative Designs, Inc. and Dean Kolocouris dated September 25, 2006.***
10.10	Note Agreement between Innovative Designs, Inc. and Dean Koloccouris dated August 27, 2007.***
10.11	Agreement dated April 7, 2006 by and between Innovative Designs, Inc. and Tom Nelson.****
10.12	Personal Service Agreement dated May 5, 2005, by and between Innovative Designs, Inc. and William Thomas Mass.****
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008
***	Previously filed as exhibits to Form 10-K/A filed November 23, 2009
****	Previously filed as exhibits to Form 10-K/A-1 filed January 10, 2010

Reports on Form 8-K
None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: January 28, 2010	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 28, 2010	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer, Chief Financial Officer, Principle
Accounting Officer, and Chairman
of the Board of Directors

Date: January 28, 2010	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: January 28, 2010	by:	/s/ Robert D. Monsour
Robert D. Monsour
Director

Date: January 28, 2010	by:	/s/ Daniel Rains
Daniel Rains
Director

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT
October 31, 2009 and 2008

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
Innovative Designs, Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying balance sheet of Innovative Designs, Inc. as of October 31, 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years ended October 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Designs, Inc. as of October 31, 2009, and the results of its operations, and its cash flows for the years ended October 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Louis Plung & Company, LLP

Pittsburgh, Pennsylvania
January 28, 2010

INNOVATIVE DESIGNS, INC.

BALANCE SHEET
October 31, 2009

2009
ASSETS

CURRENT ASSETS:
Cash	$26,872
Accounts receivable	119,123
Inventory	811,730
Deposits on inventory	123,312
Total current assets	1,081,037

PROPERTY AND EQUIPMENT, NET	4,642

TOTAL ASSETS	$1,085,679

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$53,983
Current portion of notes payable	177,029
Accrued interest expense	98,800
Accounts payable - related party	28,220
Current portion of related party debt	84,000
Due to shareholders	214,764
Accrued expenses	896
Total current liabilities	657,692

LONG-TERM LIABILITIES
Long-term portion of notes payable	388,928
Total long term liabilities	388,928

TOTAL LIABILITIES	1,046,620

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares authorized Common stock, $.0001 par value, 500,000,000 shares authorized, 18,703,743 issued and outstanding	1,873
Additional paid in capital	5,638,018
Accumulated deficit	(5,600,832)
Total stockholders' (deficit)	39,059

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,085,679

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
For the Years Ended October 31, 2009 and 2008

	2009	2008

REVENUE	$837,224	$543,137

OPERATING EXPENSES:
Cost of sales	378,110	477,645
Selling, general and administrative expenses	418,834	617,740
	769,944	1,095,385

Income (loss) from operations	40,280	(552,248)

OTHER INCOME AND (EXPENSE):
Other income	5,000	-
Interest expense	(23,280)	(66,533)
Arbitration award	-	4,176,000
	(18,280)	4,109,467

Net income	$22,000	$3,557,219

Per share information -
basic and fully diluted

Weighted Average Shares Outstanding	18,640,135	18,150,675

Net income	.001	.196

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended October 31, 2009 and 2008

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2007	17,096,193	$1,711	$5,049,064	$(9,180,051)	$(4,129,276)

Shares issued for cash	505,050	50	208,716	-	208,766

Shares issued for services	594,000	59	216,291	-	216,350

Shares issued for extinguishment of debt	260,000	26	90,974	-	91,000

Net income	-	-	-	3,557,219	3,557,219

Balance at October 31, 2008	18,455,243	1,846	5,565,045	(5,622,832)	(55,941)

Shares issued for services	185,500	21	54,779	-	54,800

Shares issued for cash	90,000	9	28,991	-	29,000

Return of shares for non-performance of services	(27,000)	(3)	(10,797)	-	(10,800)

Net income	-	-	-	22,000	22,000
	18,703,743	$1,873	$5,638,018	$(5,600,832)	$39,059

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
For the Years Ended October 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,000	$3,557,219
Adjustments to reconcile net income to cash used in operating activities:
Common stock issued for extinguishment of debt	-	91,000
Common stock issued for services	54,800	216,350
Common stock returned for noncompliance of services	(10,800)	-
Depreciation and amortization	6,033	5,277
Changes in operating assets and liabilities:
Accounts receivable	40,005	49,873
Inventory	(79,435)	313,795
Deposits on inventory	181,688	(305,000)
Customer deposits	(9,823)	59,823
Accounts payable	(34,906)	29,575
Accrued expenses	(16,589)	13,009
Accrued interest on notes payable	(19,200)	26,005
Accrued liability related to arbitration award	-	(4,176,000)
Deferred revenue	-	-
Net cash used in operating activities	133,773	(119,074)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,200)
Net cash provided (used) in investing activities	-	(2,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(106,437)	(145,523)
Payment on related party note	(128,000)	(18,000)
Payment of shareholder advances	(113,736)	(3,000)
Common stock issued for cash	29,000	208,765
Proceeds from loan payable to related party	84,000	95,000
Proceeds from notes payable	105,749	-
Net cash (used) provided by financing activities	(129,424)	137,242

Net increase in cash	4,349	15,968

Cash - beginning of period	22,523	6,555
Cash - end of period	$26,872	$22,523

Supplemental cash flow information:

Cash paid for interest	$16,480	$46,938

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, accounts receivable, accounts payable and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.  The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Allowance for Bad Debts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2009, accordingly, no allowance for doubtful accounts is provided.  If amounts become uncollectible, they will be charged to operations when the determination is made.

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

Impairment of Long-Lived Assets - The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  There was no impairment of long-lived assets during 2009.

Income Taxes - The Company follows FASB ASC 740 "Accounting for Income Taxes" for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Net Income (Loss) Per Common Share - The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards FASB ASC 260, "Earnings per Share."  Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  The Company did not compute dilutive earnings per share because there is only one class of stock.

Stock-Based Compensation - The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

The Company accounts for stock based compensation in accordance with FASB ASC 718, “Accounting for Stock-Based Compensation."  The provisions of FASB ASC 718 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.  The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

New Accounting Pronouncements - In June 2009, FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This statement removes the concept of a qualifying special – purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special purpose entities.  Furthermore, this Statement clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This statement must be applied to transfers occurring on or after the effective date.  The Company is currently assessing the impact, if any, that the issuance of this Statement will have on its financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standards (SFAS) No. 167, an amendment of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.  This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a)	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

b)
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is currently assessing the impact, if any, that the issuance of this Statement will have on its financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In October 2009, FASB issued Accounting Standards Update No. 2009-13 that provides amendments to the criteria in FASB Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition – Multiple Element Arrangements for separating consideration in multiple-deliverable arrangements.  As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP.  The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable, utilizing vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  Furthermore, the Update will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  Lastly, the amendments in this Update will eliminate the residual method of allocation, requiring that the arrangement consideration be allocated at the inception of the arrangement to all deliverables and also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  This Update is effective for fiscal years beginning on or after June 15, 2010.  Earlier application is permitted.  The Company is currently assessing the impact, if any, that the issuance of this Update will have on its financial statements.

In October 2009, FASB issued Accounting Standards Update No. 2009-14 that provides amendments to the criteria in FASB Accounting Standards Codification (ASC) Subtopic 985-605, Software – Revenue Recognition.  The amendments in this Update change the accounting model for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605.  In addition, the amendments in this Update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance.  In that regard, the amendments in this Update provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of software revenue guidance.  This Update is effective for fiscal years beginning on or after June 15, 2010.  Earlier application is permitted.  This Update will not have a material impact on the financial statements of the Company.

In October 2009, FASB issued Accounting Standards Update No. 2009-15 that provides amendments to the criteria in FASB Accounting Standards Codification (ASC) Subtopic 470-20, Debt – Debt with Conversion and Other Options.  The amendments as outlined within this Update provide accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features and other options.  This Update is effective for fiscal years beginning on or after December 15, 2009 and interim periods with those fiscal years for outstanding arrangements and is effective for interim or annual periods beginning on or after June 15, 2009 for arrangements entered into in those periods.  Early application is prohibited.  This Update will not have a material impact on the financial statements of the Company.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In December 2009, FASB issued Accounting Standards Update No. 2009-16 that amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.  The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This Update must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This statement must be applied to transfers occurring on or after the effective date.  The Company is currently assessing the impact, if any, that the issuance of this Update will have on its financial statements.

In December 2009, FASB issued Accounting Standards Update No. 2009-17 that amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This Update shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is currently assessing the impact, if any, that the issuance of this Update will have on its financial statements.

In January 2010, FASB issued Accounting Standards Update No. 2010-01 that clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).  This Update is effective for fiscal years beginning after December 15, 2009.  Early application is prohibited.  This Update will not have a material impact on the financial statements of the Company.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In January 2010, FASB issued Accounting Standards Update No. 2010-02 that provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance.  The amendments in this Update also clarify that the decrease in ownership guidance does not apply to certain transactions even if they involve businesses.  This Update is effective for fiscal years beginning on or after December 15, 2009.  This update is only applicable to companies that have previously adopted ACS 810 (formerly known as FAS 160).  This Update will not have a material impact on the financial statements of the Company.

2.	GOING CONCERN AND LEGAL PROCEEDINGS

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations.  In addition, the Company has an accumulated deficit of $5,600,832 at October 31, 2009.

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

NOTES TO FINANCIAL STATEMENTS

On June 10, 2009, Eliotex and Cattan filed a Verification to their Motion.  IDI filed its Answer to Rule to Show Cause on June 23, 2009.  Eliotex and Cattan conducted no discovery within the 60 day time period provided for by the Order issuing the Rule, and no oral argument on the Rule has been requested.

On January 22, 2010 , counsel for IDI and Eliotex/Cattan participated in a oral argument before the Honorable R. Stanton Wettick, Jr. of the Court of Common Pleas of Allegheny County, Pennsylvania on the Rule to Show Cause regarding Eliotex/Cattan’s Motion to Strike Assignment of Judgement. The Judge heard arguments, and has asked the parties to brief two issues: (1) whether Eliotex/Cattan have standing to challenge the assignment from Greystone to Elite Properties; and (2) whether the dealings between IDI and Greystone constitute champerty and maintenance.

Counsel for IDI is confident that the Motion will be adjudicated in favor of Innovative Designs, Inc.  The Motion is based on the grounds that the District Court expressly refused to adopt, and is being adjudicated by Judge Wettick,, who in 2007 upheld the propriety of the execution proceedings at the time of a prior challenge by Eliotex/Cattan.

3.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

2009

Equipment	$17,002
Furniture and fixtures	11,092
Leasehold improvements	4,806
Automobile	10,294

43,194
Less accumulated depreciation	38,552

$4,642

Depreciation expense for the years ended October 31, 2009 and 2008 was $6,033 and $5,277, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

4.	BORROWINGS

Borrowings at October 31, 2008 consisted of the following:

2009
Related Party Borrowings

Loan Payable - Related party; Riccelli Properties. Loan Payable is non-interest bearing with no payment terms.	$74,000

Loan Payable - Dean Kolocouris due December 31, 2009; interest is 10% for 90 days.	10,000

Total Related Party Borrowings	$84,000

Other Borrowings

Note Payable - James Kearney; interest is flat rate of $8,000; principal and interest due and payable in full at any time after December 10, 2005.	$65,000

Note Payable - Redevelopment Authority of Allegheny County; due June 2010; payable in monthly installments of $290. This is a non-interest bearing note.	688

Note Payable - U.S. Small Business Administration; due December 2035; payable in monthly installments of $1,820 including interest at 2.9% per annum.	395,269

Loan Payable - Xunjin Hua; due November 15, 2009, payable on demand; interest is 10% for 90 days.	40,000

Loan Payable - Frank Riccelli; due November 15, 2009; interest is 10% for 90 days.	15,000

Subtotal	$515,957

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

2009
Subtotal from page 42	$515,957

Loan Payable - Dr. John V. Bailliet; due November 28, 2009, payable on demand; interest is 10% for 90 days.	10,000

Loan Payable - Frank Riccelli; due January 20, 2010; interest is 10% for 90 days.	40,000

Total Other Borrowings	$565,957

Total Borrowings	$649,957

Less current portion of Related Party Borrowings	(84,000)

Less current portion of Other Borrowings	(177,029)

Total Long-Term Borrowings	$388,928

Maturities of debt for the next five years after October 2009 are as follows:

	Related Party	Other
Year Ending October 31,	Borrowings	Borrowings	Total

2010	$84,000	$177,029	$261,029
2011	-	10,859	10,859
2012	-	11,178	11,178
2013	-	11,506	11,506
2014 and thereafter	-	355,385	355,385

	$84,000	$565,957	$649,957

In July 2005, the Company received a no interest loan with Redevelopment Authority of Allegheny County in the amount of $13,923.  The Company qualified for a loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004.  The loan is to be repaid over a forty-seven month period in equal payments of approximately $290, commencing July 1, 2006.  The loan balance was $689 at October 31, 2009.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In July 2005, the Company was approved for a low interest promissory note from the U.S. Business Administration in the amount of $280,100.  The Company qualified for the loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004.  The note bears interest at an annual rate of 2.9%.  Monthly installment payments, including principal and interest, will be $1,186 beginning five months from the date of the promissory note.  The note will be payable over 30 years.  Certain guarantees of collateral were made by the Company’s Chief Executive Officer and shareholder, Joseph Riccelli to service the note.  The Company is to use the loan proceeds to repair or replace the following: approximately $6,200 for machinery and equipment; approximately $80,100 for furniture and fixtures; approximately $148,700 for inventory; and approximately $45,100 for working capital.  The Company has received the full amount of this loan at October 31, 2005. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note still bears an annual interest rate of 2.9% and matures on July 13, 2035.  Monthly payments, including principal and interest, will increase to $1,820 due every month beginning February 13, 2006.  All remaining principal and accrued interest are due and payable on July 13, 2035.  The loan balance was $395,268 at October 31, 2009.

In September 2005, the Company signed a new loan agreement with James Kearney for a note payable.  This new agreement is for a prior note payable of $100,000, dated July 2004, in addition to accrued interest of $62,000.  This note bears interest at a flat rate of $8,000 per quarter (frozen at October 31, 2008).  The principal of $65,000 and interest of $92,000 are payable in full at any time after December 10, 2005.

In August 2009, the Company entered into a loan payable with Xunjin Hua for $40,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 90 days.  The loan balance at October 31, 2009 was $40,000.  $20,000 of this loan was paid as of January 28, 2010.

In August 2009, the Company entered into a loan payable with Dr. John V. Bailliet for $10,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 90 days.  The loan balance at October 31, 2009 was $10,000.  The full balance of this loan and the interest was paid as of January 28, 2010.

In August 2009, the Company entered into a loan payable with Frank Riccelli for $15,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 90 days.  The loan balance at October 31, 2009 was $15,000.  The full balance of this loan and the interest was paid as of January 28, 2010.

In September 2009, the Company entered into a loan payable with a related party, Dean Kolocouris for $10,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 90 days.  The loan balance at October 31, 2009 was $10,000.  The full balance of this loan and the interest was paid as of January 28, 2010.

In October 2009, the Company entered into a loan payable with Frank Riccelli for $40,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 90 days.  The loan balance at October 31, 2009 was $40,000.  The full balance of this loan and the interest was paid as of January 28, 2010.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Earned revenues for the fiscal year ending October 31, 2008 include revenues earned from one major customer.  The major customer accounted for approximately 11% of total Company earned revenue for fiscal year ending October 31, 2008.  There were no open accounts receivable from this customer at October 31, 2008.  There were no concentration of customers for the fiscal year ending October 31, 2009.

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company.  Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia.

7.	INCOME TAXES

The Company accounts for income taxes under FASB ASC 740, which requires use of the liability method.  FASB ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2009	2008

Income tax provision at the federal statutory rate	34%	34%
Effect of operating losses	34%	34%

	-	-

The Company's deferred tax asset is as follows:

	2009	2008

Deferred tax assets	$2,479	$8,065
Less: valuation allowance	(2,479)	(8,065)

Net deferred taxes	$-	$-

The Company has a net operating loss of approximately $2,968,205 and $1,204,672 at October 31, 2009 and 2008, respectively, which can be carried forward through October 31, 2029.  The principal difference between the net operating loss for book purposes and income tax purposes results from common shares issued for services aggregating of $216,350 and $6,000 at October 31, 2009 and 2008, respectively.

FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, is effective for fiscal years beginning after December 15, 2006.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in enterprise’s financial statements in accordance with FASB ASC 740, Accounting for Income Taxes.  The interpretation prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company does not believe this will have an impact on the financial statements.

8.	COMMITMENTS

The Company currently maintains two offices which are leased pursuant to an oral agreement on a month-to-month basis for approximately $3,300 per month.  For the years ended October 31, 2009 and 2008, rent expense totaled approximately $38,400 and $39,600, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

9.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$591,164	$57,666	$26,616	$161,778	$837,224
(Loss) from operations	3,228	(51,958)	(141,566)	230,576	40,280

NET INCOME (LOSS)	$(2,220)	$(56,418)	$(144,473)	$225,111	$22,000

Weighted average shares outstanding	18,449,910	18,846,743	18,646,743	18,646,743	18,640,135

Basic income/(loss) per share	(.001)	(.003)	(.008)	.012	.001

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenue	$234,183	$34,133	$85,141	$189,680	$543,137
(Loss) from operations	(17,895)	(255,759)	(87,041)	(191,553)	(552,248)

NET INCOME (LOSS)	$(24,916)	$(26,981)	$4,088,393	$(479,277)	$3,557,219

Weighted average shares outstanding	17,522,343	18,024,073	18,034,743	18,455,243	18,150,675

Basic loss per share	(.0014)	(.0015)	22.67	(.026)	.196

10.	COMMON STOCK

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

On December 20, 2007, we issued each of our director’s, and a former director, except our CEO and Chairman of the Board 25,000 shares of our common stock for their services.  We also issued 25,000 shares to our Vice-president Sales, 30,000 shares to one of our legal counsel for their services and 25,000 shares for marketing services.  The closing price of our common stock was $.40 per share.  These shares were accrued in the prior year (October 31, 2007) financial statements as these services were performed during the fiscal year ended October 31, 2007.  Based on the closing price, the value of the shares issued was $72,000, which approximated the value of the services.  The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company.  The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On December 2, 2007, we issued a total of 118,800 shares of our common stock to five investors in a private placement.  Based on the closing price, the value of the common stock issued was $50,335.  The shares were issued without registration pursuant to the exemption provided in Section 506 of regulation D, promulgated under the Securities Act of 1933, as amended as an offering to “accredited investors” as that term is defined in Regulation D.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

On January 4, 2008, we issued 67,500 shares of our common stock for cash to three investors in a private placement.  Based on the closing price, the value of the common stock issued was $30,375.  The shares were issued without registration pursuant to the exemption provided in Section 506 of Regulation D promulgated under the Securities Act of 1933, as amended as an offering to “accredited investors” as that term is defined in Regulation D.

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

On December 30, 2008, we issued a total of 1,500 shares of our common stock for professional services for $.30 per share or $450.  The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On February 5, 2009, we issued a total of 100,000 shares of our common stock for professional services for $.25 per share or $25,000.  The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On February 5, 2009, we issued a total of 25,000 shares of our common stock for professional services for $.25 per share or $6,250.  The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On March 6, 2009, we issued a total of 54,000 shares of our common stock for professional services for $.40 per share or $21,600.  The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  Subsequently on June 2, 2009, the Company cancelled 27,000 shares of this stock for non-performance of services.  The shares were valued at $.40 per share or an aggregate of $10,800.

On May 26, 2009, we issued 5,000 shares of our common stock for professional services for $.30 per share or $1,500.  The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through January 28, 2010, which is the date the financial statements were available to be issued.  During our evaluation no subsequent event items were identified.

Page Intentionally Left Blank