Form 10-K/A
period 2008-10-31
INNOVATIVE DESIGNS INC
filed 2010-02-10
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-2

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

Transitional Small Business Disclosure Format:    Yes  ☐      No  ☒

EXPLANATORY NOTE

Innovative Designs, Inc. (the “Company”) is filing this Amendment No. 3 on Form 10-K to amend our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 which was filed with the US Securities and Exchange commission ( the “SEC”) on January 29, 2009. (the “Original Filing”).

The purpose of this Amendment No. 3 is to respond to certain comments received from the staff of the SEC.  The following sections of the Original Filing have been revised to reflect the staff’s comments:

•	Exhibits and Financial Statement Schedules Signatures

•	Section 302 Certifications

This Amendment No. 3 does not reflect events that occurred after the filing of the Original Filing and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth above.  Accordingly, this Amendment No. 3 should be read along with our other filings made with the SEC.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested] **
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Hass outdoors, Inc and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.5	Loan Agreement between Redevelopment Authority of Allegheny County and Innovative Designs, Inc. dated June 2, 2005***.
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005***.
10.7	Change in Terms Agreement between Enterprise Bank and innovative Designs, Inc. dated June 1, 2006***.
10.8	Agreement by and between Innovative Designs, Inc and James Kearney dated July 28, 2004.***
10.9	Note Agreement between Innovative Designs, inc. and Dean Kolocouris dated September 25, 2006***.
10.10	Note Agreement between Innovative Designs, Inc. and Dean Koloccouris dated August 27, 2007****
10.11	Agreement dated April 7, 2006 by and between Innovative Designs, Inc. and Tom Nelson****
10.12	Personal Service Agreement dated May 5, 2005, by and between Innovative Designs, Inc. and William Thomas Mass****
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008
***	Previously filed as exhibits to Form 10-K/A filed November 23, 2009
****	Previously filed as exhibits to Form 10_K/A-2 filed January 11, 2010

Reports on Form 8-K
None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: February 10, 2010	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 10, 2010	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principle Accounting Officer, and Chairman of the Board of Directors

Date: February 10,, 2010	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: February 10, 2010	by:	/s/ Robert D. Monsour
Robert D. Monsour
Director

Date: February 10, 2010	by:	/s/ Daniel Rains
Daniel Rains
Director