Form 10-Q
period 2010-01-31
INNOVATIVE DESIGNS INC
filed 2010-03-15
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2010

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

As of March 12, 2010, there were 18,703,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:    YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2010

		Page No.
Part I — Financial Information

Item 1.	Condensed Financial Statements (unaudited)	1

	Condensed Balance Sheets at January 31, 2010 (Unaudited)
	and October 31, 2009	1

	Condensed Statements of Operations for the Three Months Ended
	January 31, 2010 and 2009	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) at
	January 31, 2010 and October 31, 2009	3

	Condensed Statements of Cash Flows for the Three Months
	Ended January 31, 2010 and 2009	4

	Notes to Condensed Financial Statements	5 – 7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8 – 10

Item T.	Controls and Procedures	10

Part II — Other Information

Item I.	Legal Proceedings	11

Item 6.	Exhibits	11

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
January 31, 2010 (Unaudited) and October 31, 2009

	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$218,175	$26,872
Accounts receivable	194,567	119,123
Inventory	630,422	811,730
Deposits on inventory	136,758	123,312
Total current assets	1,179,922	1,081,037

PROPERTY AND EQUIPMENT, NET	1,402	4,642

TOTAL ASSETS	$1,181,324	$1,085,679

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$61,403	$53,983
Current portion of notes payable	96,774	177,029
Accrued interest expense	94,000	98,800
Accounts payable - related party	28,220	28,220
Related party debt	63,000	84,000
Shareholders advances	206,364	214,764
Accrued expenses	896	896
Total current liabilities	550,657	657,692

LONG-TERM LIABILITIES:
Long-term portion of notes payable	380,930	388,928
Total long term liabilities	380,930	388,928

TOTAL LIABILITIES	931,587	1,046,620

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares authorized, 18,703,743 shares issued and outstanding	1,873	1873
Additional paid in capital	5,638,018	5,638,018
Accumulated deficit	(5,390,154)	(5,600,832)
Total stockholders' equity	249,737	39,059

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,181,324	$1,085,679

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	January 31, 2010	January 31, 2009

REVENUE	$636,676	$591,164

OPERATING EXPENSES:
Cost of sales	264,572	255,150
Selling, general and administrative expenses	149,528	105,439
	414,100	360,589

Income from operations	222,576	230,575

INTEREST EXPENSE	(11,898)	(5,465)

Net income	$210,678	$225,110

Per share information - basic and fully diluted

Weighted Average Shares Outstanding	18,646,743	18,449,910

Net income per share	.011	.012

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
January 31, 2010 (Unaudited) and October 31, 2009

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2008	18,455,243	$1,846	$5,565,045	$(5,622,832)	$(55,941)

Shares issued for services	185,500	21	54,779	-	54,800

Shares issued for cash	90,000	9	28,991	-	29,000

Return of shares for non-performance of services	(27,000)	(3)	(10,797)	-	(10,800)

Net income	-	-	-	22,000	22,000

Balance at October 31, 2009	18,703,743	1,873	5,638,018	(5,600,832)	39,059

Net income	-	-	-	210,678	210,678

Balance at January 31, 2010	18,703,743	$1,873	$5,638,018	$(5,390,154)	$249,737

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Unaudited)

	For the Three Months Ended
	January 31, 2010	January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$210,678	$225,110
Adjustments to reconcile net income to cash
provided by operating activities:
Common stock issued for services	-	450
Depreciation and amortization	3,240	1,197
Changes in operating assets and liabilities:
Accounts receivable	(75,444)	(75,867)
Inventory	181,308	(52,315)
Deposit on inventory	(13,446)	251,183
Accounts payable	7,420	(50,848)
Accrued expenses	-	(14,713)
Accrued interest expense	(4,800)	-
Customer deposits	-	(9,823)
Net cash provided by operating activities	308,956	274,374

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(88,253)	(57,405)
Payment on related party debt	(21,000)	(33,000)
Payment of shareholder advances	(8,400)	(55,936)
Common stock issued for cash	-	27,000
Net cash (used in) provided by financing activities	(117,653)	(119,341)

Net increase in cash	$191,303	$155,033

Cash - beginning of year	$26,872	$22,523
Cash - end of period	$218,175	$177,556

Supplemental cash flow information:

Cash paid for interest	$11,898	$5,465

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the Three Month Period Ended January 31, 2010

1.	BASIS OF PRESENTATION - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending October 31, 2010 or any future period.

2.	FASB ACCOUNTING STANDARDS CODIFICATION TOPIC 718 SHARE-BASED PAYMENT (FASB ASC 718)

FASB ASC 718 establishes standards for the accounting and transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This Accounting Standard Codification does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC 718 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  This Accounting Standard Codification does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  The adoption of FASB ASC 718 by the Company did not have a material impact on the Company’s financial position, results of operations or cash flows.  There was no change in the status of outstanding shares or in the Equity Compensation Plan since October 31, 2006, and no shares were granted to employees of the Company for services rendered or to be rendered.

3.	EARNINGS PER SHARE

Innovative Designs, Inc. (the “Company”) calculates net income (loss) per share as required by FASB ASC Topic 260, Earnings per Share.  Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the Three Month Period Ended January 31, 2010

4.	GOING CONCERN AND LEGAL PROCEEDINGS

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company had experienced significant losses from operations.  However, the Company’s 2008 operations resulted in net income of $22,000 and during the first quarter of 2010, the Company had net income of approximately $211,000.  This positive trend from operations has helped decrease the Company accumulated deficit which was $5,390,154 at January 31, 2010.

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
For the Three Month Period Ended January 31, 2010

On June 10, 2009, Eliotex and Cattan filed a Verification to their Motion.  IDI filed its Answer to Rule to Show Cause on June 23, 2009.  Eliotex and Cattan conducted no discovery within the 60 day time period provided for by the Order issuing the Rule, and no oral argument on the Rule has been requested.  The Motion is dormant and likely to remain so for the foreseeable future.

On January 22, 2010 , counsel for IDI and Eliotex/Cattan participated in a oral argument before the Honorable R. Stanton Wettick, Jr. of the Court of Common Pleas of Allegheny County, Pennsylvania on the Rule to Show Cause regarding Eliotex/Cattan’s Motion to Strike Assignment of Judgement. The Judge heard arguments, and has asked the parties to brief two issues: (1) whether Eliotex/Cattan has standing to challenge the assignment from Greystone to Elite Properties; and (2) whether the dealings between IDI and Greystone constitute champerty and maintenance.

Counsel for IDI is confident that the Motion will be adjudicated in favor of Innovative Designs, Inc.  The Motion is based on the grounds that the District Court expressly refused to adopt, and is being adjudicated by Judge Wettick,, who in 2007 upheld the propriety of the execution proceedings at the time of a prior challenge by Eliotex/Cattan.

5.	INCOME TAXES

The Company follows FASB ASC Topic 740 “Accounting for Income Taxes.”  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in asset or liability each period.  The Company has net operating losses (NOLs) carry forwards that can be used to eliminate the tax liability in the current period and therefore no tax liability or tax provision is reflected in these current quarterly financial statements.

The Company will continue to evaluate its income tax obligation throughout the year and will record a tax provision when it is necessary.

6.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through March 12, 2010, which is the date financial statements were available to be issued.  During the evaluation no subsequent event items were identified by the Company.

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2010

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2010

Results of Operations

Comparison of the Three Months Ended January 31, 2010 with the Three Months Ended January 31, 2009.

Revenues

The following table shows a comparison of the results of operations between the three months ended January 31, 2010 and three months ended January 31, 2009:

	Three Months Ended January 31, 2010	% of Sales	Three Months Ended January 31, 2009	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$636,676	100%	$591,164	100%	$45,512	7.7%

OPERATING EXPENSES
Cost of sales	264,572	41.6%	254,700	43.1%	9,872	3.9%
Selling, general and administrative expenses	149,528	23.5%	105,889	17.9%	43,639	41.2%
Income (loss) from operations	414,100	65.0%	360,589	61.0%	53,511	14.8%

OTHER INCOME (EXPENSE)
INTEREST EXPENSE	(11,898)	(1.9)%	(5,465)	(.9)%	(6,433)	(117.7)%
	(11,898)	(1.9)%	(5,465)	(.9)%	(6.433)	(117.7)%

Net income (loss)	$210,678	33.1%	$225,110	38.1%	$(14,432)	(6.4)%

For the three months ended January 31, 2010, revenues were $636,676 compared to revenues of $591,164 for the three month period ended January 31, 2009.  The increase in sales revenue for the three months ended January 31, 2010, over the corresponding period ending January 31, 2009, is a result of our selling more of our Artic Armor line of products.  Nearly all of our sales are for this product line.  As Artic Armor is a cold weather product line, as the weather changes from the cold seasons, our sales greatly decrease.  During the quarter we continued to utilize television advertising which is very effective for our internet sales.  We do not pay sales commissions on such sales.

Our selling, general and administrative expenses increased by approximately $44,000 from the comparable three month period.  The increase from the three month period ended January 31, 2009, was a result mostly of the following; an increase in professional fees of approximately $12,000, salary expenses increased by $15,000, increased selling commissions of approximately $4,000, an increase in our loan repayments of approximately $7,000, advertising cost increases of approximately $2,700 and a rent payment caused by timing of approximately $6,000.

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2010

In March 2010, we signed up two sales agencies agreements one that covers the state of Alaska and the other with a sale group that covers twenty-two states.

Liquidity and Capital Recourses

During the quarter ended January 31, 2010, we funded our operations from revenues from sales.

Short Term: We will continue to fund our operations from sales and short term borrowings from shareholders and others and the possible sale of our securities.  We currently have no commercial credit facilities available to us.  We continue to pay our creditors when payments are due.

Long Term: The Company will continue fund its operations from revenues, borrowings from private parties and the possible sale of our securities.  We will continue to seek to obtain commercial lending, but our former bankruptcy filing and the general tight lending environment has made this task difficult.  Should we not be able to rely on the private sources for borrowing, our operations would be severely effected as we would not be able to fund our purchase orders to our suppliers for finished goods.  We continue to pursue commercial funding sources which would greatly assist our cash flow and allow us to expand our marketing efforts.

ITEM T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting.  Effective March 19, 2008, our Chief Executive Officer temporarily assumed the duties of our Chief Financial Officer.  As of the date of filing this Form 10-Q, the Chief Executive Officer continues these duties.  During the second quarter of 2009, the Company hired an outside Certified Public Accountant to analyze and prepare the books and records on a quarterly basis.  As such, only immaterial reclassifications were made during the first quarter of 2010.

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

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2010

PART II

ITEM I. LEGAL PROCEEDINGS

During the period on January 22, 2010, counsel for IDI and Eliotex/Cattan participated in an oral argument before the Honorable R. Stanton Wettick, Jr. of the Court of Common Pleas of Allegheny County, Pennsylvania on the Rule to Show Cause regarding Eliotex/Cattan’s Motion to Strike Assignment of Judgment.  The Judge heard arguments, and has asked the parties to brief two issues: (1) whether Eliotex/Cattan have standing to challenge the assignment from Greystone to Elite Properties; and (2) whether the dealings between IDI and Greystone constitute champerty and maintenance.

Counsel for IDI is confident that the Motion will be adjudicated in favor of Innovative Designs, Inc.  The Motion is based on the grounds that the District Court expressly refused to adopt, and is being adjudicated by Judge Wettick, who in 2007 upheld the propriety of the execution proceedings at the time of a prior challenge by Eliotex/Cattan.

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By Laws

10.1A	Form of Sales Agency Agreement

31.1	Rule 13a - 14a Certification of Chief Executive Office and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2010

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: March 12, 2010	By:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer