Form 10-Q
period 2010-04-30
INNOVATIVE DESIGNS INC
filed 2010-06-14
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2010

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

As of June 6, 2010, there were 18,710,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:  YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2010

		Page No.

Part I — Financial Information

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets at April 30, 2010 (Unaudited) and October 31, 2009	1

	Condensed Statements of Operations for the Three Months Ended April 30, 2010 and 2009, Six Months Ended April 30, 2010 and 2009	2

	Condensed Statement of Changes in Stockholders’ Equity at April 30, 2010 (Unaudited) and October 31, 2009	3

	Condensed Statements of Cash Flows for the Six Months Ended April 30, 2010 and 2009	4

	Notes to Condensed Financial Statements	5 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item T.	Controls and Procedures	11

Part II — Other Information

Item 6.	Exhibits	12 - 15

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
April 30, 2010 (Unaudited) and October 31, 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$109,613	$26,872
Accounts receivable	61,247	119,123
Inventory	520,004	811,730
Deposits on inventory	354,917	123,312
Total current assets	1,045,781	1,081,037

LONG-TERM ASSETS
Net deferred income tax asset	-	-
Property and equipment - net	812	4,642
Total long-term assets	812	4,642

TOTAL ASSETS	$1,046,593	$1,085,679

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,601	$53,983
Current portion of notes payable	54,191	177,029
Accrued interest expense	92,000	98,300
Accounts payable - related party	28,220	28,620
Related party debt	55,000	84,000
Shareholders advances	206,364	214,764
Accrued expenses	896	896
Total current liabilities	469,272	657,692

LONG-TERM LIABILITIES:
Net deferred income tax liability	-	-
Long-term portion of notes payable	380,930	388,928
Total long term liabilities	380,930	388,928

TOTAL LIABILITIES	850,202	1,046,620

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares authorized, 18,703,743 and 18,703,743 shares issued and outstanding	1,873	1,873
Additional paid in capital	5,638,018	5,638,018
Accumulated deficit	(5,443,500)	(5,600,832)
Total stockholders' equity	196,391	39,059

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,046,593	$1,085,679

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2010 and 2009, Six Months Ended April 30, 2010 and 2009
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009

REVENUE	$118,414	$57,666	$755,090	$648,830

OPERATING EXPENSES:
Cost of sales	59,591	31,514	324,163	286,213
Non-stock compensation	-	52,850	-	53,300
Selling, general and administrative expenses	107,878	114,868	257,402	220,307
	167,469	199,232	581,565	559,820

(Loss)/income from operations	(49,055)	(141,566)	173,525	89,010

OTHER EXPENSE:
Interest expense	(4,295)	(2,907)	(16,193)	(8,372)
Total other expense	(4,295)	(2,907)	(16,193)	(8,372)

Net (loss)/income before income taxes	(53,350)	(144,473)	157,332	80,638
Income taxes	-	-	-	-

NET (LOSS)/INCOME	$(53,350)	$(144,473)	$157,332	$80,638

Weighted Average Shares Outstanding	18,646,743	18,846,743	18,425,802	18,883,085

Net income/(loss) per share	$(.003)	$(.008)	$.009	$.004

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
April 30, 2010 (Unaudited) and October 31, 2009

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2008	18,455,243	$1,846	$5,565,045	$(5,622,832)	$(55,941)

Shares issued for services	185,500	21	54,779	-	54,800

Shares issued for cash	90,000	9	28,991	-	29,000

Return of shares for non- performance of services	(27,000)	(3)	(10,797)	-	(10,800)

Net income	-	-	-	22,000	22,000

Balance at October 31, 2009	18,703,743	1,873	5,638,018	(5,600,832)	39,059

Net Income	-	-	-	157,332	157,332

Balance at April 30, 2010	18,703,743	$1,873	$5,638,018	$(5,443,500)	$196,391

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Unaudited)

	For the Six Months Ended
	April 30, 2010	April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157,332	$80,638
Adjustments to reconcile net income to cash provided by operating activities:
Common stock issued for services	-	53,300
Depreciation and amortization	3,830	2,394
Changes in operating assets and liabilities:
Accounts receivable	57,876	123,813
Inventory	291,726	(53,518)
Deposits on inventory	(231,605)	196,450
Accounts payable	(21,382)	(54,550)
Accrued expenses	-	(16,804)
Customer deposits	-	(9,823)
Accrued interest on notes payable	(6,800)	(26,000)
Net cash provided by operating activities	250,977	295,900

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(130,836)	(161,367)
Payment on note payable - related party	(29,000)	(63,000)
Payment of shareholder advances	(8,400)	(18,935)
Common stock issued for cash	-	29,000
Net cash used in financing activities	(168,236)	(214,302)

Net increase in cash	$82,741	$81,598

Cash - beginning of year	$26,872	$22,523
Cash - end of period	$109,613	$104,121

Supplemental cash flow information:

Cash paid for interest	$16,193	$8,572

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2010

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
April 30, 2010

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
April 30, 2010

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

On June 2, 2010, the Honorable R. Stanton Wettick, Jr. of the Court of Common Pleas of Allegheny County, Pennsylvania entered an Order denying Elio D. Cattan and Eliotex, SRL’s motion to strike assignment and satisfaction of judgment.  As Judge Arthur J. Schwab of the United States District Court for the Western District of Pennsylvania specifically deferred the question of the ownership of the judgment to the State Court, Judge Wettick’s Order represents a final adjudication of this matter on the merits, and resolved the case in IDI’s favor.  IDI’s legal counsel will now request that Judge Schwab reform the Federal Court docket to comport with the State Court’s ruling.

The Company believes the possibility of an appeal of Judge Wettick’s ruling is unlikely, and the likelihood of success of any such appeal, if filed, extremely remote.

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

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through June 11, 2010, which is the date financial statements were available to be issued.  During the evaluation it was determined that the Company issued 12,000 shares of stock for services on May 25, 2010.  The value of the shares were $.20 per share or $2,400.  No other subsequent events were identified by the Company.

INNOVATIVE DESIGNS, INC.

April 30, 2010

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

INNOVATIVE DESIGNS, INC.

April 30, 2010

Results of Operations

Comparison of the Three Months Ended April 30, 2010 with the Three Months Ended April 30, 2009.

Revenues

The following table shows a comparison of the results of operations between the three months ended April 30, 2010 and three months ended April 30, 2009:

	Three Months Ended April 30, 2010	% of Sales	Three Months Ended April 30, 2009	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$118,414	100%	$57,666	100%	$60,748	105.3%

OPERATING EXPENSES
Cost of sales	59,591	50.3%	31,514	54.6%	28,077	89.1%
Non-stock compensation	-	-	52,850	91.6%	(52,850)	(100)%
Selling, general and administrative expenses	107,878	91.1%	114,868	199.2%	(6,990)	(6.1)%
	167,469	141.4%	199,232	345.5%	(31,763)	(15.9)%
Loss from operations	(49,055)	(41.4)%	(141,566)	(245.5)%	92,511	65.3%

OTHER INCOME (EXPENSE)
INTEREST EXPENSE	(4,295)	(3.63)%	(2,907)	(5.0)%	(1,388)	(47.7)%
	(4,295)	(3.63)%	(2,907)	(5.0)%	(1,388)	(47.7)%

Net (loss)/income	$(53,350)	45.1%	$(144,473)	(250.5)%	$91,123	63.1%

Three Months Ended April 30, 2010 and 2009.

The increase in revenue for the three months ended April 30, 2010 compared to the corresponding period ended April 30, 2009, is the result of our continuing trend of selling more of our Arctic Armor product line and the inclusion of selling in the Alaska market which has a longer cold season.  Nearly all of our sales for the period were for our Arctic Armor product line.  We stopped our television advertising program in March of this year as planned.  During the period we had approximately $31,000 in professional fees.

INNOVATIVE DESIGNS, INC.

April 30, 2010

The following table shows a comparison of the results of operations between the six months ended April 30, 2010 and six months ended April 30, 2009:

	Six Months Ended April 30, 2010	% of Sales	Six Months Ended April 30, 2009	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$755,090	100%	$648,830	100%	$106,260	16.4%

OPERATING EXPENSES
Cost of sales	324,163	42.9%	286,213	44.1%	37,950	13.3%
Non-stock compensation	-	-	53,300	8.2%	(53,300)	(100)%
Selling, general and administrative expenses	257,402	34.1%	220,307	34.0%	37,095	16.8%
	581,565	77.0%	559,820	86.3%	21,745	3.9%
Income from operations	173,525	23.0%	89,010	13.7%	84,515	95.0%

OTHER INCOME (EXPENSE)
INTEREST INCOME (EXPENSE)	(16,193)	(2.1)%	(8,372)	(1.3)%	(7,821)	(93.4)%
	(16,193)	(2.1)%	(8,372)	(1.3)%	(7,821)	(93.4)%

Net income	$157,332	20.8%	$80,638	12.4%	$76,694	95.1%

The increase in revenue for the six months ended April 30, 2010 over the corresponding period ended April 30, 2009, was a result of the introduction of our Arctic Armor product line into the Alaska market and the increased acceptance of our cold weather products by the marketplace through increased distributorships and internet sales.  Because of the seasonal nature of our sales we expect the third quarter to have much lower revenue than other quarters.  We will again offer our Early Order Booking program.  The program offers free shipping and better credit terms for those customers who indicate their intention to place a firm order in the future.  With the signing of Canadian Tire we expect a large order to be shipped in the late summer.  We have begun to send out sample yardage runs of our building wrap product to interested parties such as builders and distributors.

INNOVATIVE DESIGNS, INC.

April 30, 2010

Liquidity and Capital Resources

During the quarter ended April 30, 2010, we funded our operations with revenues from sales.  We will continue to fund operations from revenues and borrowings and the possible sale of securities.  Our ability to obtain outside funding of either debt or equity is being adversely affected in part, by the general inability to obtain commercial lending.

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

Long Term: The Company will continue to fund operations from revenues, borrowings and the possible sale of its securities.  The Company continues to purse financing to fund its long-term liquidity needs, however, the general state of the credit industry has made borrowing more difficult.

ITEM T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting.  Effective March 19, 2008, our Chief Executive Officer temporarily assumed the duties of our Chief Financial Officer.  As of the date of filing this Form 10-Q, the Chief Executive Officer continues these duties.  During the second quarter of 2009, the Company hired an outside Certified Public Accountant to analyze and prepare the books and records on a quarterly basis.  As such, only immaterial reclassifications were made during the first and second quarter of 2010.

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

INNOVATIVE DESIGNS, INC.

April 30, 2010

PART II

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

Innovative Designs, Inc.
Registrant

Date: June 11, 2010	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer