Form 10-Q
period 2010-07-31
INNOVATIVE DESIGNS INC
filed 2010-09-14
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2010

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

As of September 13, 2010, there were 18,710,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:      YES   ☐           NO   ☒

Innovative Designs, Inc.

Index

Form 10-Q/A for the Quarter Ended July 31, 2010

		Page No.

Part I — Financial Information

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets at July 31, 2010 (Unaudited) and October 31, 2009	1

	Condensed Statements of Operations for the Three Months Ended July 31, 2010 and 2009, Nine Months Ended July 31, 2010 and 2009	2

	Condensed Statement of Changes in Stockholders’ Equity at July 31, 2010 (Unaudited) and October 31, 2009	3

	Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2010 and 2009	4

	Notes to Condensed Financial Statements	5 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item 4 T.	Controls and Procedures	11

Part II — Other Information

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	12

Item 6.	Exhibits	13

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
July 31, 2010 (Unaudited) and October 31, 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$27,985	$26,872
Accounts receivable	28,049	119,123
Inventory	935,956	811,730
Deposits on inventory	86,858	123,312
Total current assets	1,078,848	1,081,037

LONG-TERM ASSETS
Property and equipment - net	812	4,642
Total long-term assets	812	4,642

TOTAL ASSETS	$1,079,660	$1,085,679

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$35,462	$53,983
Current portion of notes payable	169,707	177,029
Accrued interest expense	94,688	98,800
Accounts payable - related party	28,220	28,220
Related party debt	47,300	84,000
Shareholders advances	206,364	214,764
Accrued expenses	-	896
Total current liabilities	581,741	657,692

LONG-TERM LIABILITIES:
Long-term portion of notes payable	377,009	388,928
Total long term liabilities	377,009	388,928

TOTAL LIABILITIES	958,750	1,046,620

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares authorized, 18,715,743 and 18,703,743 shares issued and outstanding	1,875	1,873
Additional paid in capital	5,640,416	5,638,018
Accumulated deficit	(5,521,381)	(5,600,832)
Total stockholders' equity	120,910	39,059

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,079,660	$1,085,679

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
Three Months Ended July 31, 2010 and 2009, Nine Months Ended July 31, 2010 and 2009
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009

REVENUE	$28,347	$26,616	$783,437	$675,446

OPERATING EXPENSES:
Cost of sales	12,703	11,810	336,866	298,023
Selling, general and administrative expenses	83,058	66,766	340,460	340,373
	95,761	78,576	677,326	638,396

(Loss)/income from operations	(67,414)	(51,960)	106,111	37,050

OTHER (EXPENSE)/INCOME:
Interest income	255	-	255	-
Interest expense	(10,721)	(4,456)	(26,915)	(12,828)
Total other (expense)/income	(10,466)	(4,456)	(26,660)	(12,828)

Net (loss)/income before income taxes	(77,880)	(56,416)	79,451	24,222
Income taxes	-	-	-	-

NET (LOSS)/INCOME	$(77,880)	$(56,416)	$79,451	$24,222

Weighted Average Shares Outstanding	18,727,743	18,646,743	18,503,801	19,321,799

Net income/(loss) per share	$(.004)	$(.003)	$.004	$.001

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
July 31, 2010 (Unaudited) and October 31, 2009

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2008	18,455,243	$1,846	$5,565,045	$(5,622,832)	$(55,941)

Shares issued for services	185,500	21	54,779	-	54,800

Shares issued for cash	90,000	9	28,991	-	29,000

Return of shares for non-performance of services	(27,000)	(3)	(10,797)	-	(10,800)

Net income	-	-	-	22,000	22,000

Balance at October 31, 2009	18,703,743	1,873	5,638,018	(5,600,832)	39,059

Shares issued for services	12,000	2	2,398	-	2,400

Net income	-	-	-	79,451	79,451

Balance at July 31, 2010	18,715,743	$1,875	$5,640,416	$(5,521,381)	$120,910

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
For Nine Months Ended July 31, 2010 and 2009
(Unaudited)

	For the Nine Months Ended
	July 31, 2010	July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,451	$24,222
Adjustments to reconcile net income to cash provided by operating activities:
Common stock issued for services	2,400	54,800
Depreciation	3,830	3,592
Common stock returned for noncompliance of services	-	(10,800)
Changes in operating assets and liabilities:
Accounts receivable	91,074	144,536
Inventory	(124,226)	(80,871)
Deposits on inventory	36,454	187,939
Accounts payable	(18,521)	(45,246)
Accrued expenses	(896)	(16,757)
Customer deposits	-	(9,823)
Accrued interest on notes payable	(4,112)	(26,000)
Net cash provided by operating activities	65,454	225,592

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(134,241)	(164,943)
Payment on note payable - related party	(36,700)	(63,000)
Proceeds from notes payable	115,000	-
Payment of shareholder advances	(8,400)	(33,336)
Common stock issued for cash	-	29,000
Net cash used in financing activities	(64,341)	(232,279)

Net increase/(decrease) in cash	$1,113	$(6,687)

Cash - beginning of year	$26,872	$22,523
Cash - end of period	$27,985	$15,836

Supplemental cash flow information:

Cash paid for interest	$16,193	$12,832

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31, 2010

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
July 31, 2010

4.	GOING CONCERN AND LEGAL PROCEEDINGS

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing.  The Company is currently pursuing financing for its operations and seeking to expand its operations.  Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern. During the quarter ended July 31, 2010, the Company entered into new short-term borrowings of $115,000 with various individuals in addition to loans made to us by our Chief Executive Officer.

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
July 31, 2010

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

On July 23, 2010, IDI filed a motion with the United States District Court for the Western District of Pennsylvania in Case No. 04-00593 requesting that Judge Schwab enter an Order to conform the District Court docket in light of the State Court adjudication.  On July 26, 2010, Judge Schwab entered an Order: (1) striking the assignment to Elio Cattan and Eliotex, SRL filed by Greystone, Inc. on March 25, 2009; (2) vacating the Order of February 5, 2009 striking the Assignment and Satisfaction of Judgment filed by Elite Properties, LLC on May 27, 2008; and (3) deeming satisfied the Judgment entered in favor of Elio Cattan and Eliotex, SRL and against RMF Global, Inc. and Innovative Designs, Inc. on May 9, 2006.  Counsel for Elio Cattan and Eliotex, SRL represented to counsel for IDI that they would not oppose the Motion.

IDI has prevailed in all of the outstanding litigation involving the foregoing, and believes the matter to be concluded.

5.	COMMON STOCK

On May 25, 2010, we issued 12,000 shares of our common stock for professional services for $.20 per share or $2,400.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

6.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through September 13, 2010, which is the date financial statements were available to be issued.  During the evaluation no subsequent event items were identified by the Company.

INNOVATIVE DESIGNS, INC.

July 31, 2010

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

INNOVATIVE DESIGNS, INC.

July 31, 2010

Results of Operations

Comparison of the Three Months Ended July 31, 2010 with the Three Months Ended July 31, 2009.

Revenues

The following table shows a comparison of the results of operations between the three months ended July 31, 2010 and three months ended July 31, 2009:

	Three Months Ended July 31, 2010	% of Sales	Three Months Ended July 31, 2009	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$28,347	100.0%	$26,616	100.0%	$1,731	6.5%

OPERATING EXPENSES
Cost of sales	12,703	44.8%	11,810	44.4%	893	7.6%
Selling, general and administrative expenses	83,058	293.0%	66,766	250.8%	16,292	24.4%
	95,761	337.8%	78,576	295.2%	17,185	21.9%
Loss from operations	(67,414)	(237.8)%	(51,960)	195.2%	(15,454)	(29.7)%

OTHER (EXPENSE)/INCOME
Interest income	255	.9%	-	-	255	100.0%
Interest (expense)	(10,721)	(37.8)%	(4,456)	(16.7)%	(6,265)	(140.6)%
	(10,466)	(36.9)%	(4,456)	(16.7)%	(6,010)	(134.9)%

Net loss	$(77,880)	(274.7)%	$(56,416)	(212.0)%	$(21,464)	(38.0)%

Three Months Ended July 31, 2010 and 2009

The increase in revenue for the three months ended July 31, 2010 compared to the corresponding period ended July 31, 2009, is the result of our entry into the Alaska market with its longer cold season and the addition of more retailers.  Nearly all of our sales for the period were for our Arctic Armor line of products.  During the period we had a $2,400 expense related to our issuance of our common stock for services.  This expense is included in the selling, general and administrative expenses category.

INNOVATIVE DESIGNS, INC.

July 31, 2010

The following table shows a comparison of the results of operations between the nine months ended July 31, 2010 and nine months ended July 31, 2009.

	Nine Months Ended July 31, 2010	% of Sales	Nine Months Ended July 31, 2009	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$783,437	100.0%	$675,446	100.0%	$107,991	16.0%

OPERATING EXPENSES
Cost of sales	336,866	43.0%	298,023	44.1%	38,843	13.0%
Selling, general and administrative expenses	340,460	43.5%	340,373	50.4%	87	.03%
	677,326	86.5%	638,396	94.5%	38,930	6.1%
Income from operations	106,111	13.5%	37,050	5.5%	69,061	186.4%

OTHER (EXPENSE)/INCOME
Interest income	255	.03%	-	-	255	100.0%
Interest (expense)	(26,915)	(3.4)%	(12,828)	(1.9)%	(14,087)	(109.8)%
	(26,660)	(3.4)%	(12,828)	(1.9)%	(13,832)	(107.8)%

Net income	$79,451	10.1%	$24,222	3.6%	$55,229	228.0%

Nine Months Ended July 31, 2010 and 2009

The increase in revenue for the nine month period ended July 31, 2010, over the corresponding period ended July 31, 2009, was a result of our adding more retailers, internet sales and the entry into the Alaska market.  During the period substantially all of our sales were for our Arctic Armor line of products.  We expanded our Arctic Armor product line by adding mitts, hats and a tasseled cap.  We also introduced a special edition Arctic Armor suit that is oil and jet fuel resistance and is anti-static.  The suit costs more than our standard suit and will be offered on a limited supply basis.

The increase during the period in our selling, general and administrative expenses was partly on account of approximately $28,000 in professional expenses.  We expect our fourth quarter to show a substantial increase in revenue over the comparable period.  We continue to add more retailers including Canadian Tire.  We continue to await the results of the sample yardage of our building wrap we sent out to builders and distributors.

INNOVATIVE DESIGNS, INC.

July 31, 2010

Liquidity and Capital Resources

During the quarter ended July 31, 2010, we funded our operations with revenues from sales and new short-term borrowings of $115,000 in addition to loans made to us by our Chief Executive Officer.  We will continue to fund operations from revenues and borrowings and the possible sale of securities.  Our ability to obtain outside funding of either debt or equity is being adversely affected in part, by the general inability to obtain commercial lending.

Short Term: We funded our operations with revenues from sales and short-term borrowings.  The financial institution has restricted the amounts we can borrow on our lines of credit and they will not increase our borrowing capacity on the lines of credit.  The Company continues to pay its creditors when payments are due and has been successful in expanding its sales base and adding new products to its Arctic Armor product line.

Long Term: The Company will continue to fund operations from revenues, borrowings and the possible sale of its securities.  The Company is currently pursing financing to fund its long-term liquidity needs, however, the general state of the credit industry has made borrowing more difficult.

ITEM 4 T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the reporting period covered by this report, June 30, 2010, our Chief Executive Officer, who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e).

Based upon that evaluation our management concluded that our disclosure controls and procedures were adequate and effective.

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

July 31, 2010

PART II

ITEM 1. LEGAL PROCEEDINGS

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

On July 23, 2010, IDI filed a motion with the United States District Court for the Western District of Pennsylvania in Case No. 04-00593 requesting that Judge Schwab enter an Order to conform the District Court docket in light of the State Court adjudication.  On July 26, 2010, Judge Schwab entered an Order: (1) striking the assignment to Elio Cattan and Eliotex, SRL filed by Greystone, Inc. on March 25, 2009; (2) vacating the Order of February 5, 2009 striking the Assignment and Satisfaction of Judgment filed by Elite Properties, LLC on May 27, 2008; and (3) deeming satisfied the Judgment entered in favor of Elio Cattan and Eliotex, SRL and against RMF Global, Inc. and Innovative Designs, Inc. on May 9, 2006.  Counsel for Elio Cattan and Eliotex, SRL represented to counsel for IDI that they would not oppose the Motion.

IDI has prevailed in all of the outstanding litigation involving the foregoing, and believes the matter to be concluded.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 25, 2010, we issued 12,000 shares of our common stock for marketing services for $.20 per share or $2,400 to one person.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

INNOVATIVE DESIGNS, INC.

July 31, 2010

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By Laws

10.1	Loan Agreement dated July 28, 2010 – Xunjin Hua

10.2	Loan Agreement dated July 15, 2010 – Corinthian Development LLC

10.3	Loan Agreement dated June 10, 2010 – Frank Riccelli

10.4	Loan Agreement dated June 10, 2010 – Frank Riccelli

31.1	Rules 13a–14(a)) Certification of Chief Executive Office and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: September 13, 2010	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer