Form 10-K
period 2010-10-31
INNOVATIVE DESIGNS INC
filed 2011-03-16
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934.
For the fiscal year ended October 31, 2010

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
(Title of Class)

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15 (d) of the Act.
 ☐ Yes   ☒ No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).  Yes☐    No ☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K (sec. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $1,108,955.

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer based on the closing price of $0.25 on March 31, 2010, as reported by the Over-The Counter Bulletin Board was $2,162,185.

The number of shares of the issuer’s common stock outstanding, as of March 11, 2011, was 18,730,743.

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

We offer the following products containing INSULTEX:

•
Floating Swimwear: Product under our product name "Swimeez".  Our swimwear is designed to be a swim aid.  The interior lining of our swimwear product is made from INSULTEX, which enhances floatability.  This product was discontinued during 2010.

•	Hunting Apparel Line: Our hunting apparel provides almost total block from odors provided by the INSULTEX material. This product was discontinued during 2010.

•
Arctic Armor Line: The Arctic Armor line, introduced in April of 2006, consists of a jacket, bib and gloves.  The suit contains 3 layers of INSULTEX for uncompromised warmth and provides the user with guaranteed buoyancy.  The gloves contain a single layer of INSULTEX and are windproof, waterproof and good to sub-zero temperatures as are the jacket and bibs.

•
House Wrap:  We will, beginning in 2011, offer our house wrap product for the building construction industry.  This product, made from INSULTEX, will provide barrier protection plus moisture vapor transmission and approximately R2 insulation.

•	INSULTEX Material: we sell INSULTEX material in bulk to non-competing customers.

We also offer a product that helps restore the waterproof character of the outer side of our Arctic Armor clothing.

Our products, except for our gloves and headwear which are manufactured in China by purchase order, are manufactured, under agreement, at a facility we currently utilize in Indonesia.  We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes and (b) although we used the services of our Chief Executive Officer and Vice President of Sales and Marketing for these purposes, their efforts are part of their normal responsibilities.

The INSULTEX License and Manufacturing Agreement

Under the terms of the agreement between us and the Ketut Group, Ketut Group agrees to promptly deliver to Innovative Designs, Inc. within twenty-eight (28) days of receiving an order, all INSULTEX ordered by us.  Under the terms of the agreement, we are required to pay a fixed amount per meter of INSULTEX.  This fixed amount will not change under the agreement for a period of ten (10) years after the date of the agreement was signed, which was April 1, 2006.  The agreement provides that after the ten (10) year period, the price of the INSULTEX shall be adjusted for a subsequent ten (10) year term, no more than twelve percent (12%) per the subsequent ten (10) year period.  We order INSULTEX from time to time as needed and are not required to purchase any minimum amount of INSULTEX during the term of the agreement, and we are not required to make any minimum annual payment.  However, should we place an order; any quantity ordered must be a minimum of 35,000 meters of INSULTEX.  We are not required to pay any part of any sublicense fee that we receives from third party sublicensees, and we are not required to pay any fees to the Ketut Group.  This agreement will be in full legal force and effect for an initial term of ten (10) years from the date of its execution.  We have the option to renew this agreement for up to three (3) successive terms of ten (10) years each by giving notice of our intention to so renew not less than ninety (90) days prior to the expiration of the then-current term.

The Haas Agreement

On June 16, 2003, we completed an agreement with Haas Outdoors in which Haas Outdoors granted us a non-exclusive wholesale license in North America to: (a) manufacture, or sell products or to have manufactured for us, and to sell licensed products of Haas Outdoors; and (b) use the licensed trademark of Haas Outdoors in association with the marketing and sale of licensed products.  The agreement defines licensed products as a product which bears or otherwise includes Haas Outdoors' licensed design and is further restricted to mean only our outdoor apparel.  "Licensed design" is defined in the agreement as the camouflage pattern(s) known as the Mossy Oak Break-Up and/or New BreakUp and Duck Blind patterns and which is covered by Haas Outdoors' copyrights, including but limited to United States Copyright Registration No. 2,227,642.  The agreement defines "licensed trademark" as Haas Outdoors' trademarks Mossy Oak Break-Up and/or New BreakUp and Duck Blind patterns.  The term of the agreement is two years from the effective date of the agreement, May 30, 2003.  During 2010, the Company extended the terms of this agreement with Haas Outdoors for an additional two years.  We paid a one time $250 licensing fee for these rights.  We are also required to pay to Haas Outdoors a running royalty, which is included in the price of fabrics purchased from licensed vendors of Haas Outdoors.

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

The Jordan Agreement.

In April 2008, we entered into a licensed agreement with Jordan Outdoor Enterprises, Ltd. for the use of their REAL TREE and ADVANTAGE trademarked artistic camouflage designs.  We may use the designs in our hooded jacket, insulated bibs and waterproof/breathable gloves.  We must submit all samples of proposed products for preapproval as well as all catalog, advertising, display or promotional copy.  Official hangtags or stickers must be affixed to all covered products.  All fabrics with the authorized patters must be purchased from an authorized fabric source.  The term of the agreement is for five years with the licensor having the right to terminate the agreement upon thirty days notice.  We paid a $500 execution fee.

Arctic Armor Line

Our Arctic Armor line products are intended for use by the following consumer groups that are in the Company’s target market for these products:

•	Ice fisherman
•	Snowmobilers
•	Utility workers
•	Oil/gas pipeline workers
•	Railroad workers
•	Construction workers
•	Ski resort workers; and
•	Police and First responders.

House Wrap

In early January 2008, we announced that we had completed our research and development effort on a new use for INSULTEX as a house wrap for the building construction industry.  This house wrap will provide barrier protection plus moisture vapor transmission and the novel feature of approximately R2 insulation.  The house wrap was designed specifically to add enhanced insulating characteristics.  In addition the house wrap will be priced competitively with existing house wraps that do not provide any insulation.  The development efforts were conducted by our own personnel.  The testing phase has been completed and the product was found to be up to code and we are now offering it for sale..

Website and Retailers

We sell both wholesale and retail products on our web site.  Our web site, located at www.idigear.com, contains information on our products, technical information on INSULTEX insulation, e-commerce capabilities with "shopping cart", wholesaler information and order forms, company contact information, and links to retailers that carry our products.  We have obtained the services of BA Web Productions who assists us in designing and continually developing our website.  Our web site features a "wholesaler only" area, allowing our wholesalers access to information, ordering, and reordering.  The web site is hosted by Nidhog Hosting.  The secure payment gateway provider for our online e-commerce is First Data..  Our products are offered and sold by retailers, distributors and through our web site in all states, Canada, the Russian Federation and Finland.  Except for products sold through our web site others who purchase our products do so at wholesale prices which they plan to sell at their retail prices, or use within their industry:

Sales

We primarily sell our products through independent sales agents and agencies.  Once we have made contact with a potential sales agency or solo agent, we evaluate their existing accounts, the capacity and potential for them to effectively push our products.  We also look at their current product lines through the sales channel.  Our primary market area is the outdoor industry which includes all activity done in cold weather.  These activities include recreational such as hunting, ice fishing, snowmobiling, and industries such as oil and gas, utilities and construction.  Once we agree to bring on an independent sales agent or agency, we enter into a standard agreement.

A typical sales representative agreement will have a term of one year with the right of either party to terminate upon thirty days written notice.  We do not provide any free samples of our products and all sales expenses are the sole obligation of the sales agent.  In the case of our agreement for the Russian and Finland Federation, the agent is required to prepay for all products ordered.

Certain retailers buy directly from us.  We have no verbal or written agreements with them.  These retailers purchase our products strictly on a purchase order basis.  During our last fiscal year, we sold our products to such retailers as Gander Mountain, Scheels, and Frank’s Great Outdoors.  Some of our distributors during the last fiscal year were Big Rock Sports, Triple S Pro Fishing Supplies, KTL Canada, Thomas Industries and Cannon Tackle.  We  distribute our products to the following:

Swimeez Products

We distribute our Swimeez products through a distributor and through our web site.

Hunting Apparel Line

We distribute our hunting apparel through a distributor and through our web site.

Six pocket pants, 1/2 zip pullover jacket with collar, parka jacket, fleece jacket, guide series shirt, bib coveralls in light weight, bib coveralls in arctic weight.  We distribute these products to the public, through product information mailings to prospective retail buyers and private showings to targeted buyers in the retail industry.

Arctic Armor Line

We distribute the Arctic Armor Line to retailers and distributors across the United States, Canada and the  Russian Federation and Finland.  These products are also marketed to utility companies, oil/gas pipeline workers, railroad workers,  police and first responders and to construction workers.

House Wrap

We plan to offer our house wrap product directly to builders and to distributors.

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

Contract with Manufacturer

We utilize the services of sales agencies to represent our products in the United States, Canada, and the Russian Federation and Finland.

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

Our "idigear" label is sewn on all of our products.  Haas Outdoors, Inc.'s Mossy Oak Break Up and New Break Up and Duck Blind hang tags are attached only to our "Mossy Oak pattern" outdoor apparel products.  Additionally, we will be utilizing the Mossy Oak camouflage on the new products that we are in the development stages of introducing, which will feature the Mossy Oak hang tag with our "idigear" hang tag.  REAL TREE and ADVANTAGE hangtags are used for products using these patterns.

INSULTEX will be used in all our finished goods, except for our headwear, and will be purchased directly from the Ketut Group.

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

In  2003, we were granted a trademark for our name "idigear" with the United States Patent and Trademark Office.

In  2005, we were granted the mark "INSULTEX" by the United States Patent and Trademark Office.

In December 2009, we filed a patent application, No. 12 642714, with the United States Patent and Trademark Office for our Composite House Warp.  The application is still pending.

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

Significant Customers

During our fiscal year ended October 31, 2010, two customers accounted for more than ten percent of our sales, KTL Canada (11.7%) and Pro Fishing Supplies (10.3%).

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

In October 2002, we arranged for the lease of warehouse space for our inventory and raw materials at 124 Cherry Street, Etna, Pennsylvania.  This facility encompasses 13,000 square feet of storage space on the first floor and 2,000 square feet for our sales department offices located on the second floor.  We have entered into a verbal agreement with the owner of the building and we pay $3,200 per month for the space.  This facility is composed of: (a) warehouse and storage areas including four (4) shipping bays and a distribution area consisting of square footage to store upward of 250,000 finished goods products; and (b) four (4) offices, one (1) conference room, with presentation area and sample display and (2) bathrooms totaling approximately 2,000 square feet located on the second floor.    Mr. Frank Riccelli is the brother to our Chief Executive Officer.  The condition of our leased property is good.

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

ITEM 4.              REMOVED AND RESERVED

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

FY 2010	Low	High
Fourth Quarter	$.20	$.36
Third Quarter	$.22	$.42
Second Quarter	$.20	$.40
First Quarter	$.16	$.50

FY 2009	Low	High
Fourth Quarter	$.06	$.35
Third Quarter	$.20	$.38
Second Quarter	$.05	$.46
First Quarter	$.20	$.45

On March 11, 2011, the closing bid price was $.20.

The source of the above data is http://finance.yahoo.com.

Holders.

As of March 11, 2011, we had 154 holders of record of our common stock.  We have one class of stock outstanding.  We have no shares of our preferred stock outstanding.

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

On October 7, 2010, we issued 20,000 shares of our common stock for professional services for $.25 per share or $5,000.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

ITEM 6.             SELECTED FINANCIAL DATA

As a smaller reporting company, under SEC regulations, we are not required to furnish selected financial data.

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

Background

Innovative Designs, Inc. (hereafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002.  We primarily market and sell clothing products such as swim wear, hunting apparel, and cold weather gear called “Arctic Armor” that are, except for our headwear, made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties.  We also are starting to offer our house wrap product line which is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material.

Results of Operations

Comparison of the fiscal year ended October 31, 2010, with the fiscal year ended October 31, 2009.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2010 and October 31, 2009:

	Fiscal Year Ended October 31, 2010	% of Sales	Fiscal Year Ended October 31, 2009	% of Sales	$ Increase (Decrease)	% Change

REVENUE	$1,108,955	100%	$837,224	100%	$271,731	32.5%

OPERATING EXPENSES
Cost of sales	600,139	42.7%	378,110	45.2%	222,029	58.7%
Selling, general and administrative expenses	420,768	37.9%	418,834	50.0%	1,934	.4%

Income/(loss) from operations	88,048	7.9%	40,280	4.8%	47,768	118.6%

OTHER INCOME (EXPENSE)
Other income	258	.00%	5,000	.6%	(4,742)	(94.8)%
Interest income (expense)	(39,729)	(3.2)%	(23,280)	(2.8)%	(16,449)	(70.7)%
Net income	$48,577	4.4%	$22,000	2.6%	$26,577	120.8%

Fiscal years ended October 31, 2010 and 2009

Results of Operations

Revenues for the fiscal year ended October 31, 2010, were $1, 108,955 compared to revenues of $837,224 for the comparable period ending October 31, 2009.  The increase is a result of more retailers selling our products and our products becoming better known.  Nearly all of our revenues were derived from our Arctic Armor product line.  During the period we took back products valued at approximately $78,700 from a distributor.  We were not required to accept the return but made a business decision to do so.

Selling, general and administrative expense increased from $418,834 in fiscal year 2009, to $420,768, in fiscal year ending October 31, 2010.  Some of the increases were for salary of approximately $9,000, embroidery cost of approximately $7,000, insurance increases of approximately $6,000 and selling commissions of approximately $9,000.

Our cost of sales increase included a write down of obsolete inventory of approximately $126,000.  The inventory write down consisted primarily of our swimwear and hunting product lines.  We no longer manufacture any of these product lines.  One of our distributors has indicated that they will start to offer these lines in the warmer climates in which they operate.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2010, we funded our operations from revenues from sales, and loans from our Chief Executive Officer and others.  We will continue to fund our operations from these sources and the possible sale of our securities until we are able to secure commercial lending arrangements.

Short Term:  We funded our operations with revenues from sales and from loans from our Chief Executive Officer and others.  During the fiscal year ended October 31, 2010, we borrowed approximately $ 311,500, from these sources.  We cannot access commercial lines of credit.

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

•
James Kearney.  The principal amount of the loan is $45,000 and the interest owed is $92,000.  Interest has stopped on the loan.  Interest and principle are due and payable in full at any time after December 10, 2005.  In December 2010, we paid down $10,000 of the amount owed leaving a principle balance of $35,000.

•
Riccelli Properties.  Riccelli Properties is owned by our CEO.  The amount of the advances is $16,416.  The advances were made on an oral basis at various times between 2004 and 2009.  The advances are non-interest bearing and there are no repayment terms.

•	Joseph Riccelli. The amount of the loan is $15,000. Interest is 8% for 120 days. The interest is due on demand on July 11, 2010. As of March 11, 2011, $15,000 is still outstanding.

•	Joseph Riccelli. The amount of the loan is $10,000. Interest is 10% for 120 days. The interest is due on demand on January 7, 2011. As of March 11, 2011, $10,000 is still outstanding.

•	Xunjin Hua. The amount of the loan is $40,000. Interest is at 10% for 90 days. The principal and interest is due on demand on November 15, 2009. As of October 31, 2010, the loan has been paid.

•
Frank Riccelli.  The amount of the loan is $15,000.  Interest is at 10% for 90 days.  The principal and interest is due on demand on November 15, 2009.  As of October 31, 2010, the advance has been paid in full.

•
Dr. John V. Bailliet.  The amount of the loan is $10,000.  Interest is at 10% for 90 days.  The principal and interest is due on demand on November 28, 2009.  As of October 31, 2010, the advance has been paid in full.

•
Frank Riccelli.  The amount of the loan is $40,000.  Interest is at 10% for 90 days.  The principal and interest is due on demand on October 20, 2010.  As of October 31, 2010, the advance has been paid in full.

•
Xunjin Hua.  The amount of the loan is $40,000.  Interest is at 10% for 120 days.  The principal and interest is due on demand on December 1, 2010.  As of March 11, 2011, the balance owed on the loan is $22,000.

•
Dr. John V. Bailliet.  The amount of the loan is $20,000.  Interest is at 10% for 90 days.  The principal and interest is due on demand on November 15, 2010.  As of March 11, 2011, the amount has been paid in full.

•	Dr. John V. Bailliet. The amount of the loan is $10,000. Interest is at 10% for 90 days. The principal and interest is due on demand on December 1, 2010. As of March 11, 2011, the loan had been paid.

•	Daryl Zaentz. The amount of the loan is $15,000. Interest is at 10% for 120 days. The principal and interest is due on demand on January 6, 2011. As of March 11, 2011, the loan had been paid.

•	Daryl Zaentz. The amount of the loan is $35,000. Interest is at 10% for 120 days. The principal and interest is due on demand on February 16, 2011. As of March 11, 2011, the loan has been paid.

•
Sol & Tina Waxman Family Foundation.  The amount of the loan is $50,000.  Interest is at 10% for 120 days.  The principal and interest is due on demand on January 28, 2011.  As of March 11, 2011, the loan had been paid.

•
Dr. John V. Bailliet.  The amount of the loan is $20,000.  Interest is at 10% for 90 days.  The principal and interest is due on demand on November 28, 2010.  As of March 11, 2011, the advance has been paid in full.

•	Robert Welde. The amount of the loan is $20,000. Interest is at a rate of 10% for 120 days. The principal and interest is due on December 10, 2010. As of March 11, 2011, the loan had been paid.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a smaller reporting company under SEC Regulation, we are not required to provide this information.

ITEM 8.              FINANCIAL STATEMENTS.

Our audited financial statements may be found beginning on page 31 elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None

ITEM 9A. (T)   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management, including our principal executive/financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of October 31, 2010 and, based on their evaluation, our principal executive/financial officers have concluded that these controls and procedures are ineffective.  During the fourth quarter end October 31, 2010, it was noted that the Company was not able to close the books and records in a timely fashion, hence the delay in filing the Form 10K.  Additionally, a number of adjusting journal entries were needed to be performed to correctly reflect the balances.

Effective March 19, 2008, our Chief Executive Officer temporarily assumed the duties of the Chief Financial Officer.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13-15(f) of the Securities Exchange Act.  Our management determined that our internal control over financial reporting was effective as of October 31, 2010.

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2010, based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2010 and 2009, or subsequent to October 31, 2010, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	61	Chief Executive Officer/Chief Financial Officer/Chairman and Principal Accounting Officer	1 year
Dean P. Kolocouris	40	Director	1 year
Robert D. Monsour	60	Director	1 year
Daniel P. Rains	58	Director	1 year

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

Section 16(a) Beneficial Ownership Reporting Compliance

Mr. Joseph Riccelli, a director and our Chief Executive Officer, sold common stock on March 12, 2010, and filed a Form 4 on March 23, 2010.

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

ITEM 11.            EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli,	2010	$15,000	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Chief Executive
Officer Chairman

Joseph Riccelli,	2009	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
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

DIRECTOR COMPENSATION
Name	Fees Paid Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dean P. Kolocouris	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Robert D. Monsour	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Daniel P. Rains	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Joseph Riccelli	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding reflected in column (a))
	(a)	(b)		(c)

Equity compensation plans approved by security holders	$400,000	$0.42	(2)	$383,000

(1)	The Company has issued an additional 12,000 shares of its stock to various consultants in exchange for past and future services. The weight average price per share was $0.2818.

(2)
Weighted average price was based on the market value of the shares on or about the date the service was performed.  Market value of the price per share ranged from $2.00 to $0.15 per share over the period of time in which the various services were performed.

(3)	All stock that has been issued by the Company out of the equity compensation plan was for the exchange of professional services. No shares were sold for cash.

Use of Proceeds from Registered Securities

Not applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership as of March 1, 2010 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli		9,124,000	Direct	48.7%
	Chief Executive Officer
	Chairman of the Board of Directors	(1)	831,000	Indirect	4.4%
	142 Loire Valley Drive
	Pittsburgh, PA 15209

Common Stock	Robert D. Monsour		- 0 -
	Director
	6131 Saltzburg Road
	Murrysville, PA 15668

Common Stock	Dean P. Kolocouris		52,000	Direct	*
	Director
	120 Timberglen Drive
	Imperial, PA 15126

Common Stock	Daniel P. Rains		75,000	Direct	*
	2509 Wigham Road
	Aliquippa, PA 15001

All Directors and Executive Officers as a Group			10,082,000		53.8%

*	Represents less than one percent.

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

Our officers and directors have the following conflicts of interests:

•
We lease our executive offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli, Sr., for which we pay $700 per month for a total of $8,400 per year and we lease our warehouse space from the brother of our Chief Financial Officer.  We pay $3,200 per month for a total of $38,400 per year.

We have received advances from some of our Executive officers and directors.

•
We received various advances from Riccelli Properties from 2004 through 2009.  We currently owe approximately $74,000 on the advances; there are no written loan documents to evidence these advances.  There is no interest rate on the advances and the advances have no specified repayment terms.

•	During 2010, our Chief Executive Officer loaned the Company a total of $25,000.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2010 and 2009, our current auditors, Louis Plung & Company billed the Company $17,500 and $15,000 for professional services, respectively.

Audit Related Fees
None.

Tax Fees
None.

All Other Fees
None.

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested]**
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Hass outdoors, Inc. and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.5	Note Agreement between Xunjin Hua and Innovative Designs, Inc., dated July 28, 2010.
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005.***
10.7	Change in Terms Agreement between Enterprise Bank and Innovative Designs, Inc. dated June 1, 2006.***
10.8	Agreement by and between Innovative Designs, Inc and James Kearney dated July 28, 2004.***
10.9	Note Agreement between Frank Riccilli and Innovative Designs Inc., dated June 10 2010, principle amount $15,000.
10.10	Note Agreement between Frank Riccilli and Innovative designs Inc., dated June 10, 2010, principle amount $40,000.
10.11	Note agreement between Sol & Tina Waxman Family Foundation and Innovative Designs, Inc., dated September 20, 2010.
10.12	Personal Service Agreement dated May 5, 2005, by and between Innovative Designs, Inc. and William Thomas Mass.****
10.13	Note Agreement between Dr. John V. Bailliet and Innovative Designs dated August 10, 2010.
10.14	Note Agreement between Dr. John V. Bailliet and Innovative Designs Inc., dated August 17, 2010.
10.15	Note Agreement between Dr. John V. Bailliet and Innovative Designs Inc., dated August 24, 2010.
10.16	Note Agreement between Daryl Zaentz and Innovative Designs inc., dated October 22, 2010.
10.17	Note Agreement between Daryl Zaentz and Innovative Designs Inc., dated September 1, 2010.
10.18	Note Agreement between Joseph Riccelli and Innovative Design Inc., dated March 11, 2010.
10.19	Note Agreement between Joseph Riccilli and Innovative designs Inc., dated September 7, 2010.
10.20	Note Agreement between Bob Welde and Innovative Designs Inc., dated July 28, 2010.
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008
***	Previously filed as exhibits to Form 10-K/A filed November 23, 2009
****	Previously filed as exhibits to Form 10-K/A-1 filed January 10, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: March 11, 2011	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2011	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principle
Accounting Officer, and Chairman
of the Board of Directors

Date: March 11, 2011	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: March 11, 2011	by:	/s/ Robert D. Monsour
Robert D. Monsour
Director

Date: March 11, 2011	by:	/s/ Daniel Rains
Daniel Rains
Director

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT
October 31, 2010 and 2009

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
 Innovative Designs, Inc.
 Pittsburgh, Pennsylvania

We have audited the accompanying balance sheets of Innovative Designs, Inc. as of October 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years ended October 31, 2010 and 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Designs, Inc. as of October 31, 2010 and 2009, and the results of its operations, and its cash flows for the years ended October 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Louis Plung & Company, LLP

Pittsburgh, Pennsylvania
March 11, 2011

INNOVATIVE DESIGNS, INC.

BALANCE SHEETS
October 31, 2010 and 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$116,950	$26,872
Accounts receivable	152,207	119,123
Inventory	904,487	811,730
Deposits on inventory	-	123,312
Total current assets	1,173,644	1,081,037

PROPERTY AND EQUIPMENT, NET	1,805	4,642
TOTAL ASSETS	$1,175,449	$1,085,679

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$43,511	$53,983
Current portion of notes payable	280,859	177,029
Accrued interest expense	104,620	98,300
Accounts payable - related party	28,220	28,620
Related party debt	41,416	84,000
Due to shareholders	209,364	214,764
Accrued expenses	896	896
Total current liabilities	708,886	657,692

LONG-TERM LIABILITIES
Long-term portion of notes payable	373,277	388,928
Total long term liabilities	373,277	388,928

TOTAL LIABILITIES	1,082,163	1,046,620

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares authorized, 18,730,743 and 18,703,743 issued and outstanding at October 31, 2010 and 2009, respectively	1,875	1,873
Additional paid in capital	5,643,666	5,638,018
Accumulated deficit	(5,552,255)	(5,600,832)
Total stockholders' equity	93,286	39,059

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,175,449	$1,085,679

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
For the Years Ended October 31, 2010 and 2009

	2010	2009

REVENUE	$1,108,955	$837,224

OPERATING EXPENSES:
Cost of sales	600,139	378,110
Selling, general and administrative expenses	420,768	418,834
	1,020,907	769,944

Income from operations	88,048	40,280

OTHER INCOME AND (EXPENSE):
Other income	258	5,000
Interest expense	(39,729)	(23,280)
	(39,471)	(18,280)

Net income	$48,577	$22,000

Per share information - basic and fully diluted

Weighted Average Shares Outstanding	18,808,542	18,640,135

Net income	.003	.001

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended October 31, 2010 and 2009

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2008	18,455,243	$1,846	$5,565,045	$(5,622,832)	$(55,941)

Shares issued for services	185,500	21	54,779	-	54,800

Shares issued for cash	90,000	9	28,991	-	29,000

Return of shares for non- performance of services	(27,000)	(3)	(10,797)	-	(10,800)

Net income	-	-	-	22,000	22,000

Balance at October 31, 2009	18,703,743	1,873	5,638,018	(5,600,832)	39,059

Shares issued for services	32,000	3	7,397	-	7,400

Return of shares for non- performance of services	(5,000)	(1)	(1,749)	-	(1,750)

Net income	-	-	-	48,577	48,577

Balance at October 31, 2010	18,730,743	$1,875	$5,643,666	$(5,552,255)	$93,286

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
For the Years Ended October 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,577	$22,000
Adjustments to reconcile net income
to cash provided by operating activities:
Common stock issued for services	7,400	54,800
Common stock returned for noncompliance of services	(1,750)	(10,800)
Depreciation	2,837	6,033
Changes in operating assets and liabilities:
Accounts receivable	(33,084)	40,005
Inventory	(218,949)	(79,435)
Allowance for obsolete inventory	126,192	-
Deposits on inventory	123,312	181,688
Customer deposits	-	(9,823)
Accounts payable	(10,472)	(34,906)
Accrued expenses	-	(16,589)
Accrued interest on notes payable	5,820	(19,200)
Net cash provided by operating activities	49,883	133,773

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from shareholder advances	(178,607)	(106,437)
Payment on related party note	(84,000)	(128,000)
Payment of shareholder advances	-	(113,736)
Proceeds from related party	36,016	-
Common stock issued for cash	-	29,000
Proceeds from loan payable to related party	-	84,000
Proceeds from shareholder advances	266,786	105,749
Net cash provided by (used in) financing activities	40,195	(129,424)

Net increase in cash	90,078	4,349

Cash - beginning of period	26,872	22,523
Cash - end of period	$116,950	$26,872

Supplemental cash flow information:

Cash paid for interest	$19,500	$16,480

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Innovative Designs, Inc. (the “Company”), which was incorporated in the State of Delaware on June 25, 2002, markets cold weather recreational and industrial clothing products that are made from INSULTEX, a low density foamed polyethylene, a material with buoyancy, scent block, and thermal resistant properties.  These products are offered and sold by retailers, distributors, and companies throughout the United States, Canada, the Russian Federation and Finland.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.  Revenue is derived from sales of the Company’s recreational products such as artic armor.  Sales of these items are recognized when the items are shipped.  The Company offers a 5 day return policy and no warranty on all of its products.  All sales outside the United States are entered into using the U.S. dollar as its functional currency.  During 2010, the Company took back products from two customers that accounted for $93,070 in revenue.  The Company was not required to accept the return but made a business decision to do so.

Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, accounts receivable, accounts payable and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.  The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Allowance for Bad Debts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2010 and 2009, accordingly, no allowance for doubtful accounts is provided.  If amounts become uncollectible, they will be charged to operations when the determination is made.

Inventory - Inventory consists principally of purchased finished goods.  Inventory is stated at the lower of cost or market on a first-in, first-out basis.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

The Company has decided to discontinue the manufacturing of its hunting and swimming line of apparel.  The Company has booked a reserve against this inventory at October 31, 2010 of approximately $126,000.

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

Impairment of Long-Lived Assets - The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  There was no impairment of long-lived assets during 2010.

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

Net Income Per Common Share - The Company calculates net income per share as required by Statement of Financial Accounting Standards FASB ASC 260, "Earnings per Share."  Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period.  The Company did not compute dilutive earnings per share because there is only one class of stock.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

New Accounting Pronouncements - During 2010 and 2009, various new Accounting Standard Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB).  Management has determined based on their review that the following ASUs issued during 2010 and 2009 may be applicable to the Company.  As new ASUs are released, Management will assess if they are applicable and if they are applicable, their affect will be included in the notes to the financial statements.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes the consolidation guidance applicable to a variable interest entity (VIE”).  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, the guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. ASU 2009-17 was effective for all interim and annual reporting periods that begin after November 15, 2009.  Management has determined that the adoption of this ASU will not have any impact on the financial statements and notes thereto.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 “Fair Value Measurements and Disclosures” that clarifies existing disclosures and requires new disclosures, specifically regarding the separate disclosure of transfers in and out of Levels 1 and 2, as well as, the requirement of a reconciliation for Level 3 fair value measurements purchases, sales, issuances, and settlements on a gross basis.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for the fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Management has determined that the adoption of this ASU will not have an impact on the Company’s notes to the financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In February 2010, the FASB issued ASU 2010- 20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which provides amendments to Topic 310 “Receivables” that requires an entity to provide disclosures that facilitate financial statement users’ evaluation of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  An entity should provide disclosures on a disaggregated basis.  The amendments in this update define two levels of disaggregation – portfolio segment and class of financing receivable.  A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Classes of financing receivables generally are a disaggregation of a portfolio segment.  The amendments in the Update provide additional implementation guidance to determine the appropriate level of disaggregation of information.  Existing disclosures are amended to require an entity to provide additional disclosures about its financing receivables on a disaggregated basis, specifically, a rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period and additional disclosures regarding the credit quality of financing receivables.  For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011.  The Company currently does not have any financing receivables as defined in ASU 2010-20.  Consequently, this ASU is not applicable to the Company.  The Company will continue to monitor its receivables and if any of its receivables are deemed financing receivables, Management will assess the impact of the ASU on the Company’s financial statements and notes thereto.

2.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2010	2009

Equipment	$17,002	$17,002
Furniture and fixtures	11,092	11,092
Leasehold improvements	4,806	4,806
Automobile	10,294	10,294
	43,194	43,194
Less accumulated depreciation	41,389	38,552

	$1,805	$4,642

Depreciation expense for the years ended October 31, 2010 and 2009 was $2,837 and $6,033, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

3.	BORROWINGS

Borrowings at October 31, 2010 and 2009 consisted of the following:

	2010	2009

Related Party Borrowings

Loan Payable - Related party; Riccelli Properties. Loan Payable is non-interest bearing with no payment terms.	$16,416	$74,000

Loan Payable - Joseph Riccelli ; due July 11, 2010; interest is 8% for 120 days.	15,000	-

Loan Payable - Joseph Riccelli ; due January 7, 2011; interest is 10% for 120 days.	10,000	-

Loan Payable - Dean Kolocouris; due December 31, 2009; interest is 10% for 90 days.	-	10,000

Total Related Party Borrowings	$41,416	$84,000

Other Borrowings

Note Payable - James Kearney; interest is flat rate of $8,000; principal and interest due and payable in full at any time after December 10, 2005.	$45,000	$65,000

Note Payable - Redevelopment Authority of Allegheny County; due June 2010; payable in monthly installments of $290. This is a non-interest bearing note.	-	688

Note Payable - U.S. Small Business Administration; due July 2035; payable in monthly installments of $1,820 including interest at 2.9% per annum.	384,136	395,269

Subtotal	$429,136	$460,957

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2010	2009

Subtotal from page 41	$429,136	$460,957

Loan Payable - Xunjin Hua; due November 15, 2009; payable on demand; interest is 10% for 90 days.	-	40,000

Loan Payable - Frank Riccelli; due November 15, 2009; interest is 10% for 90 days.	-	15,000

Loan Payable - Dr. John V. Bailliet; due November 28, 2009; payable on demand; interest is 10% for 90 days.	-	10,000

Loan Payable - Frank Riccelli; due January 20, 2010; interest is 10% for 90 days.	-	40,000

Loan Payable - Xunjin Hua; due December 1, 2010; payable on demand; interest is 10% for 120 days.	40,000	-

Loan Payable - Frank Riccelli; due October 10, 2010; payable on demand; interest is 10% for 120 days.	15,000	-

Loan Payable - Dr. John V. Bailliet; due November 15, 2010; payable on demand; interest is 10% for 90 days.	20,000	-

Loan Payable - Dr. John V. Bailliet; due November 28, 2010; payable on demand; interest is 10% for 90 days.	20,000	-

Loan Payable - Dr. John V. Bailliet; due December 1, 2010; payable on demand; interest is 10% for 90 days.	10,000	-

Loan Payable - Robert Welde; due December 10, 2010; payable on demand; interest is 10% for 120 days.	20,000	-

Loan Payable - Daryl Zaentz; due January 6, 2011; payable on demand; interest is 10% for 120 days.	15,000	-

Subtotal	$569,136	$565,957

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2010	2009

Subtotal from page 42	$569,136	$565,957

Loan Payable - Sol & Tina Waxman Family Foundation; due January 28, 2011; payable on demand; interest is 10% for 120 days.	50,000	-

Loan Payable - Daryl Zaentz; due February 16, 2011; payable on demand; interest is 10% for 120 days.	35,000	-

Total Other Borrowings	654,136	565,957

Total Borrowings	695,552	649,957

Less current portion of Related

Party Borrowings	41,416	84,000

Less current portion of Other Borrowings	280,859	177,029

Total Long-Term Borrowings	$373,277	$388,928

Maturities of debt for the next five years after October 2010 are as follows:

	Related Party	Other
Year Ending October 31,	Borrowings	Borrowings	Total

2011	$41,416	$280,859	$322,275
2012	-	11,178	11,178
2013	-	11,506	11,506
2014	-	11,845	11,845
2015	-	12,193	12,193
2016 and thereafter	-	326,555	326,555

	$41,416	$654,136	$695,552

In July 2005, the Company received a no interest loan with Redevelopment Authority of Allegheny County in the amount of $13,923.  The Company qualified for a loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004.  The loan is to be repaid over a forty-seven month period in equal payments of approximately $290, commencing July 1, 2006.  The loan balance was $688 at October 31, 2009.  During 2010, the remaining loan balance was paid in full.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In July 2005, the Company was approved for a low interest promissory note from the U.S. Business Administration in the amount of $280,100.  The Company qualified for the loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004.  The note bears interest at an annual rate of 2.9%.  Monthly installment payments, including principal and interest, will be $1,186 beginning five months from the date of the promissory note.  The note will be payable over 30 years.  Certain guarantees of collateral were made by the Company’s Chief Executive Officer and shareholder, Joseph Riccelli to service the note.  The Company is to use the loan proceeds to repair or replace the following: approximately $6,200 for machinery and equipment; approximately $80,100 for furniture and fixtures; approximately $148,700 for inventory; and approximately $45,100 for working capital.  The Company has received the full amount of this loan at October 31, 2005. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note still bears an annual interest rate of 2.9% and matures on July 13, 2035.  Monthly payments, including principal and interest, will increase to $1,820 due every month beginning February 13, 2006.  All remaining principal and accrued interest are due and payable on July 13, 2035.  The loan balance was $384,136 and $395,268 at October 31, 2010 and 2009, respectively.

In September 2005, the Company signed a new loan agreement with James Kearney for a note payable.  This new agreement is for a prior note payable of $100,000, dated July 2004, in addition to accrued interest of $62,000.  This note bears interest at a flat rate of $8,000 per quarter (frozen at October 31, 2008).  The principal of $65,000 and interest of $92,000 are payable in full at any time after December 10, 2005.  The principal balance at October 31, 2010 and 2009 was $45,000 and $65,000, respectively.  In December 2010, the Company paid down $10,000 on the amount owed leaving the principal balance at $35,000 as of March 11, 2011.

In August 2009, the Company entered into a loan payable with Xunjin Hua for $40,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 90 days.  The loan balance at October 31, 2009 was $40,000.  During 2010, the loan was paid in full.

In August 2009, the Company entered into a loan payable with Dr. John V. Bailliet for $10,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 90 days.  The loan balance at October 31, 2009 was $10,000.  The full balance of this loan and the interest was paid subsequent to year-end October 31, 2009.

In August 2009, the Company entered into a loan payable with Frank Riccelli for $15,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 90 days.  The loan balance at October 31, 2009 was $15,000.  The full balance of this loan and the interest was paid subsequent to year-end October 31, 2009.

In September 2009, the Company entered into a loan payable with a related party, Dean Kolocouris for $10,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 90 days.  The loan balance at October 31, 2009 was $10,000.  The full balance of this loan and the interest was paid subsequent to year-end October 31, 2009.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In October 2009, the Company entered into a loan payable with Frank Riccelli for $40,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 90 days.  The loan balance at October 31, 2009 was $40,000.  The full balance of this loan and the interest was paid subsequent to year-end October 31, 2009.

In March 2010, the Company entered into a loan payable with Joseph Riccelli for $15,000.  This loan is due on demand, including interest at 8% for 120 days.  The loan balance was $15,000 at October 31, 2010.

In July 2010, the Company entered into a loan payable with Xunjin Hua for $40,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 120 days.  The loan balance at October 31, 2010 was $40,000.  The Company paid down $18,000 on the amount owed leaving the principal balance at $22,000 as of March 11, 2011.

In June 2010, the Company entered into a loan payable with Frank Riccelli for $40,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 120 days.  The loan balance at October 31, 2010 was $15,000.

In July 2010, the Company entered into a loan payable with Joseph Riccelli for $10,000.  This loan is due on demand, including interest at 10% for 120 days.  The loan balance was $10,000 at October 31, 2010.

In August 2010, the Company entered into a loan payable with Dr. John V. Bailliet for $20,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 90 days.  The loan balance at October 31, 2010 was $20,000.  As of March 11, 2011, the loan has been paid.

In August 2010, the Company entered into a loan payable with Dr. John V. Bailliet for $10,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 90 days.  The loan balance at October 31, 2010 was $10,000.  As of March 11, 2011, the loan has been paid.

In September 2010, the Company entered into a loan payable with Daryl Zaentz for $15,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 120 days.  The loan balance at October 31, 2010 was $15,000.  As of March 11, 2011, the loan has been paid.

In October 2010, the Company entered into a loan payable with Daryl Zaentz for $35,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 120 days.  The loan balance at October 31, 2010 was $35,000.  As of March 11, 2011, the loan has been paid.

In August 2010, the Company entered into a loan payable with Dr. John V. Bailliet for $20,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 90 days.  The loan balance at October 31, 2010 was $20,000.  As of March 11, 2011, the loan has been paid.

In September 2010, the Company entered into a loan payable with Sol & Tina Waxman Family Foundation for $50,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 120 days.  As collateral for this loan, our Chief Executive Officer of the Company has pledged 390,000 shares of IVDN stock, in the event the loan is not repaid as stated.  The loan balance at October 31, 2010 was $50,000.  As of March 11, 2011, the loan has been paid.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In July 2010, the Company entered into a loan payable with Robert Welde for $20,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 120 days.  The loan balance at October 31, 2010 was $20,000.  As of March 11, 2011, the loan has been paid.

4.	EXCLUSIVE LICENSING AND MANUFACTURING AGREEMENT

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

5.	CONCENTRATIONS

Earned revenues for the fiscal year ending October 31, 2010 include revenues earned from two major customers.  The two major customers accounted for approximately 22% of total Company earned revenue for the fiscal year ending October 31, 2010.  Open accounts receivable for these two customers at October 31, 2010 accounted for approximately 27% of open accounts receivable at October 31, 2010.  There were no concentration of customers for the fiscal year ending October 31, 2009.

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company.  Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia.

6.	INCOME TAXES

The Company accounts for income taxes under FASB ASC 740, which requires use of the liability method.  FASB ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2010	2009

Income tax provision at the federal statutory rate	34%	34%
Effect of operating losses	34%	34%

	-	-

The Company's deferred tax asset is as follows:

	2010	2009

Deferred tax assets	$28	$2,479
Less: valuation allowance	28	(2,479)

Net deferred taxes	$-	$-

The Company has a net operating loss of approximately $2,919,626 and $2,968,205 at October 31, 2010 and 2009, respectively, which can be carried forward through October 31, 2029.  The principal difference between the net operating loss for book purposes and income tax purposes results from common shares issued for services aggregating of $222,000 and $216,350 at October 31, 2010 and 2009, respectively.

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

7.	COMMITMENTS

The Company currently maintains two offices which are leased pursuant to an oral agreement on a month-to-month basis for approximately $3,900 per month.  For the years ended October 31, 2010 and 2009, rent expense totaled approximately $46,850 and $38,400, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

8.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter	Year
Revenue	$636,676	$118,414	$28,347	$325,518	$1,108,955
Income/(Loss) from operations	414,100	(49,055)	(67,414)	(209,583)	88,048
NET INCOME (LOSS)	$210,678	$ (53,350)	$ (77,880)	$ (30,871)	$48,577
Weighted average shares outstanding	18,646,743	18,646,743	18,727,743	18,787,743	18,808,542
Basic income/(loss) per share	.011	( .003)	( .004)	( .017)	.003

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter	Year
Revenue	$591,164	$57,666	$26,616	$161,778	$837,224
(Loss) from operations	3,228	(51,958)	(141,566)	230,576	40,280
NET INCOME (LOSS)	$ (2,220)	$ (56,418)	$(144,473)	$225,111	$22,000
Weighted average shares outstanding	18,449,910	18,846,743	18,646,743	18,646,743	18,640,135
Basic income/(loss) per share	( .001)	( .003)	( .008)	.012	.001

9.	COMMON STOCK

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

On October 7, 2010, we issued 20,000 shares of our common stock for professional services for $.25 per share or $5,000.  The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through March 11, 2011, which is the date the financial statements were available to be issued.  During our evaluation no subsequent event items were identified.

Page Intentionally Left Blank