Form 10-Q
period 2011-01-31
INNOVATIVE DESIGNS INC
filed 2011-03-17
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2011

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

YES   ☒           NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting Company“ in Rule 12b-2 of the Exchange Act.

(Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐   NO ☒

As of March 15, 2011, there were 18,730,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:     YES ☐    NO  ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2011

	Part I -- Financial Information	Page No.

Item 1.	Condensed Financial Statements (unaudited)

	Condensed Balance Sheets at January 31, 2011 (Unaudited) and October 31, 2010	1

	Condensed Statements of Operations for the Three Months Ended January 31, 2011 and 2010	2

	Condensed Statement of Changes in Stockholders’ Equity at January 31, 2011 and October 31, 2010	3

	Condensed Statements of Cash Flows for the Three Months Ended January 31, 2011 and 2010	4

	Notes to Condensed Financial Statements	5 - 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 - 9

Item T.	Controls and Procedures	9

	Part II -- Other Information

Item 6.	Exhibits	10 - 14

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
January 31, 2011 (Unaudited) and October 31, 2010

ASSETS

	2011	2010

CURRENT ASSETS:
Cash	$213,896	$116,950
Accounts receivable	269,279	152,207
Inventory - net of obsolete inventory reserve of $126,192	553,222	904,487
Deposits on inventory	120,244	-
Total current assets	1,156,641	1,173,644

PROPERTY AND EQUIPMENT, NET	1,670	1,805
TOTAL ASSETS	$1,158,311	$1,175,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$51,489	$43,511
Current portion of notes payable	108,859	280,859
Accrued interest expense	100,701	104,620
Accounts payable - related party	28,220	28,220
Related party debt	23,416	41,416
Due to shareholders	180,364	209,364
Accrued expenses	812	896
Total current liabilities	493,861	708,886

LONG-TERM LIABILITIES
Long-term portion of notes payable	371,224	373,277
Total long term liabilities	371,224	373,277

TOTAL LIABILITIES	865,085	1,082,163

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000
shares authorized, 18,730,743 and 18,703,743
issued and outstanding	1,875	1,875
Additional paid in capital	5,643,667	5,643,666
Accumulated deficit	(5,352,316)	(5,552,255)
Total stockholders' equity	293,226	93,286

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,158,311	$1,175,449

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	January 31, 2011	January 31, 2010

REVENUE	$681,009	$636,676

OPERATING EXPENSES:
Cost of sales	299,297	264,572
Selling, general and
administrative expenses	159,371	149,528
	458,668	414,100

Income from operations	222,341	222,576

INTEREST EXPENSE	(22,401)	(11,898)

Net income	$199,940	$210,678

Per share information -
basic and fully diluted

Weighted Average
Shares Outstanding	18,722,743	18,646,743

Net income per share	.011	.011

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
January 31, 2011 (Unaudited) and October 31, 2010

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2009	18,703,743	$1,873	$5,638,018	$(5,600,832)	$39,059

Shares issued for services	32,000	3	7,397	-	7,400

Return of shares for non-performance of services	(5,000)	(1)	(1,749)	-	(1,750)

Net income	-	-	-	48,577	48,577

Balance at October 31, 2010	18,730,743	1,875	5,643,666	(5,552,255)	93,286

Net income	-	-	-	199,940	199,940

Balance at January 31, 2011	18,730,743	$1,875	$5,643,666	$(5,352,315)	$293,226

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Unaudited)

	For the Three Months Ended
	January 31, 2011	January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$199,940	$210,678
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	135	3,240
Changes in operating assets and liabilities:
Accounts receivable	(117,072)	(75,444)
Inventory	351,265	181,308
Deposit on inventory	(120,244)	(13,446)
Accounts payable	7,978	7,420
Accrued interest expense	(3,919)	(4,800)
Accrued expenses	(84)	-
Net cash provided by operating activities	317,999	308,956

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(174,053)	(88,253)
Payment on related party debt	(47,000)	(21,000)
Payment of shareholder advances	-	(8,400)
Net cash used in financing activities	(221,053)	(117,653)

Net increase in cash	$96,946	$191,303

Cash - beginning of year	$116,950	$26,872
Cash - end of period	$213,896	$218,175

Supplemental cash flow information:

Cash paid for interest	$26,320	$11,898

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the Three Month Period Ended January 31, 2011

1.         BASIS OF PRESENTATION - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending October 31, 2011 or any future period.

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
For the Three Month Period Ended January 31, 2011

4.         INCOME TAXES

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

5.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through March 17, 2011, which is the date financial statements were available to be issued.  During the evaluation no subsequent event items were identified by the Company.

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2011

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we or “our”) was formed on June 25, 2002.  We market and sell clothing products such as outdoor apparel, and cold weather gear called “Artic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant proprieties.  We obtain INSULTEX through a license agreement with the owner and manufacturer of the material.  Since our formation we have devoted our efforts to:

•	Completing the development, design and prototypes of our products,
•	Obtaining retail stores or sales agents to offer and sell our products, and
•	Developing our website to sell more of our products.

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2011

Results of Operations

Comparison of the Three Months Ended January 31, 2011 with the Three Months Ended January 31, 2010.

Revenues

The following table shows a comparison of the results of operations between the three months ended January 31, 2011 and three months ended January 31, 2010:

	Three Months Ended January 31, 2011	% of Sales	Three Months Ended January 31, 2010	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$681,009	100%	$636,676	100%	$44,333	6.7%

OPERATING EXPENSES
Cost of sales	299,297	43.9%	264,572	41.6%	34,725	13.1%
Selling, general and administrative expenses	159,371	23.4%	149,528	23.5%	9,843	6.6%
Income from operations	222,341	32.6%	414,100	65.0%	(191,759)	(46.3)%

INTEREST EXPENSE	(22,401)	(3.3)%	(11,898)	(1.9)%	(10,503)	(88.3)%

Net income	$199,940	29.4%	$210,678	33.1%	$(10,738)	(10,738)%

Revenues for the quarter ended January 31, 2011, were $681,009 compared to revenues of $636,676 for the quarter ended January 31, 2010.  The increase was a result of more retailers being added that sell our Artic Armour product line.  Nearly all of our revenue for the period was from the Artic Armour product line.

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2011
Liquidity and Capital Recourses

During the quarter ended January 31, 2011, we funded our operations from revenues from sales.

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

ITEM 3. QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKEY RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4 T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting.  Effective March 19, 2008, our Chief Executive Officer temporarily assumed the duties of our Chief Financial Officer.  As of the date of filing this Form 10-Q, the Chief Executive Officer continues these duties.  During the second quarter of 2009, the Company hired an outside Certified Public Accountant to analyze and prepare the books and records on a quarterly basis.  During the fourth quarter and December 31, 2010, it was noted that the Company was not able to close the books and records in a timely fashion hence the delay in the Form 10K.  However, only immaterial reclassifications were made during the first quarter of 2011.

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

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2011

PART II

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By Law

31.1	Rule 13a - 14a Certification of Chief Executive Office and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2011

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc. Registrant

Date: March 17, 2011	By:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer