Form 10-Q
period 2011-04-30
INNOVATIVE DESIGNS INC
filed 2011-06-14
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2011

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

YES   ☒           NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posited on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  YES   ☒  NO   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

(Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES   ☐    NO   ☒

As of June 14, 2011, there were 18,775,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:       YES   ☐  NO   ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2011

		Page No.
Part I — Financial Information

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets at April 30, 2011 (Unaudited)
	and October 31, 2010	1

	Condensed Statements of Operations for the Three Months Ended
	April 30, 2011 and 2010, Six Months Ended April 30, 2011 and 2010	2

	Condensed Statement of Changes in Stockholders’ Equity at
	April 30, 2011 (Unaudited) and October 31, 2010	3

	Condensed Statements of Cash Flows for the Six Months
	Ended April 30, 2011 and 2010	4

	Notes to Condensed Financial Statements	5 - 6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	7 - 10

Item T.	Controls and Procedures	10

Part II — Other Information

Item 6.	Exhibits	11

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
April 30, 2011 (Unaudited) and October 31, 2010

	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$103,112	$116,950
Accounts receivable	43,491	152,207
Inventory - net of obsolete inventory reserve of $126,192	543,486	904,487
Deposits on inventory	173,528	-
Total current assets	863,617	1,173,644

PROPERTY AND EQUIPMENT, NET	1,536	1,805

TOTAL ASSETS	$865,153	$1,175,449

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$40,912	$43,511
Current portion of notes payable	35,859	280,859
Accrued interest expense	92,464	104,620
Accounts payable - related party	28,220	28,220
Related party debt	3,916	41,416
Shareholders advances	146,964	209,364
Accrued expenses	1,015	896
Total current liabilities	349,350	708,886

LONG-TERM LIABILITIES
Long-term portion of notes payable	367,729	373,277
Total long term liabilities	367,729	373,277

TOTAL LIABILITIES	717,079	1,082,163

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 18,775,743 and 18,730,743 issued and
outstanding	1,880	1,875
Additional paid in capital	5,648,161	5,643,666
Accumulated deficit	(5,501,967)	(5,552,255)
Total stockholders' equity	148,074	93,286

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$865,153	$1,175,449

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2011 and 2010, Six Months Ended April 30, 2011 and 2010
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010

REVENUE - NET	$34,161	$118,414	$715,170	$755,090

OPERATING EXPENSES:
Cost of sales	29,826	59,591	329,123	324,163
Selling, general and administrative expenses	144,369	107,878	303,740	257,402
	174,195	167,469	632,863	581,565

(Loss)/income from operations	(140,034)	(49,055)	82,307	173,525

OTHER EXPENSE:
Interest expense	(9,617)	(4,295)	(32,019)	(16,193)
Total other expense	(9,617)	(4,295)	(32,019)	(16,193)

Net income/(loss) before income taxes	(149,651)	(53,350)	50,288	157,332
Income taxes	-	-	-	-

NET (LOSS)/INCOME	$(149,651)	$(53,350)	$50,288	$157,332

Weighted Average Shares Outstanding	18,722,743	18,646,743	18,722,743	18,425,802

Net income/(loss) per share	$(.008)	$(.003)	$.003	$.009

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
April 30, 2011 (Unaudited) and October 31, 2010

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance at October 31, 2009	18,703,743	$1,873	$5,638,018	$(5,600,832)	$39,059

Shares issued for services	32,000	3	7,397	-	7,400

Return of shares for non-performance of services	(5,000)	(1)	(1,749)	-	(1,750)

Net income	-	-	-	48,577	48,577

Balance at October 31, 2010	18,730,743	1,875	5,643,666	(5,552,255)	93,286

Shares issued for services	45,000	5	4,495	-	4,500

Net income	-	-	-	50,288	50,288

Balance at April 30, 2011	18,775,743	$1,880	$5,648,161	$(5,501,967)	$148,074

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
(Unaudited)

	For the Six Months Ended
	April 30, 2011	April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,288	$157,332
Adjustments to reconcile net income to cash provided by operating activities:
Common stock issued for services	4,500	-
Depreciation	269	3,830
Changes in operating assets and liabilities:
Accounts receivable	108,716	57,876
Inventory	361,001	291,726
Deposits on inventory	(173,528)	(231,605)
Accounts payable	(2,599)	(21,382)
Accrued expenses	119	-
Accrued interest on notes payable	(12,156)	(6,800)
Net cash provided by operating activities	336,610	250,977

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(250,548)	(130,836)
Payment on note payable - related party	(37,500)	(29,000)
Payment of shareholder advances	(62,400)	(8,400)
Net cash used in financing activities	(350,448)	(168,236)

Net (decrease)/increase in cash	$(13,838)	$82,741

Cash - beginning of year	$116,950	$26,872
Cash - end of period	$103,112	$109,613

Supplemental cash flow information:

Cash paid for interest	$16,923	$16,193

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2011

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
April 30, 2011

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

The Company will continue to evaluate its income tax obligation throughout the year and will record a tax provision when it is necessary.

5.	COMMON STOCK

On April 11, 2011, the Company issued 25,000 shares of our stock to Ashley Kane for professional services.  The shares issued to Ashley Kane were valued at $.10 a share or an aggregate price of $2,500.  We believe that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On April 11, 2011, the Company issued 20,000 shares of our stock to Gregory Domion for professional services.  The shares issued to Gregory Domion were valued at $.10 a share or an aggregate price of $4,000.  We believe that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

6.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through June 14, 2011, which is the date financial statements were available to be issued.  During the evaluation no subsequent event items were identified by the Company.

INNOVATIVE DESIGNS, INC.

April 30, 2011

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

INNOVATIVE DESIGNS, INC.

April 30, 2011

Results of Operations

Comparison of the Three Months Ended April 30, 2011 with the Three Months Ended April 30, 2010.

Revenues

The following table shows a comparison of the results of operations between the three months ended April 30, 2011 and three months ended April 30, 2010:

	Three Months Ended April 30, 2011	% of Sales	Three Months Ended April 30, 2010	% of Sales	$ Increase (Decrease)	% Change
REVENUE - NET	$34,161	100%	$118,414	100%	$(84,253)	(71.2)%

OPERATING EXPENSES
Cost of sales	29,826	78.6%	59,591	50.3%	(29,765)	(50)%
Selling, general and administrative expenses	144,369	380.4%	107,878	91.1%	36,491	33.8%
	174,195	380.4%	167,469	141.4%	6,726	4.0%
Loss from operations	(140,034)	(409.9)%	(49,055)	(41.4)%	(90,979)	(185.5)%

OTHER EXPENSE
INTEREST EXPENSE	(9,617)	25.3%	(4,295)	(3.6)%	(5,322)	(123.9)%
	(9,617)	25.3%	(4,295)	(3.6)%	(5,322)	(123.9)%

Net (loss)/income	$(149,651)	(438.1)%	$(53,350)	(45.1)%	$(96,301)	(180.5)%

Three Months Ended April 30, 2011 and 2010.

Revenues for the quarter ended April 30, 2011, were $34,161 compared to revenues of $118,414 for the quarter ended April 30, 2010.  The decrease was partially attributable to the fact that during the quarter ended April, 30, 2010, we has just entered the Alaskan market which accounted for a surge in orders for our cold weather products.  Our revenue for the period was also affected by a sales return of approximately $14,000 that was a result of a double shipment.  Nearly all of our revenue for the period was from our Arctic Armor product line.

INNOVATIVE DESIGNS, INC.

April 30, 2011

The following table shows a comparison of the results of operations between the six months ended April 30, 2011 and six months ended April 30, 2010:

	Six Months Ended April 30, 2011	% of Sales	Six Months Ended April 30, 2010	% of Sales	$ Increase (Decrease)	% Change
REVENUE - NET	$715,170	100%	$755,090	100%	$(39,920)	(5.3)%

OPERATING EXPENSES
Cost of sales	329,123	45.8%	324,163	42.9%	4,960	1.5%
Selling, general and administrative expenses	303,740	42.2%	257,402	34.1%	46,338	18.0%
	632,863	88.0%	581,565	77.0%	51,298	8.8%
Income from operations	82,307	12.0%	173,525	23.0%	(91,218)	(52.6)%

OTHER EXPENSE
INTEREST INCOME (EXPENSE)	(32,019)	(4.5)%	(16,193)	(2.1)%	(15,826)	(97.7)%
	(32,019)	(4.5)%	(16,193)	(2.1)%	(15,826)	(97.7)%

Net income	$50,288	7.5%	$157,332	20.8%	$(107,044)	(68.0)%

Revenue for the six months ended April 30, 2011, was $715,170 compared to revenues of $755,090 for the six months ended April 30, 2011.  The decrease is a result, in part, of the fact that during 2010, we had just entered the Alaskan market.  This resulted in a surge in orders.  The third quarter is historically a slow period given the cold weather nature of our main product line.

INNOVATIVE DESIGNS, INC.

April 30, 2011

Liquidity and Capital Resources

During the quarter ended April 30, 2011, we funded our operations with revenues from sales.  We will continue to fund operations from revenues and borrowings and the possible sale of securities.  Our ability to obtain outside funding of either debt or equity is being adversely affected in part, by the general inability to obtain commercial lending.

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

ITEM T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting.  Effective March 19, 2008, our Chief Executive Officer temporarily assumed the duties of our Chief Financial Officer.  As of the date of filing this Form 10-Q, the Chief Executive Officer continues these duties.  During the second quarter of 2009, the Company hired an outside Certified Public Accountant to analyze and prepare the books and records on a quarterly basis.  As such, only immaterial reclassifications were made during the first and second quarter of 2011.

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

INNOVATIVE DESIGNS, INC.

April 30, 2011

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

Innovative Designs, Inc.
Registrant

Date: June 14, 2011	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer