Form 10-Q
period 2011-07-31
INNOVATIVE DESIGNS INC
filed 2011-09-13
CIK 1190370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2011

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

YES   ☒      NO   ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T during the proceeding 12 months (or such shorter period that the registrant was required to submit and post such files).  YES  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

(Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of September 9, 2011, there were 18,775,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2011

		Page No.

Part I — Financial Information

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets at July 31, 2011 (Unaudited) and October 31, 2010	1

	Condensed Statements of Operations for the Three Months Ended July 31, 2011 and 2010, Nine Months Ended July 31, 2011 and 2010	2

	Condensed Statements of Stockholders’ Equity at July 31, 2011 (Unaudited) and October 31, 2010	3

	Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2011 and 2010	4

	Notes to Condensed Financial Statements	5 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

Item 4 T.	Controls and Procedures	11

Part II — Other Information

Item 6.	Exhibits	12 - 15

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
July 31, 2011 (Unaudited) and October 31, 2010

	2011	2010

ASSETS

CURRENT ASSETS:
Cash	$18,999	$116,950
Accounts receivable	33,893	152,207
Inventory - net of obsolete inventory reserve of $138,811 and $126,192, respectively	550,997	904,487
Deposits on inventory	238,807	-
Total current assets	842,696	1,173,644

PROPERTY AND EQUIPMENT - NET	1,400	1,805

TOTAL ASSETS	$844,096	$1,175,449

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,810	$43,511
Current portion of notes payable	115,859	280,859
Accrued interest expense	94,251	104,620
Accounts payable - related party	28,220	28,220
Related party debt	2,416	41,416
Shareholders advances	126,464	209,364
Accrued expenses	1,015	896
Total current liabilities	397,035	708,886

LONG-TERM LIABILITIES:
Long-term portion of notes payable	366,615	373,277
Total long term liabilities	366,615	373,277

TOTAL LIABILITIES	763,650	1,082,163

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 100,000,000 shares authorized
Common stock, $.0001 par value, 500,000,000 shares
authorized, 18,775,743 and 18,730,743 shares
issued and outstanding	1,880	1,875
Additional paid in capital	5,648,161	5,643,666
Accumulated deficit	(5,569,595)	(5,552,255)
Total stockholders' equity	80,446	93,286

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$844,096	$1,175,449

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
Three Months Ended July 31, 2011 and 2010, Nine Months Ended July 31, 2011 and 2010
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010

REVENUE	$38,961	$28,347	$754,131	$783,437

OPERATING EXPENSES:
Cost of sales	31,843	12,703	360,966	336,866
Selling, general and administrative expenses	73,023	83,058	376,763	340,460
	104,866	95,761	737,729	677,326

(Loss)/income from operations	(65,905)	(67,414)	16,402	106,111

OTHER (EXPENSE)/INCOME:
Interest income	-	255	-	255
Interest expense	(6,723)	(10,721)	(38,742)	(26,915)
Gain on disposal of assets	5,000	-	5,000	-
Total other (expense)/income	(1,723)	(10,466)	(33,742)	(26,660)

Net (loss)/income before income taxes	(67,628)	(77,880)	(17,340)	79,451
Income taxes	-	-	-	-

NET (LOSS)/INCOME	$(67,628)	$(77,880)	$(17,340)	$79,451

Weighted Average Shares Outstanding	18,710,743	18,727,743	18,590,978	18,503,801

Net income/(loss) per share	$(.004)	$(.004)	$(.001)	$.004

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
July 31, 2011 (Unaudited) and October 31, 2010

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Retained Deficit	Total

Balance at October 31, 2009	18,703,743	$1,873	$5,638,018	$(5,600,832)	$39,059

Shares issued for services	32,000	3	7,397	-	7,400

Return of shares for non-performance of services	(5,000)	(1)	(1,749)	-	(1,750)

Net income	-	-	-	48,577	48,577

Balance at October 31, 2010	18,730,743	1,875	5,643,666	(5,552,255)	93,286

Shares issued for services	45,000	5	4,495	-	4,500

Net loss	-	-	-	(17,340)	(17,340)

Balance at July 31, 2011	18,775,743	$1,880	$5,648,161	$(5,569,595)	$80,446

The accompanying notes are an integral part of these financial statements.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW
For Nine Months Ended July 31, 2011 and 2010
(Unaudited)

	For the Nine Months Ended
	July 31, 2011	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(17,340)	$79,451
Adjustments to reconcile net (loss)/income to cash provided by operating activities:
Common stock issued for services	4,500	2,400
Depreciation	405	3,830
Gain on sale of assets	(5,000)	-
Allowance for obsolete inventory	12,619	-
Changes in operating assets and liabilities:		-
Accounts receivable	118,314	91,074
Inventory	340,871	(124,226)
Deposits on inventory	(238,807)	36,454
Accounts payable	(14,701)	(18,521)
Accrued expenses	119	(896)
Accrued interest on notes payable	(10,369)	(4,112)
Net cash provided by operating activities	190,611	65,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	5,000	-
Net cash provided by financing activities	5,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(251,662)	(134,241)
Payment on note payable - related party	(39,000)	(36,700)
Proceeds from notes payable	80,000	115,000
Payment of shareholder advances	(82,900)	(8,400)
Net cash used in financing activities	(293,562)	(64,341)

Net increase/(decrease) in cash	$(97,951)	$1,113

Cash - beginning of year	$116,950	$26,872
Cash - end of period	$18,999	$27,985

Supplemental cash flow information:

Cash paid for interest	$38,742	$16,193

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

July 31, 2011

1.	BASIS OF PRESENTATION - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending October 31, 2011 or any future period.

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

INNOVATIVE DESIGNS, INC.

July 31, 2011

4.	INVENTORY

Inventory consists principally of purchased finished goods.  Inventory is stated at the lower of cost or market on a first-in, first-out basis.  The Company has decided to discontinue the manufacturing of its hunting and swimming line of apparel.  The Company has booked a reserve against this inventory at October 31, 2010 of approximately $126,000.  Based on the company’s review of inventory, the Company increased the reserve to $138,811.

5.	DEPOSITS

The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia.  The Company will send deposits to the manufacturer for future production of the apparel.  The Company had $238,807 of deposits on the current production of apparel.

6.	INCOME TAXES

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

The Company will continue to evaluate its income tax obligation throughout the year and will record a tax provision when it is necessary.

7.	COMMON STOCK

During the nine months ended July 31, 2011, the Company issued 45,000 shares of its common stock in exchange for services for a price per share of $.10 per share.

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

On April 11, 2011, the Company issued 20,000 shares of our stock to Gregory Domion for professional services.  The shares issued to Gregory Domion were valued at $.10 a share or an aggregate price of $2,000.  We believe that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale.  We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

8.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased merchandise.  The shipping and handling costs are billed back to the customer through the billing invoice.  The shipping handling cost was $3,491 for the quarter ending July 31, 2011 and $62,010 for the nine months ending July 31, 2011.  These costs are included in selling, general and administrative expenses.

INNOVATIVE DESIGNS, INC.

July 31, 2011

9.	SUBSEQUENT EVENTS [Update]

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through September 9, 2011, which is the date financial statements were available to be issued.  During the evaluation no subsequent event items were identified by the Company.

INNOVATIVE DESIGNS, INC.

July 31, 2011

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of Innovative Designs, Inc., may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used in this report, the words “believes,” “expects,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements.  Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities and our overall business plan.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements.  These statements are based on current expectations and speak only as of the date of such statements.  We undertake no obligations to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002.  We market and sell clothing products such as  hunting apparel, and cold weather gear called “Artic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant proprieties.  We obtain INSULTEX through a license agreement with the owner and manufacturer of the material.  Since our formation we have devoted our efforts to:

•	Completing the development, design and prototypes of our products,
•	Obtaining retail stores or sales agents to offer and sell our products, and
•	Developing our website to sell more of our products.

INNOVATIVE DESIGNS, INC.

July 31, 2011

Results of Operations

Comparison of the Three Months Ended July 31, 2011 with the Three Months Ended July 31, 2010.

Revenues

The following table shows a comparison of the results of operations between the three months ended July 31, 2011 and three months ended July 31, 2010:

	Three Months Ended July 31, 2011	% of Sales	Three Months Ended July 31, 2010	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$38,961	100.0%	$28,347	100.0%	$10,614	37.4%

OPERATING EXPENSES
Cost of sales	31,843	81.7%	12,703	44.8%	19,140	150.7%
Selling, general and administrative expenses	73,023	187.4%	83,058	293.0%	(10,035)	(12.1)%
	104,866	269.2%	95,761	337.8%	9,105	9.5%
Loss from operations	(65,905)	(169.2)%	(67,414)	(237.8)%	1,509	2.2%

OTHER (EXPENSE)/INCOME
Interest income	-	-	255	.9%	(255)	(100.0)%
Interest (expense)	(6,723)	(17.3)%	(10,721)	(37.8)%	3,998	37.3%
Gain on disposal of assets	5,000	12.8%	-	-	5,000	100.0%
	(1,723)	(4.4)%	(10,466)	(36.9)%	8,743	83.5%

Net loss	$(67,628)	(173.6)%	$(77,880)	(274.7)%	$10,252	13.2%

Three Months Ended July 31, 2011 and 2010

Revenues for the quarter ended July 31, 2011 were $38,961 compared to revenues of $28,347 for the quarter ended July 31, 2010.  The increase in revenue is attributable to the vagrancies of the order placing process.  Of the total revenue for the period, approximately $4,900 was for raw ISULTEX material with the balance from our Arctic Armor line of products.  Approximately $12,600 include in the cost of sale is attributable to reserve for obsolete inventory.  The obsolete inventory reserve relates primarily to our swimwear and hunting lines.  We may have to take additional reserve against this inventory in the fourth quarter depending upon Management’s assessment, which will have the effect of increasing our cost of sales for the period.  The third quarter is a historically slow period given the cold weather nature of our main product line.

Our Early Order Booking program (“EOB”) has concluded for the season and we have approximately $300,000 in EOB orders.  The EOB program offers customers who indicated their intention to place purchase orders with us for products with free shipping and favorable payment terms.  The EOB program does not require any deposit nor does it require the participant to actually place a purchase order.  Some of our major retailer customers do not take advantage of the EOB program.

INNOVATIVE DESIGNS, INC.

July 31, 2011

We are offering several new products for the upcoming season.  First is an Arctic Armor jacket without a hood, a new color combo of black and gold for our jacket and a separate hood.  We continue to work on making our House Wrap product commercially available.

The following table shows a comparison of the results of operations between the nine months ended July 31, 2011 and nine months ended July 31, 2010.

	Nine Months Ended July 31, 2011	% of Sales	Nine Months Ended July 31, 2010	% of Sales	$ Increase (Decrease)	% Change
REVENUE	$754,131	100.0%	$783,437	100.0%	$(29,306)	(3.7)%

OPERATING EXPENSES
Cost of sales	360,966	47.9%	336,866	43.0%	24,100	7.2%
Selling, general and administrative expenses	376,763	50.0%	340,460	43.5%	36,303	10.7%
	737,729	97.8%	677,326	86.5%	60,403	8.9%
Income from operations	16,402	2.2%	106,110	13.5%	(89,708)	(84.5)%

OTHER (EXPENSE)/INCOME
Interest income	-	-	255	.03%	(255)	(100.0)%
Interest (expense)	(38,742)	(5.1)%	(26,915)	(3.4)%	(11,827)	(43.9)%
Gain on disposal of assets	5,000	.7%	-	-	5,000	100.0%
	(33,742)	(4.5)%	(26,660)	(3.4)%	(7,082)	(26.6)%

Net (loss)/income	$(17,430)	(2.3)%	$79,450	10.1%	$(96,880)	(121.9)%

Nine Months Ended July 31, 2011 and 2010

Revenues for the nine months ended July 32, 2011; $754,131 compared to revenues of $783,437 for the nine months ended July 31, 2010.  The decrease is attributable, in part, to the fact that in 2010, we entered the Alaska market which resulted in a surge in orders.

Liquidity and Capital Resources.

During the quarter ended July 31, 2011, we funded our operations with revenues from sales and from private borrowings of approximately $80,000.  We will continue to fund operations from revenues and borrowings and the possible sale of securities.  Our ability to obtain outside funding of either debt or equity is being adversely affected in part, by the general inability to obtain commercial lending.

Short Term: We funded our operations with revenues from sales and from private borrowings.  The financial institution has restricted the amounts we can borrow on our lines of credit and they will not increase our borrowing capacity on the lines of credit.  The Company continues to pay its creditors when payments are due. and has been successful in expanding its sales base.

INNOVATIVE DESIGNS, INC.

July 31, 2011

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

INNOVATIVE DESIGNS, INC.

July 31, 2011

PART II

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By Laws

31.1 Rules 13a–14(a)) Certification of Chief Executive Office and Chief Financial Officer

10.1	Note Agreement between Sol & Tina Waxman Family Foundation and Innovative Designs, Inc. dated June 5, 2011

10.2	Note Agreement between Corinthian Development, LLC and Innovative Designs, Inc. dated July 15, 2011

10.3	Note Agreement between Frank Riccelli and Innovative Designs, Inc. dated July 25, 2011

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following materials from Innovative Design, Inc.’s Quarterly Report on Form 10-Q for the quarter ending July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Cash Flow, and (iv) related notes to those financial statements, tags as blocks of text.

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: September 9, 2011	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer