Form 10-K
period 2011-10-31
INNOVATIVE DESIGNS INC
filed 2012-02-13
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934.
For the fiscal year ended October 31, 2011

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

                     ☐  Yes    ☒  No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K (sec. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $1,039,149.

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer based on the closing price of $0.10 on January 23, 2012, as reported by the NASDAQ Over-The Counter Bulletin Board was $873,874.

The number of shares of the issuer’s common stock outstanding, as of January 23, 2012, was 18,775,743.

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

We offer the following products containing INSULTEX:

•	Floating Swimwear: Product under our product name "Swimeez". Our swimwear is designed to be a swim aid. The interior lining of our swimwear product is made from INSULTEX, which enhances floatability. This product was discontinued during 2010 and we are only selling from our existing inventory.

•	Hunting Apparel Line: Our hunting apparel provides almost total block from odors provided by the INSULTEX material. This product was discontinued during 2010 and we are only selling from our existing inventory.

•	Arctic Armor Line: The Arctic Armor line, introduced in April of 2006, consists of a jacket, bib and gloves. The suit contains 3 layers of INSULTEX for uncompromised warmth and provides the user with guaranteed buoyancy. The gloves contain a single layer of INSULTEX and are windproof, waterproof and good to sub-zero temperatures as are the jacket and bibs.

•	House Wrap: Our house wrap product is designed for the building construction industry. This product, made from INSULTEX, will provide barrier protection plus moisture vapor transmission and approximately R2 insulation.

•	INSULTEX Material: We sell INSULTEX material in bulk to non-competing customers.

We also offer a product that helps restore the waterproof character of the outer side of our Arctic Armor clothing. In addition, we offer cold weather headgear and a base insulation clothing product.

Our products containing INSULTEX are manufactured, under agreement, at a facility we currently utilize in Indonesia. We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes and (b) although we used the services of our Chief Executive Officer and Vice President of Sales and Marketing for these purposes, their efforts are part of their normal responsibilities. We purchase our gloves from a U.S. based company.

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

The Jordan Agreement.

In April 2008, we entered into a licensed agreement with Jordan Outdoor Enterprises, Ltd. for the use of their REAL TREE and ADVANTAGE trademarked artistic camouflage designs. We may use the designs in our hooded jacket, insulated bibs and waterproof/breathable gloves. We must submit all samples of proposed products for preapproval as well as all catalog, advertising, display or promotional copy. Official hangtags or stickers must be affixed to all covered products. All fabrics with the authorized patterns must be purchased from an authorized fabric source. The term of the agreement is for five years with the licensor having the right to terminate the agreement upon thirty days notice. We paid a $500 execution fee.

Arctic Armor Line

Our Arctic Armor line products are intended for use by the following consumer groups that are in the Company’s target market for these products:

•	Ice fisherman
•	Snowmobilers
•	Utility workers
•	Oil/gas pipeline workers
•	Railroad workers
•	Construction workers
•	Ski resort workers; and
•	Police and First Responders.

House Wrap

In early January 2008, we announced that we had completed our research and development effort on a new use for INSULTEX as a house wrap for the building construction industry. This house wrap will provide barrier protection plus moisture vapor transmission and the novel feature of approximately R2 insulation. The house wrap was designed specifically to add enhanced insulating characteristics. In addition the house wrap will be priced competitively with existing house wraps that do not provide any insulation. The development efforts were conducted by our own personnel and outside consultant. The testing phase has been completed and the product was found to be up to code and we are now offering it for sale.

Website and Retailers

We sell both wholesale and retail products on our web site. Our web site, located at www.idigear.com, contains information on our products, technical information on INSULTEX insulation, e-commerce capabilities with "shopping cart", wholesaler information and order forms, company contact information, and links to retailers that carry our products. We have obtained the services of BA Web Productions who assists us in designing and continually developing our website. Our web site features a "wholesaler only" area, allowing our wholesalers access to information, ordering, and reordering. The web site is hosted by Real Pro Data. The secure payment gateway provider for our online e-commerce is First Data. Our products are offered and sold by retailers, distributors and through our web site in all states, Canada, the Russian Federation and Finland. Except for products sold through our web site others who purchase our products do so at wholesale prices which they plan to sell at their retail prices, or use within their industry:

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

A typical sales representative agreement will have a term of one year with the right of either party to terminate upon thirty days written notice. We do not provide any free samples of our products and all sales expenses are the sole obligation of the sales agent. In the case of our agreement for the Russian and Finland Federation, the agent is required to prepay for all products ordered. During the last fiscal year we did not sell any products to this agent.

Certain retailers buy directly from us. We have no verbal or written agreements with them. These retailers purchase our products strictly on a purchase order basis. During our last fiscal year, we sold our products to such retailers as Gander Mountain, Scheels, and Frank’s Great Outdoors. Some of our distributors during the last fiscal year were Big Rock Sports, Triple S Pro Fishing Supplies, Thomas Industries and Cannon Tackle. We distribute our products to the following:

Swimeez Products

We distribute our Swimeez products through our web site.

Hunting Apparel Line

We distribute our hunting apparel through our web site.

Our hunting apparel consists of a six pocket pants, 1/2 zip pullover jacket with collar, parka jacket, fleece jacket, guide series shirt, bib coveralls in light weight, bib coveralls in arctic weight.

Arctic Armor Line

We distribute the Arctic Armor Line to retailers and distributors across the United States, Canada and the Russian Federation and Finland. These products are also marketed to utility companies, oil/gas pipeline workers, railroad workers, police and first responders, and to construction workers.

House Wrap

We offer our house wrap product directly to builders through our website and distributors. We are presently attempting to lower the cost of House Wrap in order to be more competitive with the products currently on the market.

Our marketing program consists of the following:

MARKETING COMPONENT

Website Development and Internet Marketing

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

INSULTEX will be used in all our Arctic Armor finished goods, except for our headwear, and is purchased directly from the Ketut Group.

All of our products, except for our gloves, which are purchased from a supplier in the U.S., are sub-manufactured by PT Lidya and Natalia located in Indonesia. Indonesia does not impose quotas that limit the time period or quantity of items which can be imported. The U.S. Customs Service imposes an importation duty of 6.5% on all our imported products.

We have no verbal or written agreements or long term agreements with PT Lidya and Natalia and we do not plan to obtain any such agreements. Our products are manufactured on a per order basis.

The fulfillment process involved in completing wholesale orders for non stocked Arctic Armor products is described below:

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

Any inventory we maintain is stored at our warehousing facility. Our warehouse facility has the capacity to hold 250,000 units of finished products in inventory.

In 2003, we were granted a trademark for our name "idigear" with the United States Patent and Trademark Office.

In 2005, we were granted the mark "INSULTEX" by the United States Patent and Trademark Office.

In December 2009, we filed a patent application, No. 12 642714, with the United States Patent and Trademark Office for our Composite House Warp. The application is still pending.

In February of 2011, we filed a further patent application for our House Wrap product. The application is still pending.

Our production costs are limited to the invoices we receive from our sub-manufacturer, PT Lidya and Natalia, on a per production basis and for our gloves from our supplier in the U.S.

Because we use sub-manufacturers for our products, we do not require any equipment for manufacturing and we do expect to incur any material costs affiliated with purchase of plant and significant equipment. We do not currently have any plant or significant equipment to sell.

We have spent no funds on research and development of our products. In March of 1999, our ex-affiliate, RMF Global, hired and paid $5,275 to Vartest Laboratories, Inc. to perform testing of the INSULTEX material. Other than the testing performed by Vartest Laboratories, Inc., Innovative Designs, Inc. has spent no significant funds on research and development. We are using an outside consultant for the development of our House Wrap product. We do pay the consultant but intend to share part of our sales revenue to the consultant.

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

United States Customs Service

We are required to pay a 6.5% importation duty to the United States Customs Service on all imported products. We import INSULTEX from Indonesia from the Ketut Group, in accordance with Innovative Design’s agreement with the Ketut Group.

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

ITEM 1A    RISK FACTORS.

Lack Of Sufficient Operating Funds

Because we are not able to generate sufficient funds from sales and because we are unable to access commercial sources of credit, we are consistently underfunded. As a result, our growth is very limited and we have difficulty in sustaining our current level of operations. We are not able to initiate adequate marketing programs, hire additional staff, develop new products or have flexibility in ordering products from our manufacturers. In the past, we have depended on borrowings from our CEO and other private parties, primarily shareholders. Should we not be able to continue to rely on this source of funding to at least meet our current level of operations our revenue stream will be adversely affected.

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

Some of our biggest competitors in the Arctic Armor™ line are:

•	Ice Clam Corporation
•	Vexilar
•	Mustang Survival
•	Frabill

We compete in the following ways:

A. Emphasize the Advantages of our Products.

Arctic Armor Line

We emphasize the following characteristics and advantages of our Arctic Armor line products:

•	light weight
•	waterproof
•	windproof
•	sub-zero protection
•	buoyancy

The basis for our above product claims is derived from the Vartest Lab Results, a fiber/yarn, fabric and apparel testing firm.

INSULTEX provides a scent barrier which we had a permeation test performed on at the Texas Research Institute Austin, Inc. The product was subjected to gas stimulant for an eight-hour period. The product was tested for permeation of the gas every three minutes for the duration of the test with almost no detection of the gas throughout the test. The testing was based upon accepted industry practices as well as the test method used.

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

Cyclicality

The Company’s apparel sales fluctuate based on temperature and weather conditions. Our products are suitable primarily for cold weather conditions. This will cause a cyclical effect on sales. It also makes our revenues totally dependent on cold weather.

Material Acquisition

All of the materials and items required to manufacture our products are purchased by our manufacturer in Indonesia with the exception of the Mossy Oak material and the Real Tree. We order the Mossy Oak material and it is delivered to our manufacturer.

The Company has only one supplier of INSULTEX, the special material which is manufactured within the apparel of our products. Additionally, we have one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. Any delays in getting INSULTEX and/or our finished products adversely affect our revenue stream.

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

Management

The Company is dependent on the management of Joseph Riccelli, our Chief Executive Officer. The loss of Mr. Riccelli’s services could have a negative impact on the performance and growth of the Company for some period of time.

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth, exclusive of one’s residence, in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

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

Significant Customers

During our fiscal year ended October 31, 2011, one customer accounted for more than ten percent of our sales, Pro Fishing Supplies (12.5%).

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

In October 2002, we arranged for the lease of warehouse space for our inventory and raw materials at 124 Cherry Street, Etna, Pennsylvania. This facility encompasses 13,000 square feet of storage space on the first floor and 2,000 square feet for our sales department offices located on the second floor. We have entered into a verbal agreement with the owner of the building and we pay $3,600 per month for the space. This facility is composed of: (a) warehouse and storage areas including four (4) shipping bays and a distribution area consisting of square footage to store upward of 250,000 finished goods products; and (b) four (4) offices, one (1) conference room, with presentation area and sample display and (2) bathrooms totaling approximately 2,000 square feet located on the second floor. Mr. Frank Riccelli is the brother to our Chief Executive Officer and the owner of the property. The condition of our leased property is good.

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

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter for the last two fiscal years. Our common stock is quoted on the OTC Bulletin Board under the symbol IVDN. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

FY 2011	Low	High
Fourth Quarter	$0.08	0.20
Third Quarter	$0.08	0.16
Second Quarter	$0.14	0.25
First Quarter	$0.21	0.35

FY 2010	Low	High
Fourth Quarter	$0.20	$0.36
Third Quarter	$0.22	$0.42
Second Quarter	$0.20	$0.40
First Quarter	$0.16	$0.50

On January 23, 2012, the closing bid price was $.10.

The source of the above data is http://finance.yahoo.com.

Holders

As of January 23, 2012, we had 157 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding.

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

On April 16, 2011, we issued 25,000 shares of our common stock for professional services for $.10 per share or $2,500. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

On April 17, 2011, we issued 20,000 shares of our common stock for professional services for $.10 per share or $2,000. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, under SEC regulations, we are not required to furnish selected financial data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Background

Innovative Designs, Inc. (hereafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We primarily market and sell cold weather clothing products called “Arctic Armor” that are, except for our headwear, made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also are starting to offer our house wrap product line which is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material.

Results of Operations

Comparison of the fiscal year ended October 31, 2011, with the fiscal year ended October 31, 2010.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2011 and October 31, 2010:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October 31,	% of	October 31,	% of	Increase
	2011	Sales	2010	Sales	(Decrease)	% Change

REVENUE	$1,039,149	100.00%	$1,108,955	100.00%	$(69,806)	-6.29%

OPERATING EXPENSES
Cost of sales	489,344	47.09%	600,139	54.12%	(110,795)	-18.46%
Selling, general and
administrative expenses	495,907	47.72%	420,768	37.94%	75,139	17.86%

Income/(loss) from
operations	53,898	5.19%	88,048	7.94%	(34,150)	-38.79%

OTHER INCOME/(EXPENSE)
Other income	11,984	1.15%	258	0.02%	11,726	4,544.96%
Interest expense	(55,816)	-5.37%	(39,729)	-3.58%	(16,087)	40.49%
Gain on sale of equipment	5,000	0.48%	-	-	5,000	-

Net income	$15,066	1.45%	$48,577	4.38%	$(33,511)	-68.99%

Shares outstanding	18,775,743		18,730,743

Earnings per share	$0.001		$0.003

Fiscal years ended October 31, 2011 and 2010

Results of Operations

Revenues for the fiscal year ended October 31, 2011, were $1,039,149 compared to revenues of $1,108,955 for the comparable period ending October 31, 2010. Nearly all of our revenues were derived from our Arctic Armor product line. Revenues are net of returns and discounts. During the period we took back products valued at approximately $75,000.

Selling, general and administrative expense increased from $420,768 in fiscal year 2010, to $495,907, in fiscal year ending October 31, 2011. Some of the increases were for; shipping and postage $37,620, travel $18,767, commissions $11,963 and office supplies $10,129.

Our cost of sales decrease from $600,139 as of October 31, 2010, to $489,344 as of October 31, 2011. As of October 31, 2010, cost of sales included a write down of obsolete inventory of approximately $127,000. The inventory write down consisted primarily of our swimwear and hunting product lines. We no longer manufacture any of these product lines. As of October 31, 2011, the allowance was in place and no further increase was required.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2011, we funded our operations from revenues from sales, and loans from our Chief Executive Officer and others. We will continue to fund our operations from these sources and the possible sale of our securities until we are able to secure commercial lending arrangements. We are not presently seeking any commercial credit arrangements based on our past attempts to do so.

Short Term: We funded our operations with revenues from sales and from loans from our Chief Executive Officer and others. During the fiscal year ended October 31, 2011, we borrowed approximately $ 179,000, from these sources. We cannot access commercial lines of credit.

Our existing debt obligations consist of the following:

•	US SBA Loan. The amount was $280,100. This was a disaster loan assistance program. The date of the loan was July 12, 2005. The interest rate is 2.9% yearly. Payments are $1,186 per month for thirty years. The loan is guaranteed by our CEO and he and his spouse have pledged certain assets as collateral for the loan. The loan was modified on January 23, 2006. The new loan amount is $430,500. The monthly payments are $1,820 and the loan matures in July 2035. As the loan was for a specific disaster assistance program we cannot obtain any additional funds.

•	Note Payable $100,000 - James Kearney. The principal amount of the loan is $45,000 and the interest owed is $92,000. Interest has stopped on the loan. Interest and principle are due and payable in full at any time after December 10, 2005. In December 2010 and again in March of 2011, we paid down $10,000 of the amount owed leaving a principle balance of $25,000.

•	Note Payable $20,000 - Corinthian Development. Interest is at 10% for 120 days. The principal and interest is due on November 15, 2011. As of October 31, 2011, $20,000 in principle plus accrued interest was still outstanding.

•	Note Payable $10,000 - Frank Riccelli. Interest is at 10% for 120 days. The principal and interest is due on demand on December 20, 2011. As of October 31, 2011, $10,000 in principle plus accrued interest was still outstanding.

•	Note Payable $34,000 - Xunjin Hua. Interest is at 10% for 120 days. The principal and interest is due on demand on December 20, 2011. As of October 31, 2011, $34,000 in principle plus accrued interest was still outstanding.

•	Note Payable $50,000 - Sol & Tina Waxman Family Foundation. Interest is at 10% for 120 days. The principal and interest is due on demand on December 20, 2011. As of October 31, 2011, $50,000 in principle plus accrued interest was still outstanding.

•	Note Payable $5,000 - Dr. John Bailliet. Interest is at 10% for 90 days. The principal and interest is due on demand on December 7, 2011. As of October 31, 2011, $5,000 in principle plus accrued interest was still outstanding.

•	Note Payable $15,000 - Darryl Zaontz. Interest is at 10% for 120 days. The principal and interest is due on demand on January 7, 2012. As of October 31, 2011, $15,000 in principle plus accrued interest was still outstanding.

•	Note Payable $20,000 - Aaron Riccelli. Interest is at 10% for 120 days. The principal and interest is due on demand on January 10, 2012. As of October 31, 2011, $20,000 in principle plus accrued interest was still outstanding.

•	Note Payable $25,000 - Janet Thomas. Interest is at 10% for 90 days. The principal and interest is due on demand on January 22, 2012. As of October 31, 2011, $25,000 in principle plus accrued interest was still outstanding.

The Company intends to repay these debt obligation with funds it generates from revenues, from the possible sale of its securities either debt or equity, from advances from its CEO or other stockholders. Because we cannot currently access commercial lending facilities, should we not be able to continue to obtain funding from our CEO and/or other individuals or sell our securities or should our revenues decrease our operations would be severely effected as we would not be able to fund our purchase orders to our suppliers for finished goods. The Company continues to pay its creditors when payments are due.

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

Our audited financial statements may be found beginning on page 30 elsewhere in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None

ITEM 9A. (T)	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management, including our principal executive/financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of October 31, 2011 and, based on their evaluation, our principal executive/financial officer concluded that these controls and procedures are ineffective. During the fourth quarter end October 31, 2011, it was noted that the Company was not able to close the books and records in a timely fashion, hence the delay in filing the Form 10K. Additionally, a number of adjusting journal entries was needed to correctly reflect the balances.

Effective March 19, 2008, our Chief Executive Officer temporarily assumed the duties of the Chief Financial Officer.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13-15(f) of the Securities Exchange Act. Our management determined that our internal control over financial reporting was effective as of October 31, 2011.

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2011, based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2011 and 2010, or subsequent to October 31, 2011, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	62	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman	1 year
Dean P. Kolocouris	41	Director	1 year
Robert D. Monsour	61	Director	1 year
Daniel P. Rains	59	Director	1 year

Joseph Riccelli has been our Chief Executive Officer and Chairman of the Board since our inception in June 2002. Mr. Riccelli was the owner of Pittsburgh Foreign and Domestic, a sole proprietor car dealership located in Glenshaw, Pennsylvania. Joseph Riccelli attended Point Park College located in Pittsburgh, Pennsylvania from 1971 to 1972.

Dean P. Kolocouris has been one of our Directors since our inception in June 2002. From December 1996 to present, Mr. Kolocouris has been a Loan Officer and Assistant Vice President at Eastern Savings Bank located in Pittsburgh, Pennsylvania. In June 1993, Mr. Kolocouris received a Bachelors Degree in Finance from Duquesne University located in Pittsburgh, Pennsylvania. Mr. Kolcouris has been in banking for over fifteen years and his knowledge of finance and business experience is helpful to the Company.

Robert D. Monsour has been one of our Directors since our inception in June 2002. From November 1997 to 2005, Mr. Monsour was the Administrator of RGM Medical Management, a medical management firm headquartered in Pittsburgh, Pennsylvania. Thereafter he has acted as a consultant specializing in litigation support to various attorneys and law firms in Western Pennsylvania. Mr. Monsour received the following degrees from the University of Pittsburgh located in Pittsburgh, Pennsylvania: (a) Juris Doctor Degree in May 1983; (b) completed the course of study for a Masters Degree in International Affairs at the Graduate School of Public and International Affairs in May 1983, with the exception of a required Masters Thesis; and (c) Bachelor of Arts Degree in Political Science in May 1978. Mr. Monsour’s business experience and his knowledge of the law make him qualified to serve as a director of the Company.

Daniel P. Rains has been a director since March 2007. Mr. Rains is currently Vice President of business development at McCarl’s, Inc., a mechanical contracting firm. He has held this position for over fifteen years. From 1981 through 1987, Mr. Rains was a professional football player for the Chicago Bears. He is a graduate of the University of Cincinnati. Mr. Rains has been in professional sports and in business for over twenty years. His experience and knowledge of these fields are helpful to the Company. As the Company enters the building construction market with its House Wrap product, Mr. Rains’ experience in that industry will be especially helpful.

Section 16(a) Beneficial Ownership Reporting Compliance

Mr. Joseph Riccelli, a director and our Chief Executive Officer, transferred 10,000 shares of common stock to another director for services performed or to be performed for the Company on June 2, 2011, and filed a Form 4 on January 25, 2012.

Mr. Daniel Rains, a director of the Company acquired 10,000 shares of common stock from our CEO on June 2, 2011, and filed a Form 4 on January 25, 2012.

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

Board of Directors Meetings

During the last full fiscal year, there was one meeting of the Board of Directors.

Code of Ethics

We have not, as yet, adopted a code of ethics. We have only one full time executive officer/ chief financial officer who also acts as our principal accounting officer. To date, our operations have been so minimal and our staff so small that we have not considered a formal standard relating to the conduct of our personnel.

ITEM 11.	EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli,
CEO, Chairman	2011	$15,000	0	0	0	0	0	0	$15,000

Joseph Riccelli,
CEO, Chairman	2010	$15,000	0	0	0	0	0	0	$15,000

In December 2011, we paid our Chief Executive Officer $40,000 in compensation.

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

Director Compensation

Name	Fees Paid or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kolocouris	0	0	0	0	0	0	0

Monsour	0	0	0	0	0	0	0

Rains	0	0	0	0	0	0	0

Riccelli	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warranties and rights	Weighted-average exercise price of outstanding options, warranties and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	$400,000	$0.42	(2)	$383,000

(1)	The Company has issued an additional 12,000 shares of its stock to various consultants in exchange for past and future services. The weight average price per share was $0.2818.

(2)	Weighted average price was based on market value of the shares on or about the date the service was performed. Market value of the price per share ranged from $2.00 to $0.15 per share over the period of time in which the various services were performed.

(3)	All stock that has been issued by the Company out of the equity compensation plan was for the exchange of professional services. No shares were sold for cash.

Use of Proceeds from Registered Securities

Not Applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership as of January 23, 2012 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli		9,099,000	Direct	48.46%
	Chief Executive Officer
	Chairman of the Board	(1)	801,000	Indirect	4.27%
	of Directors
	142 Loire Valley Drive
	Pittsburgh, Pa 15209

Common Stock	Robert D. Monsour		-
	Director
	6131 Saltzburg Road
	Murrysville, PA 15668

Common Stock	Dean P. Kolocouris		52,000	Direct	*
	Director
	120 Timberglen Drive
	Imperial, Pa 15216

Common Stock	Daniel P. Rains		85,000	Direct	*
	2509 Wigham Road
	Aliquippa, PA 15001

All Directors and Executive Officers as a Group			10,037,000		53.46%

*	Represents less than one percent.

(1)	Represents 561,000 shares of common stock held in the Gino A. Riccelli Trust and 240,000 shares of common stock held in the Joseph A. Riccelli Trust. Both Trusts are for the sons of our Chief Financial Officer. Mr. Joseph Riccelli is the trustee of both trusts.

By virtue of his stock ownership or control over our stock, Mr. Riccelli may be deemed to “control” the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Our officers and directors have the following conflicts of interests:

•	We lease our executive offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli for which we pay $700 per month for a total of $8,400 per year and we lease our warehouse space from the brother of our Chief Executive Officer. We pay $3,600 per month for a total of $43,200 per year.

We have received advances from our Chief Executive Officer.

•	We received various advances from Joseph Riccelli. We currently owe approximately $142,100 on the advances; there are no written loan documents to evidence these advances. There is no interest rate on the advances and the advances have no specified repayment terms.

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

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2011 and 2010, our current auditors, Louis Plung & Company billed the Company $18,000 and $17,500 for professional services, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested]**
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Hass outdoors, Inc. and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.5	Note Agreement between Xunjin Hua and Innovative Designs, Inc., dated July 28, 2010.
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005.***
10.7	Change in Terms Agreement between Enterprise Bank and Innovative Designs, Inc., dated June 1, 2006.***
10.8	Agreement by and between Innovative Designs, Inc. and James Kearney, dated July 28, 2004.***
10.9	Note Agreement between Sol & Tina Waxman Family Foundation and Innovative Designs, Inc., dated June 5, 2011, principle amount $50,000.
10.10	Note Agreement between Corinthian Development and Innovative Designs, Inc., dated July 15, 2011, principle amount $20,000.
10.11	Note Agreement between Frank Riccelli and Innovative Designs, Inc., dated July 25, 2011, principle amount $10,000.
10.12	Personal Service Agreement dated May 5, 2005, by and between Innovative Designs, Inc. and William Thomas Mass.****
10.13	Note Agreement between Xunjin Hua and Innovative Designs, Inc., dated August 19, 2011, principle amount $34,000.
10.14	Note Agreement between Aaron Riccelli and Innovative Designs, Inc., dated September 1, 2011, principle amount $20,000.
10.15	Note Agreement between Darryl Zaontz and Innovative Designs, Inc., dated September 2, 2011, principle amount $15,000.
10.16	Note Agreement between Dr. John V. Bailliet and Innovative Designs, Inc., dated September 2, 2011, principle amount $5,000.
10.17	Note Agreement between Janet Thomas and Innovative Designs, Inc., dated October 22, 2011, principle amount $25,000.
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the years ended October 31, 2011 and 2010, (ii) the Balance Sheets at October 31, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended October 31, 2011 and 2010 and (iv) the notes to the Financial Statements.

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008
***	Previously filed as exhibits to Form 10-K/A filed November 23, 2009
****	Previously filed as exhibits to Form 10-K/A-1 filed January 10, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: February 6, 2012	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 6, 2012	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principle
Accounting Officer, and Chairman
of the Board of Directors

Date: February 6, 2012	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: February 6, 2012	by:	/s/ Robert D. Monsour
Robert D. Monsour
Director

Date: February 6, 2012	by:	/s/ Daniel Rains
Daniel Rains
Director

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

October 31, 2011 and 2010

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors

Innovative Designs, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying balance sheets of Innovative Designs, Inc. (a Delaware corporation) as of October 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Designs, Inc. as of October 31, 2011 and 2010, and the results of its operations, and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Louis Plung & Company, LLP

Pittsburgh, Pennsylvania
February 6, 2012

INNOVATIVE DESIGNS, INC.

BALANCE SHEETS

October 31, 2011 and 2010

	2011	2010

ASSETS

CURRENT ASSETS
Cash	$91,209	$116,950
Accounts receivable	191,135	152,207
Inventory	700,931	904,487
Deposits on inventory	37,896	-
Total current assets	1,021,171	1,173,644

PROPERTY AND EQUIPMENT - NET	1,271	1,805
TOTAL ASSETS	$1,022,442	$1,175,449

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$77,979	$43,511
Current portion of notes payable	110,178	50,859
Accrued interest expense	104,703	104,620
Accounts payable - related party	-	28,220
Related party debt	-	41,416
Due to shareholders	247,100	439,364
Accrued expenses	6,470	896
Total current liabilities	546,430	708,886

Long-term portion of notes payable	363,160	373,277

TOTAL LIABILITIES	909,590	1,082,163

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, and 18,775,743 and 18,730,743 issued and outstanding as of October 31, 2011 and 2010, respectively	1,880	1,875
Additional paid-in capital	5,648,161	5,643,666
Accumulated deficit	(5,537,189)	(5,552,255)
Total stockholders' equity	112,852	93,286

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,022,442	$1,175,449

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS

For the Fiscal Years Ended October 31, 2011 and 2010

	2011	2010

REVENUES	$1,039,149	$1,108,955

OPERATING EXPENSES
Cost of sales	489,344	600,139
Selling, general and administrative expenses	495,907	420,768

INCOME FROM OPERATIONS	53,898	88,048

OTHER INCOME (EXPENSE)
Gain on sale of equipment	5,000	-
Other income	11,984	258
Interest expense	(55,816)	(39,729)

TOTAL OTHER INCOME (EXPENSE)	(38,832)	(39,471)

NET INCOME	$15,066	$48,577

PER SHARE INFORMATION
Basic and fully diluted

Net Income Per Common Share	$0.001	$0.003

Weighted Average Number of Common Shares Outstanding	18,756,455	18,808,542

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended October 31, 2011 and 2010

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2009	18,703,743	$1,873	$5,638,018	$(5,600,832)	$39,059

Shares issued for services	32,000	3	7,397	-	7,400

Return of share for non- performance of services	(5,000)	(1)	(1,749)	-	(1,750)

Net income	-	-	-	48,577	48,577

Balance at October 31, 2010	18,730,743	1,875	5,643,666	(5,552,255)	93,286

Shares issued for services	45,000	5	4,495	-	4,500

Net income	-	-	-	15,066	15,066

Balance at October 31, 2011	18,775,743	$1,880	$5,648,161	$(5,537,189)	$112,852

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended October 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,066	$48,577
Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issued for services	4,500	7,400
Common stock returned for noncompliance of services	-	(1,750)
Depreciation	534	2,837
Gain on sale of equipment	(5,000)	-
Provision for inventory reserves	(9,753)	126,192
Increase (decrease) from changes in:
Accounts receivable	(38,928)	(33,084)
Inventory	213,309	(218,949)
Deposits on inventory	(37,896)	123,312
Accounts payable	34,468	(10,472)
Accrued expenses	5,574	-
Accrued interest expense	83	5,820

Net cash provided by operating activities	181,957	49,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	5,000	-

Net cash provided by investing activities	5,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder advances	(67,264)	(178,607)
Proceeds from shareholder advances	-	266,786
Payments on related party note	(69,636)	(84,000)
Proceeds from related party	-	36,016
Payments on notes payable	(254,798)	-
Proceeds from notes payable	179,000	-

Net cash provided by (used in) financing activities	(212,698)	40,195

Net increase (decrease) in cash equivalents	(25,741)	90,078

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	116,950	26,872

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$91,209	$116,950

Supplemental disclosure of cash flow information:
Cash paid for interest	$44,422	$19,500

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year End - The Company’s fiscal year ends on October 31. The fiscal years ending October 31, 2011 and 2010 are referred to as 2011 and 2010, respectively, throughout the Company’s financial statements.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is derived from sales of the Company’s recreational products such as Arctic Armor. Sales of these items are recognized when the items are shipped. The Company offers a 5 day return policy and no warranty on all of its products. All sales outside the United States are entered into using the U.S. dollar as its functional currency. During 2011 and 2010, the Company took back certain products from customers that accounted for $74,589 and $93,070 in revenue, respectively. The Company was not required to accept these returns but made a business decision to do so.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of the Company’s debt instruments approximates their fair values as the interest is tied to or approximates market rates.

Estimated Uncollectible Accounts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2011 and 2010, accordingly, no allowance for doubtful accounts is provided. If amounts become uncollectible, they will be charged to operations when the determination is made.

Inventory - Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. A reserve balance of approximately $116,000 and $126,000 was recorded as of October 31, 2011 and 2010, respectively.

Property and Equipment - Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements are capitalized. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income.

For financial reporting purposes, depreciation is primarily provided on the straight-line method over the estimated useful lives of depreciable assets, which range from 5 to 7 years.

Impairment of Long-lived Assets - Management of the Company considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded in 2011 and 2010.

Income Taxes - The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes”, which requires an asset and liability approach for financial reporting purposes. Deferred income taxes are provided for differences between the tax bases of assets and liabilities and the financial reporting amounts at the end of the period, and for net operating loss and tax credit carryforwards available to offset future taxable income. Changes in enacted tax rates or laws result in adjustments to recorded deferred tax assets and liabilities in the periods in which the tax laws are enacted or tax rates are changed.

In addition, ASC 740 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company recognized no material adjustments to the liability for unrecognized income tax benefits.

The Company’s policy regarding the classification of interest and penalties recognized in accordance with ASC 740 is to classify them as income tax expense in its financial statements, if applicable.

Freight Costs - Freight costs associated with acquiring inventories are charged to cost of goods sold when incurred. Freight costs for delivering products to customers are included in revenues from sales at the time the goods are shipped.

Net Income Per Common Share - The Company calculates net income per share in accordance with ASC Topic 260 “Earnings per Share”. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. The Company only has common stock outstanding for 2011 and 2010. As a result diluted earnings per share was not calculated.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation - The Company accounts for stock based compensation in accordance with ASC Topic 718 “Compensation - Stock Compensation”. In accordance with the provisions of ASC 718 share-based payment transactions with employees are measured based on the fair value of the equity instruments issued on the grant date or on the fair value of the liabilities incurred. Share-based payments to nonemployees are measured and recognized using the fair-value method, based on the fair value of the equity instruments issued or the fair value of goods or services received, whichever is more reliably measured.

Reclassification - Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements - During 2011 and 2010, the FASB issued various Accounting Standards Updates (“ASUs”). Based on management’s review, it was determined that the ASUs will have no material effect on the Company’s financial statements. As new ASUs are issued, management will evaluate their impact on the Company. Any future impact will be included in the notes to the Company’s financial statements.

2.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2011	2010

Equipment	$17,002	$17,002
Furniture and fixtures	11,092	11,092
Leasehold improvements	4,806	4,806
Automobile	-	10,294
	32,900	43,194
Less accumulated depreciation	31,629	41,389

Property and equipment - net	$1,271	$1,805

Depreciation expense for the years ended October 31, 2011 and 2010 was $534 and $2,837, respectively.

During the fiscal year ended October 31, 2011, the Company received $5,000 relating to the sale of fully depreciated fixed assets, which was presented as a gain on sale within the 2011 statement of operations.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

3.	BORROWINGS

Borrowings at October 31, 2011 and 2010 consisted of the following:

	2011	2010

Related Party Debt

Note Payable - Riccelli Properties
Non-interest bearing with no payment terms. This note was paid in full during the current year.	$-	$16,416

Note Payable $15,000 - Joseph Riccelli
Due July 11, 2011, interest is 8% for 120 days. This note was paid in full during the current year.	-	15,000

Note Payable $10,000 - Joseph Riccelli
Due January 7, 2011, interest is 10% for 120 days. This note was paid in full during the current year.	-	10,000

Total Related Party Debt	$-	$41,416

Due to Shareholders

Note Payable - Joseph Riccelli
Non-interest bearing with no payment terms.	$142,100	$209,364

Note Payable $100,000 - James Kearney, September 2005
Interest of $8,000 per quarter was charged from October 2005 through October 2008; principal and interest due and payable in full at any time after December 10, 2005.	25,000	45,000

Note Payable $15,000 - Frank Riccelli, June 2010
Due October 10, 2010; payable on demand; interest is 10% for 120 days. This note was paid in full during the current year.	-	15,000

Subtotal	$167,100	$269,364

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2011	2010

Subtotal from Page 39	$167,100	$269,364

Note Payable $20,000 - Dr. John Bailliet, August 2010
Due November 15, 2010; payable on demand; interest is 10% for 90 days. This note was paid in full during the current year.	-	20,000

Note Payable $20,000 - Dr. John Bailliet, August 2010
Due November 28, 2010; payable on demand; interest is 10% for 90 days. This note was paid in full during the current year.	-	20,000

Note Payable $10,000 - Dr. John Bailliet, August 2010
Due December 1, 2010; payable on demand; interest is 10% for 90 days. This note was paid in full during the current year.	-	10,000

Note Payable $20,000 - Robert Welde, July 2010
Due December 10, 2010; payable on demand; interest is 10% for 120 days. This note was paid in full during the current year.	-	20,000

Note Payable $15,000 - Darryl Zaontz, September 2010
Due January 6, 2011; payable on demand; interest is 10% for 120 days. This note was paid in full during the current year.	-	15,000

Note Payable - $50,000 - Sol & Tina Waxman Family
Foundation. Due January 28, 2011; payable on demand; interest is 10% for 120 days. This note was paid in full during the current year.	-	50,000

Note Payable $35,000 - Darryl Zaontz, October 2010
Due February 16, 2011; payable on demand; interest is 10% for 120 days. This note was paid in full during the current year.	-	35,000

Subtotal	$167,100	$439,364

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2011	2010

Subtotal from Page 40	$167,100	$439,364

Note Payable $10,000 - Frank Riccelli, July 2011
Due December 20, 2011; payable on demand; interest is 10% for 120 days.	10,000	-

Note Payable - $50,000 - Sol & Tina Waxman Family
Foundation. Due December 31, 2011; payable on demand; interest is 10% for 120 days.	50,000	-

Note Payable $5,000 - Dr. John Bailliet, September 2011
Due December 7, 2011; payable on demand; interest is 10% for 90 days.	5,000	-

Note Payable $15,000 - Darryl Zaontz, September 2011
Due January 7, 2012; payable on demand; interest is 10% for 120 days.	15,000	-

Total Due to Shareholders	$247,100	$439,364

Notes Payable

Note Payable - U.S. Small Business Administration
Due July 2035; payable in monthly installments of $1,820 including interest at 2.9% annum.	$374,338	$384,136

Note Payable $40,000 - Xunjin Hua, July 2010
Due December 1, 2010; payable on demand; interest is 10% for 120 days. This note was paid in full during the current year.	-	40,000

Note Payable - $20,000 - Corinthian Development, LLC
Due November 15, 2011; payable on demand; interest is 10% for 120 days.	20,000	-

Note Payable $34,000 - Xunjin Hua, August 2011
Due December 20, 2011; payable on demand; interest is 10% for 120 days.	34,000	-

Subtotal	$428,338	$424,136

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2011	2010

Subtotal from Page 41	$428,338	$424,136

Note Payable $20,000 - Aaron Riccelli, September 2011
Due January 10, 2012; payable on demand; interest is 10% for 120 days.	20,000	-

Note Payable $25,000 - Janet Thomas, October 2011
Due January 22, 2012; payable on demand; interest is 10% for 90 days.	25,000	-

Total Notes Payable	$473,338	$424,136

Total Borrowings	720,438	904,916

Less Related Party Debt	-	41,416

Less Due to Shareholders	247,100	439,364

Less Current Portion of Notes Payable	110,178	50,859

Total Long Term Portion of Notes Payable	$363,160	$373,277

Maturities of long-term debt are as follows:

Year Ending
October 31	Amount Due

2012	$215,178
2013	11,506
2014	11,845
2015	12,193
2016	12,551
Thereafter	315,065

Total	$578,338

Between 2004 and 2009, various advances were made on an oral basis with Riccelli Properties, which is owned by the Company’s president. The advances are non-interest bearing and there are no repayment terms. During the current year, these advances were paid in full.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In March 2010, the Company entered into a $15,000 note payable with its president. This loan is due on demand, including interest at 8% for 120 days. This note was paid in full during the current year.

In July 2010, the Company entered into a $10,000 note payable with its president. This loan is due on demand, including interest at 10% for 120 days. This note was paid in full during the current year.

In September 2005, the Company entered into a new loan agreement with James Kearney for a note payable. This new agreement is for a prior note payable of $100,000, dated July 2004. Interest of $8,000 per quarter was charged from October 2005 through October 2008. Interest accrued and due on this note was $92,000 as of October 31, 2011. The principal and interest are due and payable in full at any time after December 10, 2005. The principal balance as of October 31, 2011 and 2010 was $25,000 and $45,000, respectively.

In July 2005, the Company was approved for a low interest promissory note from the U.S. Business Administration in the amount of $280,100. The Company qualified for the loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004. The note bears interest at an annual rate of 2.9%. Monthly installment payments, including principal and interest of $1,186 began five months from the date of the promissory note. The note is payable over 30 years. Certain guarantees of collateral were made by the Company’s Chief Executive Officer and shareholder, Joseph Riccelli to service the note. The Company was to use the loan proceeds to repair or replace the following: approximately $6,200 for machinery and equipment; approximately $80,100 for furniture and fixtures; approximately $148,700 for inventory; and approximately $45,100 for working capital. The Company received the full amount of this loan at October 31, 2005. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note still bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, of $1,820 are due each month beginning February 13, 2006. All remaining principal and accrued interest are due and payable on July 13, 2035. The loan balance was $374,338 and $384,136 at October 31, 2011 and 2010, respectively.

In July 2011, the Company entered into a note payable with Corinthian Development, LLC for $20,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. The loan balance at October 31, 2011 was $20,000.

In July 2011, the Company entered into a note payable with Frank Riccelli for $10,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. The loan balance at October 31, 2011 was $10,000.

In August 2011, the Company entered into a note payable with Xunjin Hua for $34,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. The loan balance at October 31, 2011 was $34,000.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In June 2011, the Company entered into a note payable with the Sol & Tina Waxman Family Foundation for $50,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 180 days. The Company has pledged 250,000 shares of its stock, as collateral. This note is also personally guaranteed by the Company’s president. The loan balance at October 31, 2011 was $50,000.

In September 2011, the Company entered into a note payable with Dr. John Bailliet for $5,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 90 days. The loan balance at October 31, 2011 was $5,000.

In September 2011, the Company entered into a note payable with Darryl Zaontz for $15,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. The loan balance at October 31, 2011 was $15,000.

In September 2011, the Company entered into a note payable with Aaron Riccelli for $20,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. The loan balance at October 31, 2011 was $20,000.

In October 2011, the Company entered into a note payable with Janet Thomas for $25,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 90 days. The loan balance at October 31, 2011 was $25,000.

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

5.	CONCENTRATIONS

The Company has one customer that accounted for approximately 12% and 10% of the Company’s revenues for the years ended October 31, 2011 and 2010, respectively. In addition, there was another customer that accounted for approximately 12% of the Company’s revenues for the year ended October 31, 2010.

Accounts receivable from two customers were approximately 18% and 12% of the Company’s accounts receivable balance as of October 31, 2011. These same two customer’s accounts receivable balances were approximately 18% and 10% of the Company’s October 31, 2010 accounts receivable balance.

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company. Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia, and one manufacturer that produces house wrap on behalf of the Company.

6.	INCOME TAXES

In prior years the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2010 tax year, fiscal year end October 31, 2011, the Company had net operating loss carryforwards of approximately $2,586,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2024 tax year, fiscal year end October 31, 2025. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2011	2010

Net operating loss carryforward	$879,400	$899,600
Depreciation	(200)	(10)
Net deferred tax assets before valuation allowance	879,200	899,590
Less: Valuation allowance	(879,200)	(899,590)

Net deferred tax assets	$-	$-

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of October 31, 2011 and 2010, respectively.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2011	2010

Federal statutory rate	34%	34%
Effect of net operating losses	(34)%	(34)%

Effective income tax rate	-	-

The Company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

7.	COMMITMENTS

The Company currently maintains two offices which are leased pursuant to an oral agreement on a month-to-month basis for approximately $3,900 per month. For the years ended October 31, 2011 and 2010, rent expense totaled approximately $46,200 and $46,850, respectively.

8.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$681,009	$34,161	$38,961	$285,018	$1,039,149

Income/(loss) from operations	222,341	(140,034)	(65,905)	37,496	53,898

Net income (loss)	$199,940	$(149,651)	$(67,628)	$32,405	$15,066

Weighted average shares outstanding	18,730,743	18,743,159	18,775,743	18,755,743	18,756,455

Basic income/(loss) per share	0.011	(0.008)	(0.004)	0.002	0.001

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$636,676	$118,414	$28,347	$325,518	$1,108,955

Income/(loss) from operations	222,576	(49,055)	(67,414)	(18,059)	88,048

Net income (loss)	$210,678	$(53,350)	$(77,880)	$(30,871)	$48,577

Weighted average shares outstanding	18,646,743	18,646,743	18,727,743	18,787,743	18,808,542

Basic income/(loss) per share	0.011	(0.003)	(0.004)	(0.002)	0.003

9.	COMMON STOCK

On November 1, 2007, the Company issued a total of 425,000 shares of its common stock to two consultants for business consulting services for $.35 per share or $148,750. One consultant received 225,000 shares and the other consultant received 200,000 shares. The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company. The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On November 2, 2007, the Company issued 3,000 shares of its common stock for cash for $.40 per share or $1,200. Management relied on Section 4(2) of the Act for the sale. Management believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advising involved in the sale.

On November 3, 2007, the Company issued 110,000 shares of its common stock to a noteholder in exchange for the note. The noteholder is a shareholder of the Company. The closing price of the Company’s common stock on that date was $.35 per share making the value of the transaction $38,500. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On November 3, 2007, the Company issued a total of 6,000 shares of its common stock to a consultant for services relating to the use of the Company’s Arctic Armor line of products to the law enforcement community. The closing price of our common stock on that date was $.40. Based on the closing price, the value of the common stock issued was $2,400. The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company. The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

On November 3, 2007, the Company issued, in a private placement, a total of 47,150 shares of its common stock for cash for $.40 a share to seven investors. Based on the closing price, the value of the common stock issued was $18,860. The shares were issued without registration pursuant to the exemption provided by Section 506 of Regulation D promulgated under the Securities Act of 1933, as amended as an offering to “accredited investors” as that term in defined in Regulation D.

On December 20, 2007, the Company issued each of its director’s, and a former director, except for the Company’s CEO and Chairman of the Board 25,000 shares of its common stock for their services. The Company also issued 25,000 shares to its Vice-president Sales, 30,000 shares to one of its legal counsel for their services and 25,000 shares for marketing services. The closing price of the Company’s common stock was $.40 per share. These shares were accrued in the prior year (October 31, 2007) financial statements as these services were performed during the fiscal year ended October 31, 2007. Based on the closing price, the value of the shares issued was $72,000, which approximated the value of the services. The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company. The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On December 2, 2007, the Company issued a total of 118,800 shares of its common stock to five investors in a private placement. Based on the closing price, the value of the common stock issued was $50,335. The shares were issued without registration pursuant to the exemption provided in Section 506 of regulation D, promulgated under the Securities Act of 1933, as amended as an offering to “accredited investors” as that term is defined in Regulation D.

On January 4, 2008, the Company issued 67,500 shares of its common stock for cash to three investors in a private placement. Based on the closing price, the value of the common stock issued was $30,375. The shares were issued without registration pursuant to the exemption provided in Section 506 of Regulation D promulgated under the Securities Act of 1933, as amended as an offering to “accredited investors” as that term is defined in Regulation D.

On January 7, 2008, the Company issued 40,000 shares of its common stock in exchange for debt to a stockholder of the Company. The closing price of our common stock on that date was $.35 per share. Based on the closing price, the value of the stock was $14,000 which equaled the amount of debt due to the stockholder. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

On February 29, 2008, the Company issued 110,000 shares of its common stock in exchange for debt and accrued interest for $.35 per share to a stockholder of the Company. Based on the closing price, the value of the stock was $38,500 which equaled the amount of debt and accrued interest due to the stockholder. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On February 29, 2008, the Company issued 11,100 shares of its common stock for cash for $.45 per share or $4,995 in a private placement to one investor. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On March 18, 2008, the Company issued 18,000 shares of its common stock to a consultant for design services for $.40 per share or $7,200. The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company. The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On May 23, 2008, the Company issued a total of 25,000 shares of its common stock to two consultants, one for 15,000 shares and the other for 10,000 shares, for consulting services relating to the use of the Company’s Arctic Armor products in the railroad industry for $.40 per share or $10,000. The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company. The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On June 30, 2008, the Company issued 10,000 shares of its common stock to a consultant for business consulting services relating to the Company’s Arctic Armor line of products for $.40 per share or $4,000. The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company. The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On June 30, 2008, the Company issued 62,500 shares of its common stock for cash for $.40 per share or $25,000 in a private placement to one investor who was a stockholder of the Company. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

On July 8, 2008, the Company issued 125,000 shares of its common stock for cash for $.40 per share or $50,000 to one investor who was a stockholder of the Company. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On July 29, 2008, the Company issued 50,000 shares of its common stock for cash for $.40 per share or $20,000 to one investor who was a stockholder of the Company. The shares were issued without registration pursuant to the exemption provided by section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On September 8, 2008, the Company issued 20,000 shares of its common stock for cash for $.40 per share or $8,000 in a private placement to one investor. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On September 8, 2008, the Company issued a total of 10,000 shares of its common stock for $.40 per share or $4,000 for marketing services to one consultant. The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company. The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On September 18, 2008, the Company issued a total of 100,000 shares of its common stock for $.40 per share or $40,000 for business and financial consulting services to a consultant who is also a stockholder of the Company. The Company’s CEO and the service provider negotiated the value of the services to be performed on behalf of the Company. The negotiated value was divided by the approximate trading value of the Company’s common stock on the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as an offering not involving a public offering.

On December 11, 2008, the Company issued a total of 20,000 shares of its common stock for cash for $.40 per share or $8,000. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 30, 2008, the Company issued a total of 70,000 shares of its common stock for cash for $.30 per share or $21,000. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 30, 2008, the Company issued a total of 1,500 shares of its common stock for professional services for $.30 per share or $450. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

On February 5, 2009, the Company issued a total of 100,000 shares of its common stock for professional services for $.25 per share or $25,000. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On February 5, 2009, the Company issued a total of 25,000 shares of its common stock for professional services for $.25 per share or $6,250. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On March 6, 2009, the Company issued a total of 54,000 shares of its common stock for professional services for $.40 per share or $21,600. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Subsequently on June 2, 2009, the Company cancelled 27,000 shares of this stock for non-performance of services. The shares were valued at $.40 per share or an aggregate of $10,800.

On May 26, 2009, the Company issued 5,000 shares of its common stock for professional services for $.30 per share or $1,500. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On May 25, 2010, the Company issued 12,000 shares of its common stock for professional services for $.20 per share or $2,400. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 7, 2010, the Company issued 20,000 shares of its common stock for professional services for $.25 per share or $5,000. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On April 6, 2011, the Company issued 25,000 share of its common stock for professional services for $.10 per share or $2,500. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

On April 7, 2011, the Company issued 20,000 share of its common stock for professional services for $.10 per share or $2,000. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the services provided. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through February 6, 2012, the date these financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

Page Intentionally Left Blank