Form 10-Q
period 2012-01-31
INNOVATIVE DESIGNS INC
filed 2012-03-21
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2012

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

As of March 15, 2012, there were 18,755,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐   NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2012

		Page No.
Part I — Financial Information

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheets at January 31, 2012 (Unaudited) and October 31, 2011	1

	Condensed Statements of Operations for the Three Months Ended January 31, 2012 and 2011	2

	Condensed Statements of Changes in Stockholders’ Equity at January 31, 2012 and October 31, 2011	3

	Condensed Statements of Cash Flows for the Three Months Ended January 31, 2012 and 2011	4

	Notes to Condensed Financial Statements	5 - 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 - 9

Item T.	Controls and Procedures	9

Part II — Other Information

Item 6.	Exhibits	10 - 13

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

January 31, 2012 (Unaudited) and October 31, 2011

	2012	2011

ASSETS

CURRENT ASSETS
Cash	$155,859	$91,209
Accounts receivable	146,254	191,135
Inventory - net of obsolete inventory reserve of $65,000 and $116,439 respectively	603,497	700,931
Deposits on inventory	-	37,896
Total current assets	905,610	1,021,171

PROPERTY AND EQUIPMENT - NET	1,158	1,271
TOTAL ASSETS	$906,768	$1,022,442

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$49,924	77,979
Current portion of notes payable	24,859	110,178
Accrued interest expense	104,178	104,703
Due to shareholders	146,600	247,100
Accrued expenses	876	6,470
Total current liabilities	326,437	546,430

Long-term portion of notes payable	359,460	363,160

TOTAL LIABILITIES	685,897	909,590

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, and 18,775,743 issued and outstanding as of January 31, 2012 and October 31, 2011	1,880	1,880
Additional paid-in capital	5,648,161	5,648,161
Accumulated deficit	(5,429,170)	(5,537,189)
Total stockholders' equity	220,871	112,852

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$906,768	$1,022,442

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	January 31, 2012	January 31, 2011

REVENUES	$551,771	$681,009

OPERATING EXPENSES
Cost of sales	206,372	299,297
Selling, general and administrative expenses	215,684	159,371

INCOME FROM OPERATIONS	129,715	222,341

OTHER INCOME (EXPENSE)
Interest expense	(21,696)	(22,401)

TOTAL OTHER INCOME (EXPENSE)	(21,696)	(22,401)

NET INCOME	$108,019	$199,940

PER SHARE INFORMATION
Basic and fully diluted

Net Income Per Common Share	$0.006	$0.011

Weighted Average Number of Common Shares Outstanding	18,755,743	18,722,743

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

January 31, 2012 (Unaudited) and October 31, 2011

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2010	18,730,743	$1,875	$5,643,666	$(5,552,255)	$93,286

Shares issued for services	45,000	5	4,495	-	4,500

Net income	-	-	-	15,066	15,066

Balance at October 31, 2011	18,775,743	1,880	5,648,161	(5,537,189)	112,852

Net income	-	-	-	108,019	108,019

Balance at January 31, 2011	18,775,743	$1,880	$5,648,161	$(5,429,170)	$220,871

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASHFLOW

(Unaudited)

	For the Three Months Ended
	January 31, 2012	January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,019	$199,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113	135
Provision for inventory reserves	(51,439)	-
Increase (decrease) from changes in:
Accounts receivable	44,881	(117,072)
Inventory	148,873	351,265
Deposits on inventory	37,896	(120,244)
Accounts payable	(28,055)	7,978
Accrued expenses	(5,594)	(84)
Accrued interest expense	(525)	(3,919)

Net cash provided by operating activities	254,169	317,999

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder advances	(100,500)	-
Payments on related party note	-	(47,000)
Payments on notes payable	(89,019)	(174,053)

Net cash used in financing activities	(189,519)	(221,053)

Net increase in cash	64,650	96,946

CASH, BEGINNING OF YEAR	91,209	116,950

CASH, END OF THE PERIOD	$155,859	$213,896

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,221	$26,320

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the Three Month Period Ended January 31, 2012

1.	BASIS OF PRESENTATION - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending October 31, 2012 or any future period.

2.	FASB ACCOUNTING STANDARDS CODIFICATION TOPIC 210 COMPREHENSIVE INCOME (FASB ASC 210)

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments within ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Based on management’s review, it was determined that this ASU will have no material effect on the Company’s financial statements.

3.	EARNINGS PER SHARE

Innovative Designs, Inc. (the “Company”) calculates net income (loss) per share in accordance with FASB Accounting Standard Codification (“ASC”) Topic 260 “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. As a result diluted earnings per share was not calculated.

4.	INVENTORY

Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at October 31, 2011 of approximately $116,000. Based on the company’s review of inventory, the Company decreased the reserve to $65,000 during the quarter ended January 31, 2012. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the Three Month Period Ended January 31, 2012

5.	DEPOSITS

The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel. As of January 31, 2012, the Company had no deposits for the production of apparel.

6.	INCOME TAXES

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

The Company pays shipping and handling costs on behalf of customers for purchased merchandise. The shipping and handling costs are billed back to the customer through the billing invoice. The shipping handling costs were approximately $41,000 and $37,000 for the quarters ending January 31, 2012 and 2011, respectively. These costs are included in selling and general and administrative expenses.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through March 16, 2012, which is the date financial statements were available to be issued. During the evaluation no subsequent event items were identified by the Company.

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2012

Results of Operations

Comparison of the Three Months Ended January 31, 2012 with the Three Months Ended January 31, 2011.

Revenues

The following table shows a comparison of the results of operations between the three month periods ended January 31, 2012 and January 31, 2011:

	Three Months		Three Months
	Ended		Ended
	January 31,	% of	January 31,	% of	Increase
	2012	Sales	2011	Sales	(Decrease)	% Change

REVENUE	$551,771	100.00%	$681,009	100.00%	$(129,238)	-18.98%

OPERATING EXPENSES
Cost of sales	206,372	37.40%	299,297	43.95%	(92,925)	-31.05%
Selling, general and administrative expenses	215,684	39.09%	159,371	23.40%	56,313	35.33%

Income/(loss) from operations	129,715	23.51%	222,341	32.65%	(92,626)	-41.66%

OTHER INCOME/(EXPENSE)
Interest expense	(21,696)	-3.93%	(22,401)	-3.29%	705	-3.15%

Net income	$108,019	19.58%	$199,940	29.36%	$(91,921)	-45.97%

Revenues for the quarter ended January 31, 2012, were $551,771 compared to revenues of $681,009 for the quarter ended January 31, 2011. The decrease was a result of our selling less of our cold weather product line as a result of the warm winter experienced in our market areas. Approximately 65 percent and 27 percent of our revenues for the period were from our Artic Armor cold weather product line and our hunting apparel line, respectively.

Our selling, general and administrative expenses were $215,684 for the three months ended January 31, 2012 compared to $159,371 for the three months ended January 31, 2011. Part of the increase was a result of our paying our Chief Executive Officer $40,000 as compensation in December 2011. We also incurred an increase in bank service charges of approximately $14,000 for the period. We used more advertising during the period resulting in an increase of approximately $5,600 for the period compared to the period ended January 31, 2011.

In February 2012, we announced in a press release that our House Wrap product had drawn the interest of several large homebuilders and that samples had been sent to them for evaluation.

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2012

Liquidity and Capital Recourses

During the quarter ended January 31, 2012, we funded our operations from revenues from sales.

Short Term: We will continue to fund our operations from sales and short term borrowings from shareholders and others and the possible sale of our securities. We currently have no commercial credit facilities available to us. We continue to pay our creditors when payments are due.

Long Term: The Company will continue to fund its operations from revenues, borrowings from private parties and the possible sale of our securities. We have ceased trying to obtain commercial lending. Should we not be able to rely on the private sources for borrowing, our operations would be severely effected as we would not be able to fund our purchase orders to our suppliers for finished goods.

ITEM 3. QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4 T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the fourth quarter ended October 31, 2011, our principle executive/financial officer concluded that these control and procedures were ineffective. During the fourth quarter ended October 31, 2011 and the first quarter ended January 31, 2012, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was not able to file its Form 10K or its Form 10Q within the timeline established by the SEC. There were no reclassifications made during the first quarter of 2012. Management will take action to correct these procedures moving forward.

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

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2012

PART II

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By Law

31.1	Rule 13a - 14a Certification of Chief Executive Office and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

INNOVATIVE DESIGNS, INC.

For the Three Month Period Ended January 31, 2012

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: March 16, 2012	By:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer

- 11 -