Form 10-Q
period 2012-04-30
INNOVATIVE DESIGNS INC
filed 2012-06-13
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2012

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

As of June 14, 2012, there were 18,810,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2012

		Page No.
	Part I — Financial Information

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheets as of April 30, 2012 (Unaudited)
	and October 31, 2011	1

	Condensed Statements of Operations for the
	Three Months Ended April 30, 2012 and 2011,
	Six Months Ended April 30, 2012 and 2011 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity
	as of April 30, 2012 (Unaudited) and October 31, 2011	3

	Condensed Statements of Cash Flows for the
	Six Months Ended April 30, 2012 and 2011 (Unaudited)	4

	Notes to the Condensed Financial Statements	5 - 6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	7 - 10

Item 4T.	Controls and Procedures	10 - 11

	Part II — Other Information

Item 6.	Exhibits	12 – 14

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

April 30, 2012 (Unaudited) and October 31, 2011

	2012	2011

ASSETS

CURRENT ASSETS
Cash	$54,777	$91,209
Accounts receivable	37,238	191,135
Inventory - net of obsolete inventory reserve of $65,000 and $116,439 respectively	629,417	700,931
Deposits on inventory	-	37,896
Prepaid insurance	10,579	-
Total current assets	732,011	1,021,171

PROPERTY AND EQUIPMENT - NET	1,045	1,271
TOTAL ASSETS	$733,056	$1,022,442

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$42,263	$77,979
Current portion of notes payable	28,262	110,178
Accrued interest expense	115,417	104,703
Due to shareholders	137,600	247,100
Accrued expenses	8,978	6,470
Total current liabilities	332,520	546,430

Long-term portion of notes payable	353,094	363,160

TOTAL LIABILITIES	685,614	909,590

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, and 18,810,743 and 18,775,743 issued and outstanding as of April 30, 2012 and October 31, 2011	1,883	1,880
Additional paid-in capital	5,658,658	5,648,161
Accumulated deficit	(5,613,099)	(5,537,189)
Total stockholders' equity	47,442	112,852

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$733,056	$1,022,442

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended April 30, 2012 and 2011, Six Months Ended April 30, 2012 and 2011

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011

REVENUES - NET	$45,471	$34,161	$597,242	$715,170

OPERATING EXPENSES:
Cost of sales	20,657	29,826	227,029	329,123
Selling, general and administrative expenses	194,288	144,369	409,972	303,740
	214,945	174,195	637,001	632,863

INCOME/(LOSS) FROM OPERATIONS	(169,474)	(140,034)	(39,759)	82,307

OTHER EXPENSE:
Interest expense	(14,455)	(9,617)	(36,151)	(32,019)
Total other expense	(14,455)	(9,617)	(36,151)	(32,019)

NET INCOME/(LOSS)	$(183,929)	$(149,651)	$(75,910)	$50,288

PER SHARE INFORMATION
Basic and fully diluted

Net Income/(Loss) Per Common Share	$(0.010)	$(0.008)	$(0.004)	$0.003

Weighted Average Number of
Common Shares Outstanding	18,783,132	18,722,743	18,779,397	18,722,743

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

April 30, 2012 (Unaudited) and October 31, 2011

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2010	18,730,743	$1,875	$5,643,666	$(5,552,255)	$93,286

Shares issued for services	45,000	5	4,495	-	4,500

Net income	-	-	-	15,066	15,066

Balance at October 31, 2011	18,775,743	1,880	5,648,161	(5,537,189)	112,852

Shares issued for services	35,000	3	10,497	-	10,500

Net income	-	-	-	(75,910)	(75,910)

Balance at April 30, 2012	18,810,743	$1,883	$5,658,658	$(5,613,099)	$47,442

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	April 30, 2012	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(75,910)	$50,288
Adjustments to reconcile net income/(loss) to
net cash provided by operating activities:
Common stock issued for services	10,500	4,500
Depreciation	226	269
Provision for inventory reserves	(51,439)	-
Increase (decrease) from changes in:
Accounts receivable	153,897	108,716
Inventory	122,953	361,001
Deposits on inventory	37,896	(173,528)
Prepaid insurance	(10,579)	-
Accounts payable	(35,716)	(2,599)
Accrued expenses	2,508	119
Accrued interest expense	10,714	(12,156)

Net cash provided by operating activities	165,050	336,610

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder advances	(109,500)	(62,400)
Payments on related party note	-	(37,500)
Payments on notes payable	(91,982)	(250,548)

Net cash used in financing activities	(201,482)	(350,448)

Net decrease in cash	(36,432)	(13,838)

CASH, BEGINNING OF YEAR	91,209	116,950

CASH, END OF THE PERIOD	$54,777	$103,112

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,437	$44,175

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the Six Month Period Ended April 30, 2012 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of April 30, 2012, the changes therein for the six month period then ended and the results of operations for the six month periods ended April 30, 2012 and 2011.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2011. The results of operations for the six month periods ended April 30, 2012 and 2011 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

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

NOTE 4.	EARNINGS PER SHARE

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

NOTE 5.	DEPOSITS

The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel. As of April 30, 2012, the Company had no deposits for the production of apparel.

NOTE 6.	INCOME TAXES

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the Six Month Period Ended April 30, 2012 (Unaudited)

The Company will continue to evaluate its income tax obligation throughout the year and will record a tax provision when it is necessary.

NOTE 7.	COMMON STOCK

On April 12, 2012, the Company issued 35,000 shares of our stock to Mr. Rick Tocchet for professional services. The shares issued were valued at $.30 a share or an aggregate price of $10,500. We believe that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

NOTE 8.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased merchandise. The shipping and handling costs are billed back to the customer through the billing invoice. The shipping and handling costs were approximately $69,000 and $59,000 for the six month periods ending April 30, 2012 and 2011, respectively. These costs are included in selling, general and administrative expenses.

NOTE 9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through June 14, 2012, which is the date financial statements were available to be issued. With the exception of the matter discussed below, no subsequent event items were identified by the Company.

Subsequent to the quarter ended April 30, 2012, the Company received a short-term advance of $100,000 from a private lender.

INNOVATIVE DESIGNS, INC.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Months Ended April 30, 2012 with the Three Months Ended April 30, 2011.

The following table shows a comparison of the results of operations between the three month periods ended April 30, 2012 and April 30, 2011:

	Three Months		Three Months
	Ended		Ended
	April 30,	% of	April 30,	% of	Increase
	2012	Sales	2011	Sales	(Decrease)	% Change

REVENUE	$45,471	100.00%	$34,161	100.00%	$11,310	33.11%

OPERATING EXPENSES
Cost of sales	20,657	45.43%	29,826	87.31%	(9,169)	-30.74%
Selling, general and
administrative expenses	194,288	427.28%	144,369	422.61%	49,919	34.58%

Loss from operations	(169,474)	-372.71%	(140,034)	-409.92%	(29,440)	-21.02%

OTHER EXPENSE
Interest expense	(14,455)	-31.79%	(9,617)	-28.15%	(4,838)	-50.31%

Net loss	$(183,929)	-404.50%	$(149,651)	-438.07%	$(34,278)	-22.91%

Revenues for the quarter ended April 30, 2012, were $45,471 compared to revenues of $34,161 for the quarter ended April 30, 2011. Approximately 70% of our revenue for the period was from our Artic Armor product line.

Our selling, general and administrative expenses were $194,288 for the three months ended April 30, 2012 compared to $144,369 for the three months ended April 30, 2011. Part of the increase was a result of an increase in professional fees.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Six Months Ended April 30, 2012 with the Six Months Ended April 30, 2011.

The following table shows a comparison of the results of operations between the six month periods ended April 30, 2012 and April 30, 2011:

	Six Months		Six Months
	Ended		Ended
	April 30,	% of	April 30,	% of	Increase
	2012	Sales	2011	Sales	(Decrease)	% Change

REVENUE	$597,242	100.00%	$715,170	100.00%	$(117,928)	-16.49%

OPERATING EXPENSES
Cost of sales	227,029	38.01%	329,123	46.02%	(102,094)	-31.02%
Selling, general and
administrative expenses	409,972	68.65%	303,740	42.47%	106,232	34.97%

Income/(loss) from
operations	(39,759)	-6.66%	82,307	11.51%	(122,066)	-148.31%

OTHER INCOME/(EXPENSE)
Interest expense	(36,151)	-6.05%	(32,019)	-4.48%	(4,132)	12.90%

Net income	$(75,910)	-12.71%	$50,288	7.03%	$(126,198)	-250.95%

Revenues for the six months ended April 30, 2012, were $597,242 compared to revenues of $715,170 for the six months ended April 30, 2011. The decrease was a result of the warmer weather that was experienced in the geographic areas that we market our cold weather apparel.

Our selling, general and administrative expenses were $409,972 for the six months ended April 30, 2012 compared to $303,740 for the six months ended April 30, 2011. The increase was a result of an increase in professional fees and bank service charges.

As a result of the warm winter just experienced, we believe that orders for our cold weather products for the forthcoming season will be placed later than usual as customers try to determine what the extent of the cold season will be.

In February 2012, we announced in a press release that our House Wrap product had drawn the interest of several large homebuilders and that samples had been sent to them for evaluation. In order for such homebuilders to buy our House Wrap it must have an ICC certification. ICC is the International Code Council. We are in the process of having a testing machine built that will ensure the House Wrap complies with ICC standards. We expect the testing machine to be completed in June, 2012. We are also in advanced discussions with a large nationwide retailer to sell our House Wrap. We are using an independent sales force experienced in this industry.

INNOVATIVE DESIGNS, INC.

The House Wrap Product will be produced, on a purchase order basis, by a third party manufacturer located in the Northeastern section of the Unites States. The finished product will be stored at our warehouse facility and at the manufacturer’s plant.

We are also having a seam tape, made to our specifications, produced that will be sold with the House Wrap.

Liquidity and Capital Recourses

During the quarter ended April 30, 2012, we funded our operations from revenues from sales. Subsequent to April 30, 2012, we received a short-term advance of $100,000 from a private lender.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 12, 2012, the Company, issued 35,000 shares of its restricted common stock to Mr. Rick Tocchet for professional services. The shares were valued at $.30 per share for an aggregate price of $10,500. The shares were issued without registration under the Securities Act, of 1933, as amended, pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the fourth quarter ended October 31, 2011, our principle executive/financial officer concluded that these controls and procedures were ineffective. During the fourth quarter ended October 31, 2011 and the first quarter ended January 31, 2012, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was not able to file its Form 10K or its Form 10Q within the timeline established by the SEC. There were no reclassifications made during the first quarter of 2012. Management will take action to correct these procedures moving forward.

INNOVATIVE DESIGNS, INC.

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

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By -Laws

31.1	Rule 13a - 14a Certification of Chief Executive Office and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: June 13, 2012	By:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer

-12-