Form 10-Q
period 2012-07-31
INNOVATIVE DESIGNS INC
filed 2012-09-14
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                           YES  ☐      NO  ☒

As of September 14, 2012, there were 18,910,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:      YES  ☐         NO  ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2012

		Page No.
	Part I — Financial Information

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheets as of July 31, 2012 (Unaudited) and October 31, 2011	1

	Condensed Statements of Operations for the Three Months Ended July 31, 2012 and 2011, Nine Months Ended July 31, 2012 and 2011 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity as of July 31, 2012 (Unaudited) and October 31, 2011	3

	Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2012 and 2011 (Unaudited)	4

	Notes to the Condensed Financial Statements	5 - 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 - 10

	Part II — Other Information

Items 1 - 4.T		11

Item 6.	Exhibits	12

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

July 31, 2012 (Unaudited) and October 31, 2011

	2012	2011

ASSETS

CURRENT ASSETS
Cash	$87,906	$91,209
Accounts receivable	13,716	191,135
Inventory - net of obsolete inventory reserve of $65,000 and $116,439 respectively	668,784	700,931
Deposits on inventory	42,329	37,896
Prepaid insurance	7,469	-
Total current assets	820,204	1,021,171

PROPERTY AND EQUIPMENT - NET	13,705	1,271
TOTAL ASSETS	$833,909	$1,022,442

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$30,716	$77,979
Current portion of notes payable	43,104	110,178
Accrued interest expense	128,406	104,703
Due to shareholders	305,600	247,100
Accrued expenses	1,443	6,470
Total current liabilities	509,269	546,430

Long-term portion of notes payable	349,481	363,160

TOTAL LIABILITIES	858,750	909,590

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, and 18,910,743 and 18,775,743 issued and outstanding as of July 31, 2012 and October 31, 2011	1,893	1,880
Additional paid-in capital	5,683,648	5,648,161
Accumulated deficit	(5,710,382)	(5,537,189)
Total stockholders' (deficit) equity	(24,841)	112,852

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$833,909	$1,022,442

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended July 31, 2012 and 2011, Nine Months Ended July 31, 2012 and 2011

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011

REVENUES - NET	$7,165	$38,961	$604,407	$754,131

OPERATING EXPENSES:
Cost of sales	3,578	31,843	230,607	360,966
Selling, general and administrative expenses	83,528	73,023	493,500	376,763
	87,106	104,866	724,107	737,729

INCOME/(LOSS) FROM OPERATIONS	(79,941)	(65,905)	(119,700)	16,402

OTHER EXPENSE:
Interest expense	(17,342)	(6,723)	(53,493)	(38,742)
Gain on sale of equipment	-	5,000	-	5,000
Total other expense	(17,342)	(1,723)	(53,493)	(33,742)

NET LOSS	$(97,283)	$(67,628)	(173,193)	(17,340)

PER SHARE INFORMATION
Basic and fully diluted

Net Loss Per Common Share	$(0.005)	$(0.004)	$(0.009)	$(0.001)

Weighted Average Number of Common Shares Outstanding	18,843,352	18,710,743	18,800,871	18,590,978

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

July 31, 2012 (Unaudited) and October 31, 2011

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2010	18,730,743	$1,875	$5,643,666	$(5,552,255)	$93,286

Shares issued for services	45,000	5	4,495	-	4,500

Net income	-	-	-	15,066	15,066

Balance at October 31, 2011	18,775,743	1,880	5,648,161	(5,537,189)	112,852

Shares issued for services	135,000	13	35,487	-	35,500

Net loss	-	-	-	(173,193)	(173,193)

Balance at July 31, 2012	18,910,743	$1,893	$5,683,648	$(5,710,382)	$(24,841)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	July 31, 2012	July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,193)	$(17,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	35,500	4,500
Depreciation	(325)	405
Gain on sale of equipment	-	(5,000)
Provision for inventory reserves	(51,439)	12,619
Increase (decrease) from changes in:
Accounts receivable	177,419	118,314
Inventory	83,586	340,871
Deposits on inventory	(4,433)	(238,807)
Prepaid insurance	(7,469)	-
Accounts payable	(47,263)	(14,701)
Accrued expenses	(5,027)	119
Accrued interest expense	23,703	(10,369)

Net cash provided by operating activities	31,059	190,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,109)	-
Proceeds from sale of equipment	-	5,000

Net cash provided by (used in) investing activities	(12,109)	5,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from (payments on) shareholder advances	58,500	(82,900)
Payments on related party note	-	(39,000)
Borrowings from notes payable	33,477	80,000
Payments on notes payable	(114,230)	(251,662)

Net cash used in financing activities	(22,253)	(293,562)

Net decrease in cash	(3,303)	(97,951)

CASH, BEGINNING OF YEAR	91,209	116,950

CASH, END OF THE PERIOD	$87,906	$18,999

Supplemental disclosure of cash flow information: Cash paid for interest	$29,790	$38,742

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the Nine Month Period Ended July 31, 2012 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of July 31, 2012, the changes therein for the nine month period then ended and the results of operations for the nine month periods ended July 31, 2012 and 2011.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2011. The results of operations for the nine month periods ended July 31, 2012 and 2011 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

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

The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel. As of July 31, 2012, the Company had $42,329 on deposit for the production of apparel.

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

For the Nine Month Period Ended July 31, 2012 (Unaudited)

The Company will continue to evaluate its income tax obligation throughout the year and will record a tax provision when it is necessary.

NOTE 7.	COMMON STOCK

On July 2, 2012, the Company issued 100,000 shares of common stock to Mr. James Kearney for professional services. The shares issued were valued at $.25 a share or an aggregate price of $25,000. Management believes that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

NOTE 8.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of cost of goods sold. The shipping and handling costs were approximately $54,085 and $62,010 for the nine month periods ending July 31, 2012 and 2011, respectively. These costs are included in selling, general and administrative expenses.

NOTE 9.	DEBT

The Company entered into four Note Payable Agreements during the three month period ended July 31, 2012. The notes totaled $202,000 and were used to fund operations during the quarter.

NOTE 10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through September 14, 2012, which is the date financial statements were available to be issued. During the evaluation, no subsequent event items were identified by the Company.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant proprieties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

•	Completing the development, design and prototypes of our products,
•	Obtaining retail stores or sales agents to offer and sell our products,
•	Developing our website to sell more of our products, and
•	Establishing distribution channels for our House Wrap product.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Months Ended July 31, 2012 with the Three Months Ended July 31, 2011.

The following table shows a comparison of the results of operations between the three month periods ended July 31, 2012 and July 31, 2011:

	Three Months		Three Months
	Ended		Ended
	July 31,	% of	July 31,	% of	Increase
	2012	Sales	2011	Sales	(Decrease)	% Change

REVENUE	$7,165	100.00%	$38,961	100.00%	$(31,796)	-81.61%

OPERATING EXPENSES
Cost of sales	3,578	49.94%	31,843	81.73%	(28,265)	-88.76%
Selling, general and administrative expenses	83,528	1165.78%	73,023	187.43%	10,505	14.39%

Loss from operations	(79,941)	-1115.72%	(65,905)	-169.16%	(14,036)	-21.30%

OTHER INCOME/(EXPENSE)
Interest expense	(17,342)	-242.03%	(6,723)	-17.25%	(10,619)	-157.95%
Gain on sale of equipment	-	-	5,000	12.83%	(5,000)	-100.00%

Net loss	$(97,283)	-1357.75%	$(67,628)	-173.58%	$(29,655)	-43.85%

Revenues for the quarter ended July 31, 2012, were $7,165 compared to revenues of $38,961 for the quarter ended July 31, 2011. The decrease is attributable to the Company’s sale cycle which is at its lowest during this time of the year on account of the warm weather. Also, due to the warmer winter that was experienced, our customers are ordering later in the year. Approximately 47% of our revenue for the period was from our Arctic Armor product line. Approximately 15% was for our House wrap product.

Our selling, general and administrative expenses were $83,528 for the three months ended July 31, 2012 compared to $73,023 for the three months ended July 31, 2011. Part of the increase was a result of an increase in professional fees and part was attributable to the cost associated with getting our testing equipment for our House Wrap product up and running.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Nine Months Ended July 31, 2012 with the Nine Months Ended July 31, 2011.

The following table shows a comparison of the results of operations between the nine month periods ended July 31, 2012 and July 31, 2011:

	Nine Months		Nine Months
	Ended		Ended
	July 31,	% of	July 31,	% of	Increase
	2012	Sales	2011	Sales	(Decrease)	% Change

REVENUE	$604,407	100.00%	$754,131	100.00%	$(149,724)	-19.85%

OPERATING EXPENSES
Cost of sales	230,607	38.15%	360,966	47.87%	(130,359)	-36.11%
Selling, general and administrative expenses	493,500	81.65%	376,763	49.96%	116,737	30.98%

Income/(loss) from operations	(119,700)	-19.80%	16,402	2.17%	(136,102)	-829.79%

OTHER INCOME/(EXPENSE)
Interest expense	(53,493)	-8.85%	(38,742)	-5.13%	(14,751)	-38.07%
Gain on sale of equipment	-	-	5,000	0.66%	(5,000)	-100.00%

Net loss	$(173,193)	-28.65%	$(17,340)	-2.30%	$(155,853)	-898.81%

Revenues for the nine months ended July 31, 2012, were $604,407 compared to revenues of $754,131 for the nine months ended July 31, 2011. The decrease was a result of the warmer weather that was experienced in the geographic areas that we market our cold weather apparel.

Our selling, general and administrative expenses were $493,500 for the nine months ended July 31, 2012 compared to $376,763 for the nine months ended July 31, 2011. The increase was a result of an increase in professional fees, bank service charges and the costs of getting our testing equipment for House Wrap operational.

As a result of the warm winter just experienced, we believe that orders for our cold weather products for the forthcoming season will be placed later than usual as customers try to determine what the extent of the cold season will be.

In February 2012, we announced in a press release that our House Wrap product had drawn the interest of several large homebuilders and that samples had been sent to them for evaluation. In order for such homebuilders to buy our House Wrap it must have an ICC certification. ICC is the International Code Council. The lab which we use is in the process of getting its ICC certification. We completed the building of a testing machine that will ensure the House Wrap complies with ICC standards. We are currently debugging the testing machine. We are also in advanced discussions with a large nationwide retailer to sell our House Wrap. We are using an independent sales force experienced in this industry.

INNOVATIVE DESIGNS, INC.

The House Wrap Product will be produced, on a purchase order basis, by a third party manufacturer located in the Northeastern section of the Unites States. The finished product will be stored at our warehouse facility and at the manufacturer’s plant.

We are also having a seam tape, made to our specifications, produced that will be sold with the House Wrap.

Liquidity and Capital Recourses

During the quarter ended July 31, 2012, we funded our operations from revenues from sales. During the quarter, we received three short-term advances totaling $152,000 from private lenders, and $50,000 from Joseph Riccelli, our President and CEO.

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

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July, 2012, we filed a civil complaint in the District Court for the Western District of Pennsylvania against Striker Brands, LLC and Korky’s Outpost, LLC. We assert in the complaint that the defendants make deceptive claims in their advertising and promotions that are aimed at our Arctic Armor products in order to gain an unfair competitive advantage over our products. We are asking for damages from each defendant in excess of $75,000. We are currently awaiting an answer from the defendants.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2012, the Company issued 100,000 shares of its restricted common stock to Mr. James Kearney for professional services. The shares were valued at $.25 per share for an aggregate price of $25,000. The shares were issued without registration under the Securities Act, of 1933, as amended, pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3. QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the fourth quarter ended October 31, 2011, our principle executive/financial officer concluded that these controls and procedures were ineffective. During the fourth quarter ended October 31, 2011 and the first quarter ended January 31, 2012, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was not able to file its Form 10-K or its Form 10-Q within the timeline established by the SEC. There were no reclassifications made during the first quarter of 2012. Management has taken action and as a result the second quarter Form 10-Q was filed in a timely manner.

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

INNOVATIVE DESIGNS, INC.

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By-Laws

10.1	Note Agreement between Sol & Tina Waxman Family Foundation and Innovative Designs, Inc. dated May 2, 2012

10.2	Note Agreement between Joseph Riccelli and Innovative Designs, Inc. dated July 9, 2012

10.3	Note Agreement between Hilary Ackerman and Innovative Designs, Inc. dated July 15, 2012

10.4	Note Agreement between Darryl Zaontz and Innovative Designs, Inc. dated July 15, 2012

31.1	Rule 13a - 14a Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: September 14, 2012	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer

- 12 -