Form 10-K
period 2012-10-31
INNOVATIVE DESIGNS INC
filed 2013-01-28
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended October 31, 2012

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934.

For the Transition period from _______ to ________.

Commission file number: 000-51791

Innovative Designs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0465528
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

124 Cherry Street
Pittsburgh, Pennsylvania	15223
(Address of Principal Executive Offices)	(Zip Code)

(412) 799-0350

(Registrant’s telephone number including area code)

Securities to be registered pursuant to Section 12(b) of the Exchange Act:

Securities registered or to be registered pursuant to Section 12(g) of the Exchange Act:

(Title of Class)

Common Stock, $.0001 par value per share

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

Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $812,761.

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer based on the closing price of $0.42 on January 23, 2013, as reported by the NASDAQ Over-The Counter Bulletin Board, was $3,815,172.

The number of shares of the issuer’s common stock outstanding, as of January 23, 2013, was 18,935,743.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ITEM 1.	DESCRIPTION OF BUSINESS.

The Company, which was incorporated in the State of Delaware on June 25, 2002, markets cold weather recreational and industrial clothing products that are made from INSULTEX, a low density foamed polyethylene, a material with buoyancy, scent block, and thermal resistant properties. The Company has recently added a house wrap made from INSULTEX for the building construction industry. We have a license agreement directly with the owner of the INSULTEX Technology.

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

We offer the following products containing INSULTEX:

•	Floating Swimwear: Product under our product name "Swimeez". Our swimwear is designed to be a swim aid. The interior lining of our swimwear product is made from INSULTEX, which enhances floatability. This product was discontinued during 2010 and we are only selling from our existing inventory.

•	Hunting Apparel Line: Our hunting apparel provides almost total block from odors provided by the INSULTEX material. This product was discontinued during 2010 and we are only selling from our existing inventory.

•	Arctic Armor Line: The Arctic Armor line, introduced in April of 2006, consists of a jacket, bib and gloves. The suit contains 3 layers of INSULTEX for uncompromised warmth and provides the user with guaranteed buoyancy. The gloves contain a single layer of INSULTEX and are windproof, waterproof and good to sub-zero temperatures as are the jacket and bibs.

•	INSULTEX House Wrap: Our house wrap product is designed for the building construction industry. This product, made from INSULTEX, provides barrier protection plus moisture vapor transmission and approximately R3 value insulation. We are currently working on a house wrap line with a much higher R value. We also sell a tape that is designed to be used with the INSULTEX House Wrap.

•	INSULTEX Material: We sell INSULTEX material in bulk to non-competing customers.

We also offer a product that helps restore the waterproof character of the outer side of our Arctic Armor clothing. In addition, we offer cold weather headgear and a base insulation clothing product.

Our apparel products containing INSULTEX are manufactured, under agreement, at a facility we currently utilize in Indonesia. We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes and (b) although we used the services of our Chief Executive Officer and Vice President of Sales and Marketing for these purposes, their efforts are part of their normal responsibilities. Our INSULTEX House Wrap product is manufactured in the United States.

The INSULTEX License and Manufacturing Agreement

Under the terms of the agreement between us and the Ketut Group, Ketut Group agrees to promptly deliver to Innovative Designs, Inc. within twenty-eight (28) days of receiving an order, all INSULTEX ordered by us. Under the terms of the agreement, we are required to pay a fixed amount per meter of INSULTEX. This fixed amount will not change under the agreement for a period of ten (10) years after the date of the agreement was signed, which was April 1, 2006. The agreement provides that after the ten (10) year period, the price of the INSULTEX shall be adjusted for a subsequent ten (10) year term, no more than twelve percent (12%) per the subsequent ten (10) year period. We order INSULTEX from time to time as needed and are not required to purchase any minimum amount of INSULTEX during the term of the agreement, and we are not required to make any minimum annual payment. However, should we place an order; any quantity ordered must be a minimum of 35,000 meters of INSULTEX. We are not required to pay any part of any sublicense fee that we receive from third party sub-licensees, and we are not required to pay any fees to the Ketut Group. This agreement will be in full legal force and effect for an initial term of ten (10) years from the date of its execution. We have the option to renew this agreement for up to three (3) successive terms of ten (10) years each by giving notice of our intention to so renew not less than ninety (90) days prior to the expiration of the then-current term.

The Haas Agreement

On June 16, 2003, we completed an agreement with Haas Outdoors in which Haas Outdoors granted us a non-exclusive wholesale license in North America to: (a) manufacture, or sell products or to have manufactured for us, and to sell licensed products of Haas Outdoors; and (b) use the licensed trademark of Haas Outdoors in association with the marketing and sale of licensed products. The agreement defines licensed products as a product which bears or otherwise includes Haas Outdoors' licensed design and is further restricted to mean only our outdoor apparel. "Licensed design" is defined in the agreement as the camouflage pattern(s) known as the Mossy Oak Break-Up and/or New BreakUp and Duck Blind patterns and which is covered by Haas Outdoors' copyrights, including but limited to United States Copyright Registration No. 2,227,642. The agreement defines "licensed trademark" as Haas Outdoors' trademarks Mossy Oak Break-Up and/or New BreakUp and Duck Blind patterns. The term of the agreement is two years from the effective date of the agreement, May 30, 2003. During 2010, the Company extended the terms of this agreement with Haas Outdoors for an additional two years. We paid a one-time $250 licensing fee for these rights. We are also required to pay to Haas Outdoors a running royalty, which is included in the price of fabrics purchased from licensed vendors of Haas Outdoors.

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

The Jordan Agreement

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

House Wrap

In early January 2008, we announced that we had completed our research and development effort on a new use for INSULTEX as a house wrap for the building construction industry. This house wrap provides barrier protection plus moisture vapor transmission and the novel feature of approximately R3 value insulation. The INSULTEX House Wrap was designed specifically to add enhanced insulating characteristics. In addition the house wrap is priced competitively with existing house wraps that do not provide any insulation. The development efforts were conducted by our own personnel and outside consultant. The testing phase has been completed and the product was found to be up to code and we are now offering it for sale. We are also working on developing a house wrap with a much higher R value.

Website and Retailers

We sell both wholesale and retail products on our web site. Our web site, located at www.idigear.com, contains information on our products, technical information on INSULTEX insulation, e-commerce capabilities with "shopping cart", wholesaler information and order forms, company contact information, and links to retailers that carry our products. We have obtained the services of BA Web Productions who assists us in designing and continually developing our website. Our web site features a "wholesaler only" area, allowing our wholesalers access to information, ordering, and reordering. Our products are offered and sold by retailers, distributors and through our web site in all states and Canada. Except for products sold through our web site, others who purchase our products do so at wholesale prices which they plan to sell at their retail prices, or use within their industry:

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

Certain retailers buy directly from us. We have no verbal or written agreements with them. These retailers purchase our products strictly on a purchase order basis. During our last fiscal year, we sold our products to such retailers as Canadian Tire, Red Rock Wilderness Store, Scheels and Frank’s Great Outdoors. Some of our distributors during the last fiscal year were Big Rock Sports, Triple S Pro Fishing Supplies and Fleece Corner. We also sell our cold weather products to various divisions of CSX railroad. We distribute our products to the following:

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

INSULTEX House Wrap

We offer our house wrap product directly to builders through our website and distributors. In December 2012, we entered into a Master Standard Buying Agreement with Lowes Companies, Inc. to offer INSULTEX House Wrap in their stores. We are currently working with Lowes to add the product onto their website.

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

(c) initiate relationships with local and national recreational organizations; and

(d) provide support to our manufacturer representatives

Contract with Manufacturer

We utilize the services of sales agencies to represent our products in the United States and Canada.

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

Develop Trade Show Booth

We use our own personnel to design and develop a portable display booth, and product materials to be used in sporting goods and outdoor apparel trade shows. During the last fiscal year we did not attend any trade shows.

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

The fulfillment process involved in completing wholesale orders for non-stocked Arctic Armor products is described below:

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

In 2004, we were granted a trademark for our name "idigear" with the United States Patent and Trademark Office.

In 2007, we were granted the mark "INSULTEX" by the United States Patent and Trademark Office.

In 2011, we were granted a trademark for “INSULTEX HOUSE WRAP” by the United States Patent and Trademark Office.

In December 2009, we filed a patent application, No. 12 642714, with the United States Patent and Trademark Office for our Composite House Wrap. The application is still pending. We had filed a provisional application in December 2008.

In February of 2010, we filed a patent application for a composite material for clothing. The application is still pending. We had filed a provisional application in January 2009.

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

We have spent no funds on research and development of our products. In March of 1999, our ex-affiliate, RMF Global, hired and paid $5,275 to Vartest Laboratories, Inc. to perform testing of the INSULTEX material. Other than the testing performed by Vartest Laboratories, Inc., Innovative Designs, Inc. has spent no significant funds on research and development. We are using an outside consultant for the development of our House Wrap product. We do not pay the consultant but intend to share part of our sales revenue to the consultant.

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

We are not aware of any governmental regulations that will affect the Internet aspects of our business. However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations, and financial condition.

Moreover, the interpretation of sales tax, libel, and personal privacy laws applied to Internet commerce is uncertain and unresolved. We may be required to qualify to do business as a foreign corporation in each such state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Any such existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

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

Significant Customers

During our fiscal year ended October 31, 2012, two customers accounted for more than ten percent of our sales, Fleece Corner (11.4%) and Pro Fishing Supplies (11.5%). Red Rock Wilderness accounted for 6.5% of sales.

ITEM 2.	PROPERTIES.

Since May 2002, we have maintained an executive office of 1500 square feet at 223 North Main Street, Suite 1, Pittsburgh, Pennsylvania 15215. We pay monthly rent of $700 to Riccelli Properties, a property management firm owned by our Chief Executive Officer, Joseph Riccelli. We have a verbal lease agreement with Riccelli Properties to pay Riccelli Properties $700 per month. This verbal agreement further provides that we or Riccelli Properties may terminate this verbal lease at any time with 30 days written notice. Mr. Riccelli estimates that he uses this office approximately twenty percent of his professional time.

In October 2002, we arranged for the lease of warehouse space for our inventory and raw materials at 124 Cherry Street, Etna, Pennsylvania. We also use this space as our principle executive offices. This facility encompasses 13,000 square feet of storage space on the first floor and 2,000 square feet for our sales department offices located on the second floor. We have entered into a verbal agreement with the owner of the building and we pay $3,500 per month for the space. This facility is composed of: (a) warehouse and storage areas including four (4) shipping bays and a distribution area consisting of square footage to store upward of 250,000 finished goods products; and (b) four (4) offices, one (1) conference room, with presentation area and sample display and (2) bathrooms totaling approximately 2,000 square feet located on the second floor. Mr. Frank Riccelli is the brother to our Chief Executive Officer and the owner of the property. The condition of our leased property is good.

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

With regard to the civil complaint we filed in July 2012, in the District Court for the Western District of Pennsylvania against Striker Brands and Korky’s Outpost, LLC, asserting deceptive claims aimed at our Artic Armor products, the defendants filed a counterclaim asserting libel and slander and tortuous interference. This matter is pending. In addition, the Striker Brands, LLC filed an action in the District Court for Ramsey County, Second Judicial District, State of Minnesota alleging interference with prospective business advantage and defamation. They also named as a defendant an independent sales agent of the Company. The Company did not timely respond to the Summons & Complaint in the Minnesota action. A hearing on Striker Brands LLC's default judgment is scheduled for February 19, 2013. The Company has filed a motion with the court requesting an extension of time to respond to the Summons and Complaint. That motion is currently under advisement and, if granted, will cure the default.

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

FY 2012	Low	High
Fourth Quarter	$0.19	0.49
Third Quarter	$0.33	0.51
Second Quarter	$0.08	0.60
First Quarter	$0.08	0.15

FY 2011	Low	High
Fourth Quarter	$0.08	0.20
Third Quarter	$0.08	0.16
Second Quarter	$0.14	0.25
First Quarter	$0.21	0.35

On January 23, 2013, the closing bid price was $0.42.

The source of the above data is http://finance.yahoo.com.

Holders

As of January 23, 2013, we had 158 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding.

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

On April 24, 2012, the Company issued 35,000 shares of its common stock for professional services for $.30 per share or $10,500. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

On July 2, 2012, the Company issued 100,000 shares of its common stock for professional services for $.25 per share or $25,000. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

On October 4, 2012, the Company issued 25,000 shares of its common stock for professional services for $.20 per share or $5,000. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

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

Results of Operations

Comparison of the fiscal year ended October 31, 2012, with the fiscal year ended October 31, 2011.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2012 and October 31, 2011:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October 31,	% of	October 31,	% of	Increase
	2012	Sales	2011	Sales	(Decrease)	% Change

REVENUE	$812,761	100.00%	$1,039,149	100.00%	$(226,388)	-21.79%

OPERATING EXPENSES
Cost of sales	320,021	39.37%	489,344	47.09%	(169,323)	-34.60%
Selling, general and administrative expenses	635,255	78.16%	495,907	47.72%	139,348	28.10%

Income/(loss) from operations	(142,515)	-17.53%	53,898	5.19%	(196,413)	-364.42%

OTHER INCOME/(EXPENSE)
Other income	600	0.07%	11,984	1.15%	(11,384)	-94.99%
Interest expense	(122,799)	-15.11%	(55,816)	-5.37%	(66,983)	120.01%
Loss contingency	(190,000)	-23.38%	-	0.00%	(190,000)	-100.00%
Gain on sale of equipment	-	0.00%	5,000	0.48%	5,000	-100.00%

Net income (Loss)	$(454,714)	-55.95%	$15,066	1.45%	$(469,780)	-1,574.27%

Shares outstanding	18,935,743		18,775,743

Earnings per share	$(0.024)		$0.001

Fiscal years ended October 31, 2012 and 2011

Results of Operations

Revenues for the fiscal year ended October 31, 2012, were $812,761 compared to revenues of $1,039,149 for the comparable period ending October 31, 2011. The decrease in revenue is a result of the warm weather in those areas of North America where we sell our cold weather products. Approximately $110,000 of revenues was from our hunting apparel line. Nearly all of the remaining revenues were derived from our Arctic Armor product line. Revenues are net of returns and discounts. During the period we took back products valued at approximately $17,800. We estimate that approximately sixty percent of our cold weather apparel products are sold to outdoor sportsmen.

Selling, general and administrative expense increased from $495,907 in fiscal year 2011, to $635,255 in fiscal year ending October 31, 2012. Some of the increases were for; salaries $54,000, bank service charges $16,000, professional fees $24,000, house wrap testing and development $15,000 and advertising $14,000.

Our cost of sales decreased from $489,344 as of October 31, 2011 to $320,021 as of October 31, 2012. Part of the decrease is approximately $51,000, which is part of the allowance write-off in prior years for the hunting apparel which we sold in the current fiscal year.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2012, we funded our operations from revenues from sales, and loans from our Chief Executive Officer and others. We will continue to fund our operations from these sources and the possible sale of our securities until we are able to secure commercial lending arrangements. We are not presently seeking any commercial credit arrangements based on our past attempts to do so.

Short Term: We funded our operations with revenues from sales and from loans from our Chief Executive Officer and others. During the fiscal year ended October 31, 2012, we borrowed approximately $268,000 from these sources. We cannot access commercial lines of credit.

Our existing debt obligations consist of the following:

•	US SBA Loan. The amount was $280,100. This was a disaster loan assistance program. The date of the loan was July 12, 2005. The interest rate is 2.9% yearly. Payments are $1,186 per month for thirty years. The loan is guaranteed by our CEO and he and his spouse have pledged certain assets as collateral for the loan. The loan was modified on January 23, 2006. The new loan amount is $430,500. The monthly payments are $1,820 and the loan matures in July 2035. As the loan was for a specific disaster assistance program we cannot obtain any additional funds.

•	Note Payable $100,000 - James Kearney. The principal amount of the loan is $100,000 and the interest owed is $92,000. Interest has stopped on the loan. Interest and principle are due and payable in full at any time after December 10, 2005. As of October 31, 2012, $12,500 in principle plus accrued interest was still outstanding.

•	Note Payable $10,000 - Frank Riccelli. Interest is at 10% for 120 days. The principal and interest was due on demand on December 20, 2011, but was extended through a verbal agreement. As of October 31, 2012, $10,000 in principle plus accrued interest was still outstanding.

•	Note Payable $8,000 - Roberta Riccelli. Interest is at 10% for 120 days. The principal and interest was due on June 17, 2012, but was extended through a verbal agreement. As of October 31, 2012, $8,000 in principle plus accrued interest was still outstanding.

•	Note Payable $100,000 - Sol & Tina Waxman Family Foundation. Interest is at 10% for 6 months. The principal and interest is due on demand on December 20, 2012. As of October 31, 2012, $75,000 in principle plus accrued interest was still outstanding.

•	Note Payable $50,000 - Joseph Riccelli. Interest is at 10% for 120 days. The principal and interest is due on demand on November 9, 2012. As of October 31, 2012, $50,000 in principle plus accrued interest was still outstanding.

•	Note Payable $27,000 - Darryl Zaontz. Interest is at 10% for 6 months. The principal and interest is due on demand on January 31, 2013. As of October 31, 2012, $27,000 in principle plus accrued interest was still outstanding.

•	Note Payable $25,000 - Hilary Ackermann. Interest is at 10% for 6 months. The principal and interest is due on demand on January 31, 2013. As of October 31, 2012, $15,000 in principle plus accrued interest was still outstanding.

•	Note Payable $50,000 - Aaron Riccelli. Interest is at 10% for 120 days. The principal and interest is due on demand on January 14, 2013. As of October 31, 2012, $50,000 in principle plus accrued interest was still outstanding.

•	Note Payable $8,476 - Prime Rate Premium Finance Corporation, Inc. Interest is at 12.50% for 9 months. Final payment is due on January 10, 2013. As of October 31, 2012, $1,885 in principle was still outstanding.

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

Disclosure Controls and Procedures

Management of Innovative Designs is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

At this time we do not have the financial resources to employee a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire a designate individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Effective March 19, 2008, our Chief Executive Officer assumed the duties of the Chief Financial Officer.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management, assessed the effectiveness of our internal control over financial reporting as of October 31, 2012. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer / Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2012. In particular, our controls over financial reporting were not effective in the specific areas described in the paragraphs below.

As of October 31, 2012 our Chief Executive Officer / Chief Financial Officer identified the following specific material weakness in the Company's internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having such policies and procedures in place amounts to a material weakness in the Company's internal controls over its financial reporting process.

• Representative with Financial Expertise — For the year ended October 31, 2012, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. All of our financial reporting is carried out by one individual and the use of an external accounting firm. This lack of accounting staff results in a lack of segregation of duties, timeliness in closing the books and records, delays in filing quarterly financial information, numerous post closing adjusting journal entries and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company's internal controls over its financial reporting processes.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	63	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman	1 year
Dean P. Kolocouris	42	Director	1 year
Robert D. Monsour	62	Director	1 year
Daniel P. Rains	60	Director	1 year

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

Nominating and Compensation Committees

We do not have either a nominating committee or a compensation committee. The basis for the Board of Directors to not have a nominating committee is the fact that our principal stockholder who is also our CEO and Chairman of the Board controls approximately fifty-one percent of the voting stock. And the Company has never held an Annual Meeting of stockholders. New board members are recommended to the Board by the Chairman of the Board.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli, CEO, Chairman	2012	$65,639	0	0	0	0	0	0	$65,639

Joseph Riccelli, CEO, Chairman	2011	$15,000	0	0	0	0	0	0	$15,000

During 2012, we paid our Chief Executive Officer $65,639 in compensation.

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

Director Compensation

Name	Fees Paid or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dean P. Kolocouris	0	0	0	0	0	0	0

Robert D. Monsour	0	0	0	0	0	0	0

Daniel P. Rains	0	0	0	0	0	0	0

Joseph Riccelli	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warranties and rights	Weighted-average exercise price of outstanding options, warranties and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	$400,000	$0.42	(2)	$383,000

(1)	The Company has issued an additional 12,000 shares of its stock to various consultants in exchange for past and future services. The weight average price per share was $0.2818.

(2)	Weighted average price was based on market value of the shares on or about the date the service was performed. Market value of the price per share ranged from $2.00 to $0.15 per share over the period of time in which the various services were performed.

(3)	All stock that has been issued by the Company out of the equity compensation plan was for the exchange of professional services. No shares were sold for cash.

Use of Proceeds from Registered Securities

Not Applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

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

Security Ownership of Management

Title of Class	Name and Address	Amount	Nature	Percent

Common Stock	Joseph Riccelli	8,914,000	Direct	47.48%
	Chief Executive Officer
	Chairman of the Board (1)	801,000	Indirect	4.27%
	of Directors
	142 Loire Valley Drive
	Pittsburgh, Pa 15209

Common Stock	Robert D. Monsour	-
	Director
	6131 Saltzburg Road
	Murrysville, PA 15668

Common Stock	Dean P. Kolocouris	52,000	Direct	*
	Director
	120 Timberglen Drive
	Imperial, Pa 15216

Common Stock	Daniel P. Rains	85,000	Direct	*
	2509 Wigham Road
	Aliquippa, PA 15001

All Directors and Executive Officers as a Group		9,852,000		52.47%

*	Represents less than one percent.

(1)	Represents 561,000 shares of common stock held in the Gino A. Riccelli Trust and 240,000 shares of common stock held in the Joseph A. Riccelli Trust. Both Trusts are for the sons of our Chief Financial Officer. Mr. Joseph Riccelli is the trustee of both trusts.

By virtue of his stock ownership or control over our stock, Mr. Riccelli may be deemed to “control” the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our officers and directors may encounter conflicts of interests between our business objectives and their own interests. We have not formulated a policy for the resolution of such conflicts. Future transactions or arrangements between or among our officers, directors and shareholders, and businesses they control, may result in conflicts of interest, and the conflicts may be resolved in favor of businesses that our officers or directors are affiliated, which may have an adverse effect on our revenues.

Our officers and directors have the following conflicts of interests:

•	We lease our executive offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli for which we pay $700 per month for a total of $8,400 per year and we lease our warehouse space from the brother of our Chief Executive Officer. We pay $3,500 per month for a total of $42,000 per year.

We have received advances from our Chief Executive Officer.

•	We received various advances from Joseph Riccelli. We currently owe approximately $84,100 on the advances; there are no written loan documents to evidence these advances. These advances accrue interest at a rate of 8% per quarter and the advances have no specified repayment terms.

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

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2012 and 2011, our current auditors, Louis Plung & Company billed the Company $18,000 for professional services, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested]**
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between HAAS outdoors, Inc. and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005.***
10.8	Agreement by and between Innovative Designs, Inc. and James Kearney, dated July 28, 2004.***
10.9	Note Agreement between Roberta Riccelli and Innovative Designs, Inc., dated February 17, 2012, principle amount $8,000.
10.10	Note Agreement between Sol & Tina Waxman Family Foundation and Innovative Designs, Inc., dated May 2, 2012, principle amount $50,000.*****
10.11	Note Agreement between Joseph Riccelli and Innovative Designs, Inc., dated July 9, 2012, principle amount $50,000.*****
10.12	Personal Service Agreement dated May 5, 2005, by and between Innovative Designs, Inc. and William Thomas Mass.****
10.13	Note Agreement between Darryl Zaontz and Innovative Designs, Inc., dated July 12, 2012, principle amount $27,000.*****
10.14	Note Agreement between Hilary Ackermann and Innovative Designs, Inc., dated July 12, 2012, principle amount $25,000.*****
10.15	Note Agreement between Aaron Riccelli and Innovative Designs, Inc., dated September 14, 2012, principle amount $50,000.
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the years ended October 31, 2011 and 2010, (ii) the Balance Sheets at October 31, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended October 31, 2011 and 2010 and (iv) the notes to the Financial Statements.

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008
***	Previously filed as exhibits to Form 10-K/A filed November 23, 2009
****	Previously filed as exhibits to Form 10-K/A-1 filed January 10, 2010
*****	Previously filed as exhibits to Form 10-Q filed on September 14, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: January 23, 2013	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 23, 2013	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principle
Accounting Officer, and Chairman
of the Board of Directors

Date: January 23, 2013	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date:	by:	*
Robert D. Monsour
Director

Date: January 23, 2013	by:	/s/ Daniel Rains
Daniel Rains
Director

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

October 31, 2012 and 2011

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors

Innovative Designs, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying balance sheets of Innovative Designs, Inc. (a Delaware corporation) as of October 31, 2012 and 2011, and the related statements of operations, stockholders' deficit equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Designs, Inc. as of October 31, 2012 and 2011, and the results of its operations, and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Louis Plung & Company, LLP

Pittsburgh, Pennsylvania

January 23, 2013

INNOVATIVE DESIGNS, INC.

BALANCE SHEETS

October 31, 2012 and 2011

	2012	2011

ASSETS
CURRENT ASSETS
Cash	$54,995	$91,209
Accounts receivable	102,350	191,135
Inventory - net of obsolete inventory reserve of $65,000 and $116,439, respectively	623,722	700,931
Deposits on inventory	44,514	37,896
Prepaid insurance	4,360	-
Total current assets	829,941	1,021,171

PROPERTY AND EQUIPMENT - NET	20,448	1,271

TOTAL ASSETS	$850,389	$1,022,442

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$64,455	$77,979
Current portion of notes payable	91,298	110,178
Accrued interest expense	190,859	104,703
Due to shareholders	266,600	247,100
Loss contingency	190,000	-
Accrued expenses	876	6,470
Total current liabilities	804,088	546,430

Long-term portion of notes payable	347,663	363,160

TOTAL LIABILITIES	1,151,751	909,590

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, and 18,935,743 and 18,775,743 issued and outstanding as of October 31, 2012 and 2011, respectively	1,896	1,880
Additional paid-in capital	5,688,645	5,648,161
Accumulated deficit	(5,991,903)	(5,537,189)
Total stockholders' (deficit) equity	(301,362)	112,852

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$850,389	$1,022,442

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS

For the Fiscal Years Ended October 31, 2012 and 2011

	2012	2011

REVENUES	$812,761	$1,039,149

OPERATING EXPENSES
Cost of sales	320,021	489,344
Selling, general and administrative expenses	635,255	495,907

INCOME FROM OPERATIONS	(142,515)	53,898

OTHER INCOME (EXPENSE)
Gain on sale of equipment	-	5,000
Other income	600	11,984
Loss contingency	(190,000)	-
Interest expense	(122,799)	(55,816)

TOTAL OTHER INCOME (EXPENSE)	(312,199)	(38,832)

NET (LOSS) INCOME	$(454,714)	$15,066

PER SHARE INFORMATION
Basic

Net (Loss) Income Per Common Share	$(0.012)	$0.001

Weighted Average Number of Common Shares Outstanding	18,830,401	18,756,455

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Fiscal Years Ended October 31, 2012 and 2011

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2010	18,730,743	$1,875	$5,643,666	$(5,552,255)	$93,286

Shares issued for services	45,000	5	4,495	-	4,500

Net income	-	-	-	15,066	15,066

Balance at October 31, 2011	18,775,743	1,880	5,648,161	(5,537,189)	112,852

Shares issued for services	160,000	16	40,484	-	40,500

Net loss	-	-	-	(454,714)	(454,714)

Balance at October 31, 2012	18,935,743	$1,896	$5,688,645	$(5,991,903)	$(301,362)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended October 31, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(454,714)	$15,066
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Common stock issued for services	40,500	4,500
Depreciation	649	534
Gain on sale of equipment	-	(5,000)
Provision for inventory reserves	(51,439)	(9,753)
Increase (decrease) from changes in:
Accounts receivable	88,785	(38,928)
Inventory	128,648	213,309
Deposits on inventory	(6,618)	(37,896)
Prepaid insurance	(4,360)	-
Loss contingency	190,000	-
Accounts payable	(13,524)	34,468
Accrued expenses	(5,594)	5,574
Accrued interest expense	86,156	83

Net cash (used in) provided by operating activities	(1,511)	181,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,826)	-
Proceeds from sale of equipment	-	5,000

Net cash (used in) provided by investing activities	(19,826)	5,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder advances	(165,500)	(67,264)
Proceeds from shareholder advances	185,000	-
Payments on related party note	-	(69,636)
Payments on notes payable	(117,853)	(254,798)
Proceeds from notes payable	83,476	179,000

Net cash used in financing activities	(14,877)	(212,698)

Net decrease in cash equivalents	(36,214)	(25,741)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	91,209	116,950

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$54,995	$91,209

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,643	$44,422

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year End - The Company’s fiscal year ends on October 31. The fiscal years ending October 31, 2012 and 2011 are referred to as 2012 and 2011, respectively, throughout the Company’s financial statements.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is derived from sales of the Company’s recreational products such as Arctic Armor. Sales of these items are recognized when the items are shipped. The Company offers a 5 day return policy and no warranty on all of its products. All sales outside the United States are entered into using the U.S. dollar as its functional currency. During 2012 and 2011, the Company took back certain products from customers that accounted for $17,778 and $74,589 in revenue, respectively. The Company was not required to accept these returns but made a business decision to do so.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of the Company’s debt instruments approximates their fair values as the interest is tied to or approximates market rates.

Estimated Uncollectable Accounts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2012 and 2011, accordingly, no allowance for doubtful accounts is provided. During 2012, the Company wrote-off approximately $3,800 in uncollectable accounts receivable.

Inventory - Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. A reserve balance of approximately $65,000 and $116,000 was recorded as of October 31, 2012 and 2011, respectively. The reserve is evaluated on a quarterly basis and adjusted accordingly.

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

Impairment of Long-lived Assets - Management of the Company considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded in 2012 and 2011.

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

The Company is subject to routine audits by taxing jurisdictions: however, there are currently no audits for any tax periods in progress. The Company believes it is no longer subject to income tax examinations for years up to and including the year ended October 31, 2009.

Freight Costs - Freight costs associated with acquiring inventories are charged to cost of goods sold when incurred. Freight costs for delivering products to customers are included in revenues from sales at the time the goods are shipped.

Net Income Per Common Share - The Company calculates net income per share in accordance with ASC Topic 260 “Earnings per Share”. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. The Company only has common stock outstanding for 2012 and 2011. As a result, diluted earnings per share was not calculated.

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

New Accounting Pronouncements - During 2012 and 2011, the FASB issued various Accounting Standards Updates (“ASUs”). Based on management’s review, it was determined that the ASUs will have no material effect on the Company’s financial statements. As new ASUs are issued, management will evaluate their impact on the Company. Any future impact will be included in the notes to the Company’s financial statements.

2.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2012	2011

Equipment	$28,987	$17,002
Furniture and fixtures	11,092	11,092
Leasehold improvements	4,806	4,806
Automobile	7,841	-
	52,726	32,900

Less accumulated depreciation	32,278	31,629

Property and equipment - net	$20,448	$1,271

Depreciation expense for the years ended October 31, 2012 and 2011 was $649 and $534, respectively.

During the fiscal year ended October 31, 2011, the Company received $5,000 relating to the sale of fully depreciated fixed assets, which was presented as a gain on sale within the 2011 statement of operations.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

3.	BORROWINGS

Borrowings at October 31, 2012 and 2011 consisted of the following:

	2012	2011

Due to Shareholders

Note Payable - Joseph Riccelli
Interest is 8% per quarter with no payment terms.	$84,100	$142,100

Note Payable $100,000 - James Kearney, September 2005.
Interest of $8,000 per quarter was charged from October 2005 through October 2008; principal and interest due and payable in full at any time after December 10, 2005.	12,500	25,000

Note Payable $10,000 - Frank Riccelli, July 2011.
Due December 20, 2011; payable on demand; interest is 10% for 120 days. Note was extended through a verbal agreement.	10,000	10,000

Note Payable $5,000 - Dr. John Bailliet, September 2011.
Due December 7, 2011; payable on demand; interest is 10% for 90 days. This note was paid in full during the current year.	-	5,000

Note Payable $50,000 - Sol & Tina Waxman Family
Foundation. Due December 31, 2011; payable on demand; interest is 10% for 120 days. This note was paid in full during the current year.	-	50,000

Note Payable $15,000 - Darryl Zaontz, September 2011.
Due January 7, 2012; payable on demand; interest is 10% for 120 days. This note was paid in full during the current year.	-	15,000

Note Payable $8,000 - Roberta Riccelli, February 2012.
Due June 17, 2012; interest is 10% for 120 days.	8,000	-

Note Payable $100,000 - Sol & Tina Waxman Family
Foundation, May 2012. Due December 20, 2012; payable on demand; interest is 10%.	75,000	-

Subtotal	$189,600	$247,100

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2012	2011

Subtotal from Page 39	$189,600	$247,100

Note Payable $50,000 - Joseph Riccelli, July 2012.
Due January 9, 2013; interest is 10% for 120 days.	50,000	-

Note Payable $27,000 - Darryl Zaontz, July 2012.
Due January 31, 2013; payable on demand; interest is 10% for 6 months.	27,000	-

Total Due to Shareholders	$266,600	$247,100

Notes Payable

Note Payable - U.S. Small Business Administration.
Due July 2035; payable in monthly installments of $1,820 including interest at 2.9% annum.	$362,076	$374,338

Note Payable $20,000 - Corinthian Development, LLC.
Due November 15, 2011; payable on demand; interest is 10% for 120 days. This note was paid in full during the current year.	-	20,000

Note Payable $34,000 - Xunjin Hua, August 2011.
Due December 20, 2011; payable on demand; interest is 10% for 120 days. This note was paid in full during the current year.	-	34,000

Note Payable $20,000 - Aaron Riccelli, September 2011.
Due January 10, 2012; payable on demand; interest is 10% for 120 days. This note was paid in full during the current year.	-	20,000

Note Payable $25,000 - Janet Thomas, October 2011.
Due January 22, 2012; payable on demand; interest is 10% for 90 days. This note was paid in full during the current year.	-	25,000

Subtotal	$362,076	$473,338

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2012	2011

Subtotal from Page 40	$362,076	$473,338

Note Payable $8,477 - Prime Rate Premium Finance
Corporation, March 2012. Monthly payments of $992 due beginning April 10, 2012, including interest at 12.5%.	1,885	-

Note Payable $25,000 - Hilary Ackermann, July 2012.
Due January 31, 2013; payable on demand; interest is 10% for 6 months.	25,000	-

Note Payable $50,000 - Aaron Riccelli, September 2012.
Due January 14, 2013; payable on demand; interest is 10% for 120 days.	50,000	-

Total Notes Payable	$438,961	$473,338

Total Borrowings	705,561	720,438

Less Due to Shareholders	266,600	247,100

Less Current Portion of Notes Payable	91,298	110,178

Total Long Term Portion of Notes Payable	$347,663	$363,160

Maturities of long-term debt are as follows:

Year Ending
October 31	Amount Due

2013	$354,951
2014	11,803
2015	12,150
2016	12,481
2017	12,874
Thereafter	301,302

Total	$705,561

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

THE COMPANY HAS RECEIVED VARIOUS ADVANCES FROM JOSEPH RICCELLI WHICH HAVE BEEN USED TO FuND OPERATIONS. THESE advances TOTALED $84,100 AS OF OCTOBER 31, 2012. EFFECTIVE NOVEMBER 1, 2011, MANAGEMENT AUTHORIZED ACCRUED INTEREST TO BE APPLIED ON ALL ADVANCES MADE BY JOSEPH RICCELLI SINCE INCEPTION. THIS RESULTED IN INTEREST EXPENSE OF APPROXIMATELY $77,000.

In September 2005, the Company entered into a new loan agreement with James Kearney for a note payable. This new agreement is for a prior note payable of $100,000, dated July 2004. Interest of $8,000 per quarter was charged from October 2005 through October 2008. Interest accrued and due on this note was $92,000 as of October 31, 2012. The principal and interest are due and payable in full at any time after December 10, 2005. The principal balance as of October 31, 2012 and 2011 was $12,500 and $25,000, respectively.

In July 2005, the Company was approved for a low interest promissory note from the U.S. Business Administration in the amount of $280,100. The Company qualified for the loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004. The note bears interest at an annual rate of 2.9%. Monthly installment payments, including principal and interest of $1,186 began five months from the date of the promissory note. The note is payable over 30 years. Certain guarantees of collateral were made by the Company’s Chief Executive Officer and shareholder, Joseph Riccelli to service the note. The Company was to use the loan proceeds to repair or replace the following: approximately $6,200 for machinery and equipment; approximately $80,100 for furniture and fixtures; approximately $148,700 for inventory; and approximately $45,100 for working capital. The Company received the full amount of this loan at October 31, 2005. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note still bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, of $1,820 are due each month beginning February 13, 2006. All remaining principal and accrued interest are due and payable on July 13, 2035. The loan balance was $362,076 and $374,338 at October 31, 2012 and 2011, respectively.

In July 2011, the Company entered into a note payable with Corinthian Development, LLC for $20,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was paid in full during the current year.

In July 2011, the Company entered into a note payable with Frank Riccelli for $10,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance at October 31, 2012 was $10,000.

In August 2011, the Company entered into a note payable with Xunjin Hua for $34,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was paid in full during the current year.

In June 2011, the Company entered into a note payable with the Sol & Tina Waxman Family Foundation for $50,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 180 days. The Company has pledged 250,000 shares of its stock, as collateral. This note is also personally guaranteed by the Company’s president. This note was paid in full during the current year.

In September 2011, the Company entered into a note payable with Dr. John Bailliet for $5,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 90 days. This note was paid in full during the current year.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

In February 2012, the Company entered into a note payable with Roberta Riccelli for $8,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. The loan balance at October 31, 2012 was $8,000.

In March 2012, the Company entered into a note payable with Prime Rate Premium Finance for $8,477. This loan was to be used to finance insurance premiums of the Company. Monthly payments of $992 were due beginning April 10, 2012, including interest at 12.5%. The loan balance at October 31, 2012 was $1,885.

In May 2012, the Company entered into a note payable with the Sol & Tina Waxman Family Foundation for $100,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 180 days. The Company has pledged 250,000 shares of its stock, as collateral. This note is also personally guaranteed by the Company’s president. The loan balance at October 31, 2012 was $75,000.

In July 2012, the Company entered into a note payable with its president, Joseph Riccelli for $50,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. The loan balance at October 31, 2012 was $50,000.

In July 2012, the Company entered into a note payable with Darryl Zaontz for $27,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 180 days. The loan balance at October 31, 2012 was $27,000.

In July 2012, the Company entered into a note payable with Hilary Ackermann for $25,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. The loan balance at October 31, 2012 was $25,000.

In September 2012, the Company entered into a note payable with Aaron Riccelli for $50,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. The loan balance at October 31, 2012 was $50,000.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company has one customer that accounted for approximately 12% of the Company’s revenues for the years ended October 31, 2012 and 2011, respectively. In addition, there was another customer that accounted for approximately 11% of the Company’s revenues for the year ended October 31, 2012. The Company had one customer that accounted for approximately 6% of the Company’s revenue for year ended October 31, 2012.

Accounts receivable from one customer was approximately 14% of the Company’s accounts receivable as of October 31, 2012. Two different customers accounted for approximately 18% and 12% of the Company’s October 31, 2011 accounts receivable balance.

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company. Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia, and one manufacturer that produces house wrap on behalf of the Company.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

6.	INCOME TAXES

In prior years the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2011 tax year, fiscal year end October 31, 2012, the Company had net operating loss carryforwards of approximately $2,566,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2024 tax year, fiscal year end October 31, 2025. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2012	2011

Net operating loss carryforward	$872,600	$879,400
Depreciation	(200)	(200)
Net deferred tax assets before valuation allowance	872,400	879,200
Less: Valuation allowance	(872,400)	(879,200)

Net deferred tax assets	$-	$-

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of October 31, 2012 and 2011, respectively.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2012	2011

Federal statutory rate	34%	34%
Effect of net operating losses	(34)%	(34)%

Effective income tax rate	-	-

The Company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

7.	COMMITMENTS

The Company currently maintains two locations which are leased pursuant to oral agreements on a month-to-month basis. The Company leases our executive offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli, Sr., for $700 per month. The Company leases warehouse space from the Frank Riccelli, a stockholder and brother of our Chief Executive Officer, for $3,500 per month. For the years ended October 31, 2012 and 2011, rent expense totaled approximately $50,400 and $46,200, respectively.

8.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$551,771	$45,471	$7,165	$208,354	$812,761

Income/(loss) from operations	129,715	(169,474)	(79,941)	(22,815)	(142,515)

Net income (loss)	$108,019	$(183,929)	$(97,283)	$(281,521)	$(454,714)

Weighted average shares outstanding	18,775,743	18,783,132	18,843,352	18,918,352	18,830,401

Basic income/(loss) per share	0.006	(0.010)	(0.005)	(0.015)	(0.024)

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$681,009	$34,161	$38,961	$285,018	$1,039,149

Income/(loss) from operations	222,341	(104,034)	(65,905)	37,496	53,898

Net income (loss)	$199,940	$(149,651)	$(67,628)	$32,405	$15,066

Weighted average shares outstanding	18,730,743	18,743,159	18,775,743	18,755,743	18,756,455

Basic income/(loss) per share	0.011	(0.008)	(0.004)	0.002	0.001

9.	COMMON STOCK

On April 16, 2011, the Company issued 25,000 shares of its common stock for professional services for $.10 per share or $2,500. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

On April 17, 2011, the Company issued 20,000 shares of its common stock for professional services for $.10 per share or $2,000. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On April 12, 2012, the Company issued 35,000 shares of its common stock for professional services for $.30 per share or $10,500. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On July 2, 2012, the Company issued 100,000 shares of its common stock for professional services for $.25 per share or $25,000. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 4, 2012, the Company issued 25,000 shares of its common stock for professional services for $.20 per share or $5,000. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

10.	Related Party Transactions

The Company has entered into various debt agreements with related parties. These agreements are classified as shareholder loans within Note 3 to the financial statements.

The Company has entered into 2 verbal lease agreements as further discussed in Note 7 to the financial statements.

11.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through January 23, 2013, the date these financial statements were available to be issued. During such evaluation no subsequent events were identified except those discussed below.

On January 15, 2013, the Company received a short-term advance of $20,000 from a shareholder. Interest is at 10% for 4 months.

Subsequent to October 31, 2012, the Company was named as a defendant in a claim asserting libel, slander, and torturous interference. The Company did not respond in a timely manner to the summons & complaint in the Minnesota action, and as a result a default judgment hearing is scheduled during February 2013. The Company has filed a motion for an extension to respond to the summons. Additionally, the Company has recorded a contingent liability of approximately $190,000 related to the default judgment.

Page Intentionally Left Blank