Form 10-Q
period 2013-01-31
INNOVATIVE DESIGNS INC
filed 2013-03-22
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ________.

Commission File Number: 000-51791

INNOVATIVE DESIGNS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	03-0465528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

124 Cherry Street

Pittsburgh, Pennsylvania 15223

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

As of March 20, 2013, there were 18,965,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:   YES  ☐      NO  ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2013

		Page No.
	Part I — Financial Information

Item 1.	Condensed Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of January 31, 2013 (Unaudited) and October 31, 2012	1

	Condensed Statements of Operations for the Three Months Ended January 31, 2013 and 2012 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit as of January 31, 2013 (Unaudited) and October 31, 2012	3

	Condensed Statements of Cash Flows for the Three Months Ended January 31, 2013 and 2012 (Unaudited)	4

	Notes to the Condensed Financial Statements	5 - 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 - 9

	Part II — Other Information

Items 1 - 4.T		10

Item 6.	Exhibits	11

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

January 31, 2013 (Unaudited) and October 31, 2012

	2013	2012

ASSETS
CURRENT ASSETS
Cash	$55,936	$54,995
Accounts receivable	88,753	102,350
Inventory - net of obsolete inventory reserve of $65,000	585,408	623,722
Deposits on inventory	23,602	44,514
Prepaid insurance	1,250	4,360
Total current assets	754,949	829,941

PROPERTY AND EQUIPMENT - NET	19,969	20,448
TOTAL ASSETS	$774,918	$850,389

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$77,619	$64,455
Current portion of notes payable	79,144	91,298
Accrued interest expense	194,359	190,859
Due to shareholders	198,600	266,600
Loss contingency	190,000	190,000
Accrued expenses	876	876
Total current liabilities	740,598	804,088

Long-term portion of notes payable	342,654	347,663

TOTAL LIABILITIES	1,083,252	1,151,751

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, and 18,935,743 issued and outstanding as of January 31, 2013 and October 31, 2012	1,896	1,896
Additional paid-in capital	5,688,645	5,688,645
Accumulated deficit	(5,998,875)	(5,991,903)
Total stockholders' deficit	(308,334)	(301,362)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$774,918	$850,389

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three Month Period Ended January 31, 2013 and 2012 (Unaudited)

	Three Months Ended January 31,
	2013	2012

REVENUES - NET	$295,046	$551,771

OPERATING EXPENSES:
Cost of sales	127,631	206,372
Selling, general and administrative expenses	150,064	215,684
	277,695	422,056

INCOME FROM OPERATIONS	17,351	129,715

OTHER EXPENSE:
Interest expense	(24,323)	(21,696)
Total other expense	(24,323)	(21,696)

NET INCOME (LOSS)	$(6,972)	$108,019

PER SHARE INFORMATION
Basic and fully diluted

Net Income (Loss) Per Common Share	$(0.000)	$0.006

Weighted Average Number of Common Shares Outstanding	18,935,743	18,755,743

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

January 31, 2013 (Unaudited) and October 31, 2012

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2011	18,775,743	$1,880	$5,648,161	$(5,537,189)	$112,852

Shares issued for services	160,000	16	40,484	-	40,500

Net loss	-	-	-	(454,714)	(454,714)

Balance at October 31, 2012	18,935,743	1,896	5,688,645	(5,991,903)	(301,362)

Net loss	-	-	-	(6,972)	(6,972)

Balance at January 31, 2013	18,935,743	$1,896	$5,688,645	$(5,998,875)	$(308,334)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Three Month Period Ended January 31, 2013 and 2012 (Unaudited)

	For the Three Months Ended
	January 31, 2013	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,972)	$108,019
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	479	113
Provision for inventory reserves	-	(51,439)
Increase (decrease) from changes in:
Accounts receivable	13,597	44,881
Inventory	38,314	148,873
Deposits on inventory	20,912	37,896
Prepaid insurance	3,110	-
Accounts payable	13,164	(28,055)
Accrued expenses	-	(5,594)
Accrued interest expense	3,500	(525)

Net cash provided by operating activities	86,104	254,169

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder advances	(88,000)	(100,500)
Proceeds from shareholder advances	20,000	-
Payments on notes payable	(80,163)	(89,019)
Proceeds from notes payable	63,000	-

Net cash used in financing activities	(85,163)	(189,519)

Net increase in cash	941	64,650

CASH, BEGINNING OF YEAR	54,995	91,209

CASH, END OF THE PERIOD	$55,936	$155,859

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,823	$22,221

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the Three Month Period Ended January 31, 2013 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of January 31, 2013, the changes therein for the three month period then ended and the results of operations for the three month periods ended January 31, 2013 and 2012.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2012. The results of operations for the three month periods ended January 31, 2013 and 2012 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at October 31, 2012 of $65,000 and continues to maintain this reserve as of January 31, 2013. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel. As of January 31, 2013, the Company had $23,602 on deposit for the production of apparel.

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

For the Three Month Period Ended January 31, 2013 (Unaudited)

The Company will continue to evaluate its income tax obligation throughout the year and will record a tax provision when it is necessary.

NOTE 7.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of cost of goods sold. The shipping and handling costs were approximately $23,000 and $41,000 for the three month periods ending January 31, 2013 and 2012, respectively. These costs are included in selling, general and administrative expenses.

NOTE 8.	DEBT

The Company entered into three Note Payable Agreements during the three month period ended January 31, 2012. Two of these notes, totaling $63,000, were from private lenders, with an additional $20,000 note from a shareholder. These borrowings were used to fund operations during the quarter.

NOTE 9.	LITIGATION

The Company filed a civil complaint during 2012 in which we assert that the defendants made deceptive claims in their advertising and promotions that are aimed at our Arctic Armor products in order to gain an unfair competitive advantage over our products. The Company is seeking damages from each defendant in excess of $75,000. This matter is currently in the discovery phase.

The Company was named as a defendant in a complaint asserting libel, slander, and torturous interference during 2012. As a result of the Company not responding in a timely manner to the summons, a default judgment hearing was scheduled for February 2013. The Company filed a motion for an extension, which was granted and lifted the default judgment. As a result of this complaint the Company recorded a contingent liability of $190,000 as of October 31, 2012. No adjustment was made to the contingent liability as the litigation is still ongoing and an outcome cannot be reasonably determined at this time.

NOTE 10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, “Subsequent Events”, through March 20, 2013, which is the date financial statements were available to be issued. With the exception of the matters discussed below, no subsequent event items were identified by the Company.

On February 4, 2013 the Company issued 30,000 shares of stock for professional services for $0.30 per share, or $9,000.

INNOVATIVE DESIGNS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Months Ended January 31, 2013 with the Three Months Ended January 31, 2012.

The following table shows a comparison of the results of operations between the three month periods ended January 31, 2013 and January 31, 2012:

	Three Months		Three Months
	Ended		Ended
	January 31,	% of	January 31,	% of	Increase
	2013	Sales	2012	Sales	(Decrease)	% Change

REVENUE	$295,046	100.00%	$551,771	100.00%	$(256,725)	-46.53%

OPERATING EXPENSES
Cost of sales	127,631	43.26%	206,372	37.40%	(78,741)	-38.15%
Selling, general and administrative expenses	150,064	50.86%	215,684	39.09%	(65,620)	-30.42%

Income from operations	17,351	5.88%	129,715	23.51%	(112,364)	-86.62%

OTHER INCOME/(EXPENSE)
Interest expense	(24,323)	-8.24%	(21,696)	-3.93%	(2,627)	12.11%

Net income (loss)	$(6,972)	-2.36%	$108,019	19.58%	$(114,991)	-106.45%

Revenues for the quarter ended January 31, 2013 were $295,046 compared to revenues of $551,771 for the quarter ended January 31, 2012. The decrease is attributable, in large part, to the warm winter. However, management is also of the opinion that the actions alleged in its complaint against the defendants in the action currently before the court in the Western District of Pennsylvania have also resulted in lost sales of our Arctic Armor products. Also, due to the warmer winter that was experienced, our customers are ordering later in the year. Nearly all of our revenue was from the sales of our Arctic Armor cold weather product line.

Our selling, general and administrative expenses were $150,064 for the three months ended January 31, 2013 compared to $215,684 for the three months ended January 31, 2012.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Recourses

During the quarter ended January 31, 2013, we funded our operations from revenues from sales and short-term advances. During the quarter, we received three short-term advances totaling $83,000, $63,000 from private lenders and $20,000 from a shareholder.

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

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July, 2012, we filed a civil complaint in the District Court for the Western District of Pennsylvania against Striker Brands, LLC and Korky’s Outpost, LLC. We assert in the complaint that the defendants make deceptive claims in their advertising and promotions that are aimed at our Arctic Armor products in order to gain an unfair competitive advantage over our products. We are asking for damages from each defendant in excess of $75,000. This matter is currently in the discovery phase.

The defendants filed a complaint in the District Court for Ramsey County, Second Judicial District, State of Minnesota alleging interference with prospective business advantage and defamation. They also named an independent sale agent of the Company. In addition, the Company did not timely respond to a summons and filed a motion with the court requesting an extension. The motion was granted but the Company was ordered to pay $3,150 in attorney fees. The matter is now in the discovery phase. The Company recorded a contingent liability of $190,000 as of October 31, 2012 as a result of this complaint. This liability will be evaluated as this matter progresses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended January 31, 2013, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first quarter ended January 31, 2013, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q within the timeline established by the SEC and requested an extension of five days in which to file the report. There were no reclassifications made during the first quarter of 2013.

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

INNOVATIVE DESIGNS, INC.

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By-Laws

10.1	Note Agreement between Xunjin Hua and Innovative Designs, Inc. dated November 22, 2012.

10.2	Note Agreement between Corinthian Development, LLC and Innovative Designs, Inc. dated January 15, 2013

10.3	Note Agreement between Janet Thomas and Innovative Designs, Inc. dated January 22, 2013.

31.1	Rule 13a - 14a Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: March 20, 2013	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer and Chief Financial Officer

- 11 -