Form 10-Q
period 2013-04-30
INNOVATIVE DESIGNS INC
filed 2013-06-12
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2013

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

As of June 6, 2013, there were 18,965,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:   YES ☐       NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2013

		Page No.

Part I — Financial Information

Item 1.	Condensed Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of April 30, 2013 (Unaudited) and October 31, 2012	1

	Condensed Statements of Operations for the Three Month Periods Ended April 30, 2013 and 2012, Six Month Periods Ended April 30, 2013 and 2012 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity as of April 30, 2013 (Unaudited) and October 31, 2012	3

	Condensed Statements of Cash Flows for the Six Month Periods Ended April 30, 2013 and 2012 (Unaudited)	4

	Notes to the Condensed Financial Statements	5 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Part II — Other Information

Items 3 and 4.T		12

Item 6.	Exhibits	13

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

April 30, 2013 (Unaudited) and October 31, 2012

	2013	2012

ASSETS

CURRENT ASSETS
Cash	$30,228	$54,995
Accounts receivable	18,432	102,350
Inventory - net of obsolete inventory reserve of $58,000 and $65,000, respectively	574,044	623,722
Deposits on inventory	49,602	44,514
Prepaid insurance	18,573	4,360
Total current assets	690,879	829,941

PROPERTY AND EQUIPMENT - NET	19,505	20,448
TOTAL ASSETS	$710,384	$850,389

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$91,794	$64,455
Current portion of notes payable	116,963	91,298
Accrued interest expense	203,715	190,859
Due to shareholders	162,100	266,600
Loss contingency	190,000	190,000
Accrued expenses	22,136	876
Total current liabilities	786,708	804,088

Long-term portion of notes payable	340,170	347,663

TOTAL LIABILITIES	1,126,878	1,151,751

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, and 18,965,743 and 18,935,743 issued and outstanding as of April 30, 2013 and October 31, 2012	1,899	1,896
Additional paid-in capital	5,697,642	5,688,645
Accumulated deficit	(6,116,035)	(5,991,903)
Total stockholders' deficit	(416,494)	(301,362)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$710,384	$850,389

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Six Month Periods Ended April 30, 2013 and 2012 (Unaudited)

	Three Month Periods Ended April 30,		Six Month Periods Ended April 30,
	2013	2012	2013	2012

REVENUES - NET	$55,010	$45,471	$350,056	$597,242

OPERATING EXPENSES:
Cost of sales	15,184	20,657	142,815	227,029
Selling, general and administrative expenses	137,043	194,288	287,107	409,972
	152,227	214,945	429,922	637,001

LOSS FROM OPERATIONS	(97,217)	(169,474)	(79,866)	(39,759)

OTHER EXPENSE:
Interest expense	(19,943)	(14,455)	(44,266)	(36,151)
Total other expense	(19,943)	(14,455)	(44,266)	(36,151)

NET LOSS	$(117,160)	$(183,929)	$(124,132)	$(75,910)

PER SHARE INFORMATION
Basic and fully diluted

Net Loss Per Common Share	$(0.006)	$(0.010)	$(0.007)	$(0.004)

Weighted Average Number of Common Shares Outstanding	18,964,732	18,783,132	18,949,997	18,779,397

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

April 30, 2013 (Unaudited) and October 31, 2012

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2011	18,775,743	$1,880	$5,648,161	$(5,537,189)	$112,852

Shares issued for services	160,000	16	40,484	-	40,500

Net loss	-	-	-	(454,714)	(454,714)

Balance at October 31, 2012	18,935,743	1,896	5,688,645	(5,991,903)	(301,362)

Shares issued for services	30,000	3	8,997	-	9,000

Net loss	-	-	-	(124,132)	(124,132)

Balance at January 31, 2013	18,965,743	$1,899	$5,697,642	$(6,116,035)	$(416,494)

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Month Periods Ended
	April 30, 2013	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(124,132)	$(75,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for service	9,000	10,500
Depreciation	943	226
Provision for inventory reserves	(7,000)	(51,439)
Increase (decrease) from changes in:
Accounts receivable	83,918	153,897
Inventory	56,678	122,953
Deposits on inventory	(5,088)	37,896
Prepaid insurance	(14,213)	(10,579)
Accounts payable	27,339	(35,716)
Accrued expenses	21,260	2,508
Accrued interest expense	12,856	10,714

Net cash provided by operating activities	61,561	165,050

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder advances	(124,500)	(109,500)
Proceeds from shareholder advances	20,000	-
Payments on notes payable	(84,224)	(91,982)
Proceeds from notes payable	102,396	-

Net cash used in financing activities	(86,328)	(201,482)

Net decrease in cash	(24,767)	(36,432)

CASH, BEGINNING OF YEAR	54,995	91,209

CASH, END OF THE PERIOD	$30,228	$54,777

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,410	$25,437

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2013 and 2012 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of April 30, 2013, the changes therein for the three and six month periods then ended and the results of operations for the three and six month periods ended April 30, 2013 and 2012.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2012. The results of operations for the three and six month periods ended April 30, 2013 and 2012 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at October 31, 2012 of $65,000. Based upon management’s review, the Company decreased the reserve to $58,000, during the quarter ended April 30, 2013, due to the continued sale of hunting apparel. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel. As of April 30, 2013 and October 31, 2012, the Company had $49,602 and $44,514, respectively on deposit for the production of apparel.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2013 and 2012 (Unaudited)

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

The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of cost of goods sold. The shipping and handling costs were approximately $24,000 and $69,000 for the six month periods ending April 30, 2013 and 2012, respectively. These costs are included in selling, general and administrative expenses.

NOTE 8.	COMMON STOCK

On February 4, 2013, the Company issued an aggregate of 30,000 shares of our common stock to three individuals for professional services. These shares issued were valued at $.30 a share or an aggregate price of $9,000. We believe that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

NOTE 9.	DEBT

The Company entered into three Note Payable Agreements, with private lenders, during the three month period ended April 30, 2013, totaling $39,396. These borrowings were used to fund operations during the quarter.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2013 and 2012 (Unaudited)

NOTE 10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, “Subsequent Events”, through June 12, 2013, which is the date financial statements were available to be issued.

Subsequent to the quarter ended April 30, 2013, Joseph Riccelli, President and CEO of the Company, was awarded the patent for the composite fabric material utilized in the production of the Company’s apparel.

Subsequent to the quarter ended April 30, 2013, the Company received a short-term advance of $90,000 from a shareholder.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended April 30, 2013 with the Three Month Period Ended April 30, 2012.

The following table shows a comparison of the results of operations between the three month periods ended April 30, 2013 and April 30, 2012:

	Three Month		Three Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2013	Sales	2012	Sales	(Decrease)	% Change

REVENUE	$55,010	100.00%	$45,471	100.00%	$9,539	20.98%

OPERATING EXPENSES
Cost of sales	15,184	27.60%	20,657	45.43%	(5,473)	-26.49%
Selling, general and administrative expenses	137,043	249.13%	194,288	427.28%	(57,245)	-29.46%

Loss from operations	(97,217)	-176.73%	(169,474)	-372.71%	72,257	-42.64%

OTHER INCOME/(EXPENSE)
Interest expense	(19,943)	-36.25%	(14,455)	-31.79%	(5,488)	37.97%

Net loss	$(117,160)	-212.98%	$(183,929)	-404.50%	$66,769	-36.30%

Revenues for the quarter ended April 30, 2013 were $55,010 compared to revenues of $45,471 for the quarter ended April 30, 2012. As a result of the warmer winter that was experienced, our customers are ordering later in the year. Nearly all of our revenue was from the sales of our Arctic Armor cold weather product line.

Our selling, general and administrative expenses were $137,043 for the three months ended April 30, 2013 compared to $194,288 for the three months ended April 30, 2012.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Six Month Period Ended April 30, 2013 with the Six Month Period Ended April 30, 2012.

The following table shows a comparison of the results of operations between the six month periods ended April 30, 2013 and April 30, 2012:

	Six Month		Six Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2013	Sales	2012	Sales	(Decrease)	% Change

REVENUE	$350,056	100.00%	$597,242	100.00%	$(247,186)	-41.39%

OPERATING EXPENSES
Cost of sales	142,815	40.80%	227,029	38.01%	(84,214)	-37.09%
Selling, general and administrative expenses	287,107	82.02%	409,972	68.65%	(122,865)	-29.97%

Loss from operations	(79,866)	-22.82%	(39,759)	-6.66%	(40,107)	100.88%

OTHER INCOME/(EXPENSE)
Interest expense	(44,266)	-12.64%	(36,151)	-6.05%	(8,115)	22.45%

Net loss	$(124,132)	-35.46%	$(75,910)	-12.71%	$(48,222)	63.53%

Revenues for the six months ended April 30, 2013 were $350,056 compared to revenues of $597,242 for the six months ended April 30, 2012. The decrease is attributable, in large part, to the warm winter. However, management is also of the opinion that the actions alleged in its complaint against the defendants in the action currently before the court in the Western District of Pennsylvania have also resulted in lost sales of our Arctic Armor products. Also, due to the warmer winter that was experienced, our customers are ordering later in the year. Nearly all of our revenue was from the sales of our Arctic Armor cold weather product line.

Our selling, general and administrative expenses were $278,107 for the six months ended April 30, 2013 compared to $409,972 for the six months ended April 30, 2012.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Recourses

During the quarter ended April 30, 2013, we funded our operations from revenues from sales and short-term advances. During the quarter, we received three short-term advances totaling $39,396 from private lenders. Subsequent to the quarter ended April 30, 2013, we received a short-term advance totaling $90,000 from a shareholder.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended April 30, 2013, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first quarter ended January 31, 2013, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q within the timeline established by the SEC. There were no reclassifications made during the second quarter of 2013.

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

INNOVATIVE DESIGNS, INC.

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By-Laws

10.1	Note Agreement between Aaron Riccelli and Innovative Designs, Inc. dated April 18, 2013.

31.1	Rule 13a - 14a Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: June 12, 2013	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer

- 13 -