Form 10-Q
period 2013-07-31
INNOVATIVE DESIGNS INC
filed 2013-09-13
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2013

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

As of September 3, 2013, there were 19,005,743 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐          NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2013

		Page No.
	Part I — Financial Information

Item 1.	Condensed Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of July 31, 2013 (Unaudited) and October 31, 2012	1

	Condensed Statements of Operations for the Three Month Periods Ended July 31, 2013 and 2012, Nine Month Periods Ended July 31, 2013 and 2012 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity as of July 31, 2013 (Unaudited) and October 31, 2012	3

	Condensed Statements of Cash Flows for the Nine Month Periods Ended July 31, 2013 and 2012 (Unaudited)	4

	Notes to the Condensed Financial Statements	5 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

	Part II — Other Information

Items 1., 3. and 4.T		12

Item 6.	Exhibits	13

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

July 31, 2013 (Unaudited) and October 31, 2012

	2013	2012

ASSETS
CURRENT ASSETS
Cash	$69,800	$54,995
Accounts receivable	6,545	102,350
Inventory - net of obsolete inventory reserve of $58,000 and $65,000, respectively	568,620	623,722
Deposits on inventory	119,602	44,514
Prepaid insurance	13,114	4,360
Total current assets	777,681	829,941

PROPERTY AND EQUIPMENT - NET	19,040	20,448
TOTAL ASSETS	$796,721	$850,389

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$77,288	$64,455
Current portion of notes payable	130,331	91,298
Accrued interest expense	217,501	190,859
Due to shareholders	357,500	266,600
Contingent liability	-	190,000
Accrued expenses	21,814	876
Total current liabilities	804,434	804,088

Long-term portion of notes payable	337,465	347,663

TOTAL LIABILITIES	1,141,899	1,151,751

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, and 19,005,743 and 18,935,743 issued and outstanding as of July 31, 2013 and October 31, 2012	1,903	1,896
Additional paid-in capital	5,713,638	5,688,645
Accumulated deficit	(6,060,719)	(5,991,903)
Total stockholders' deficit	(345,178)	(301,362)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$796,721	$850,389

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Month Periods Ended July 31, 2013 and 2012 (Unaudited)

	Three Month Periods Ended July 31,		Nine Month Periods Ended July 31,
	2013	2012	2013	2012

REVENUES - NET	$11,117	$7,165	$361,173	$604,407

OPERATING EXPENSES:
Cost of sales	5,460	3,578	148,275	230,607
Selling, general and administrative expenses	113,527	83,528	400,634	493,500
	118,987	87,106	548,909	724,107

LOSS FROM OPERATIONS	(107,870)	(79,941)	(187,736)	(119,700)

OTHER INCOME/(EXPENSE):
Interest expense	(26,814)	(17,342)	(71,080)	(53,493)
Settlement of contingent liability	190,000	-	190,000	-
Total other income/(expense)	163,186	(17,342)	118,920	(53,493)

NET INCOME/(LOSS)	$55,316	$(97,283)	$(68,816)	$(173,193)

PER SHARE INFORMATION
Basic and fully diluted

Net Income/(Loss) Per Common Share	$0.003	$(0.005)	$(0.004)	$(0.009)

Weighted Average Number of
Common Shares Outstanding	18,980,091	18,843,352	18,960,118	18,800,871

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

July 31, 2013 (Unaudited) and October 31, 2012

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2011	18,775,743	$1,880	$5,648,161	$(5,537,189)	$112,852

Shares issued for services	160,000	16	40,484	-	40,500

Net loss	-	-	-	(454,714)	(454,714)

Balance at October 31, 2012	18,935,743	1,896	5,688,645	(5,991,903)	(301,362)

Shares issued for services	70,000	7	24,993	-	25,000

Net loss	-	-	-	(68,816)	(68,816)

Balance at July 31, 2013	19,005,743	$1,903	$5,713,638	$(6,060,719)	$(345,178)

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Month Periods Ended
	July 31, 2013	July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,816)	$(173,193)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Common stock issued for service	25,000	35,500
Depreciation	1,408	(325)
Provision for inventory reserves	(7,000)	(51,439)
Reversal of contingent liability	(190,000)	-
Increase (decrease) from changes in:
Accounts receivable	95,805	177,419
Inventory	62,102	83,586
Deposits on inventory	(75,088)	(4,433)
Prepaid insurance	(8,754)	(7,469)
Accounts payable	12,833	(47,263)
Accrued expenses	20,938	(5,027)
Accrued interest expense	26,642	23,703

Net cash (used in) provided by operating activities	(104,930)	31,059

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(12,109)

Net cash used in investing activities	-	(12,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder advances	(144,100)	-
Proceeds from shareholder advances	235,000	58,500
Payments on notes payable	(113,561)	(114,230)
Proceeds from notes payable	142,396	33,477

Net cash provided by (used in) financing activities	119,735	(22,253)

Net increase (decrease) in cash	14,805	(3,303)

CASH, BEGINNING OF YEAR	54,995	91,209

CASH, END OF THE PERIOD	$69,800	$87,906

Supplemental disclosure of cash flow information:
Cash paid for interest	$44,438	$29,790

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2013 and 2012 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of July 31, 2013, the changes therein for the three and nine month periods then ended and the results of operations for the three and nine month periods ended July 31, 2013 and 2012.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2012. The results of operations for the three and nine month periods ended July 31, 2013 and 2012 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at October 31, 2012 of $65,000. Based upon management’s review, the Company decreased the reserve to $58,000, during the quarter ended April 30, 2013, due to the continued sale of the remaining hunting apparel. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished purchase orders are received by the Company, the deposits associated with those purchase orders are transferred into inventory. As of July 31, 2013 and October 31, 2012, the Company had $119,602 and $44,514, respectively, on deposit for the production of apparel.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2013 and 2012 (Unaudited)

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

The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of in inventory as these costs are allocated across the merchandise received. The shipping and handling costs associated with customer orders was approximately $26,000 and $54,000 for the nine month periods ending July 31, 2013 and 2012, respectively. These amounts are included in both revenue and selling, general and administrative expenses.

NOTE 8.	COMMON STOCK

On February 4, 2013, the Company issued an aggregate of 30,000 shares of its common stock to three individuals for professional services. These shares issued were valued at $.30 a share or an aggregate price of $9,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On June 29, 2013, the Company issued 40,000 shares of its common stock to one individual for professional services. These shares issued were valued at $.40 a share or an aggregate price of $16,000. We believe that Section 4(2) of the Securities Act, as amended, was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2013 and 2012 (Unaudited)

NOTE 9.	DEBT

The Company entered into five Note Payable Agreements, with private lenders, shareholders, and an officer of the Company, during the three month period ended July 31, 2013, totaling $255,000. These borrowings were used to fund operations during the quarter.

NOTE 10.	LITIGATION

During 2012, the Company filed a civil complaint in which we asserted that the defendants made deceptive claims in the advertising and promotions that were aimed at our Arctic Armor products. The Company was then named as a defendant in a countersuit that asserted libel, slander, and torturous interference. During June, 2013, a settlement was reached regarding the open litigation. The Company dropped the suit in Pennsylvania, and the defendant dropped the suit in Minnesota. The parties have entered a mutual non-disparagement agreement. As a result, the Company has removed the contingent liability of $190,000 associated with the countersuit.

NOTE 10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, “Subsequent Events”, through September 13, 2013, which is the date financial statements were available to be issued. With the exception of the matters discussed below, no subsequent event items were identified by the Company.

On August 15, 2013 the Company received a short-term note payable for $25,000 from a private lender, at 10% interest for 6 months.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended July 31, 2013 with the Three Month Period Ended July 31, 2012.

The following table shows a comparison of the results of operations between the three month periods ended July 31, 2013 and July 31, 2012:

	Three Month		Three Month
	Period Ended		Period Ended
	July 31,	% of	July 31,	% of	Increase
	2013	Sales	2012	Sales	(Decrease)	% Change

REVENUE	$11,117	100.00%	$7,165	100.00%	$3,952	55.16%

OPERATING EXPENSES
Cost of sales	5,460	49.11%	3,578	49.94%	1,882	52.60%
Selling, general and administrative expenses	113,527	1021.20%	83,528	1165.78%	29,999	35.91%

Loss from operations	(107,870)	-970.31%	(79,941)	-1115.72%	(27,929)	34.94%

OTHER INCOME/(EXPENSE)
Interest expense	(26,814)	-241.20%	(17,342)	-242.03%	(9,472)	54.62%
Settlement of contingent liability	190,000	1709.09%	-	-	190,000	-

Net income/(loss)	$55,316	497.58%	$(97,283)	-1357.75%	$(37,401)	38.45%

Revenues for the quarter ended July 31, 2013 were $11,117 compared to revenues of $7,165 for the quarter ended July 31, 2012. As a result of the warmer winter that was experienced, our customers are ordering later in the year. Approximately 53% of our sales for the period were for our cold weather products, hunting apparel accounted for approximately 11% of sales and House Wrap for approximately 29% of sales for the period. During the three month period ending July 31, 2013, we settled a litigation matter which allowed us to remove a $190,000 contingent liability. As this is a non-cash item, our net loss from operations for the three months ended July, 31, 2013 was $134,684.

Our selling, general and administrative expenses were $113,527 for the three months ended July 31, 2013 compared to $83,528 for the three months ended July 31, 2012. Part of the increase from the period ending July 31, 2012, was an increase in business tax and licenses of approximately $10,000 and an increase in professional fees of approximately $11,000.

We are again offering to our customers our Early Order Booking (“EOB”) option. Under the EOB program, our customers may place an order for future fulfillment prior to paying and the Company will guarantee inventory and provide free shipping with payment terms of 2% 30 days net 60 days. The customer has the ability to change the order plus or minus ten percent. Should a customer cancel such order, the Company reserves the right to no longer supply product to such customer. The EOB order is not recorded as a sale until it is shipped.

INNOVATIVE DESIGNS, INC.

As of September 9, 2013, the Company had received orders under the EOB program of approximately $200,000.

Results of Operations

Comparison of the Nine Month Period Ended July 31, 2013 with the Nine Month Period Ended July 31, 2012.

The following table shows a comparison of the results of operations between the nine month periods ended July 31, 2013 and July 31, 2012:

	Nine Month		Nine Month
	Period Ended		Period Ended
	July 31,	% of	July 31,	% of	Increase
	2013	Sales	2012	Sales	(Decrease)	% Change

REVENUE	$361,173	100.00%	$604,407	100.00%	$(243,234)	-40.24%

OPERATING EXPENSES
Cost of sales	148,275	41.05%	230,607	38.15%	(82,332)	-35.70%
Selling, general and administrative expenses	400,634	110.93%	493,500	81.65%	(92,866)	-18.82%

Loss from operations	(187,736)	-51.98%	(119,700)	-19.80%	(68,036)	56.84%

OTHER INCOME/(EXPENSE)
Interest expense	(71,080)	-19.68%	(53,493)	-8.85%	(17,587)	32.88%
Settlement of contingent liability	190,000	52.61%	-	-	190,000	-

Net income/(loss)	$(68,816)	-19.05%	$(173,193)	-28.65%	$(85,623)	49.44%

Revenues for the nine months ended July 31, 2013 were $361,173 compared to revenues of $604,407 for the nine months ended July 31, 2012. The decrease is attributable, in large part, to the warm winter. However, management is also of the opinion that the actions alleged in its complaint against the defendants in the action currently before the court in the Western District of Pennsylvania have also resulted in lost sales of our Arctic Armor products. Also, due to the warmer winter that was experienced, our customers are ordering later in the year.

Our selling, general and administrative expenses were $400,634 for the nine months ended July 31, 2013 compared to $493,500 for the nine months ended July 31, 2012.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Recourses

During the quarter ended July 31, 2013, we funded our operations from revenues from sales and short-term advances. During the quarter, we received five short-term advances totaling $255,000 from private lenders.

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

Our House Wrap product continues to await the International Code Council’s certification of the lab which certifies the R value of House Wrap. Once such certification is obtained, we believe that the R value of House Wrap will be increased such that large home builders will be able to use the product in their home construction. House Wrap is currently being offered, online, by Lowes, Home Depot and Tool King.

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In June, 2013, we settled litigation involving a civil complaint we filed in July 2012, in the District Court for the Western District of Pennsylvania against Striker Brands and Korky’s Outpost, LLC, asserting deceptive claims aimed at our Arctic Armor products, the defendants filed a counterclaim asserting libel and slander and tortuous interference. In addition, the defendants filed an action in the District Court for Ramsey County, Second Judicial District, State of Minnesota alleging interference with prospective business advantage and defamation. They also named an independent sales agent in addition to the Company. The settlement involved the Company withdrawing its complaint and the defendants doing the same.

ITEM 3. QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended July 31, 2013, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first quarter ended January 31, 2013, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q within the timeline established by the SEC. There were no reclassifications made during the third quarter of 2013.

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

INNOVATIVE DESIGNS, INC.

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By-Laws

10.1	Note Agreement between Sol& Tina Waxman Family Foundation and Innovative Designs, Inc. dated May 1, 2013.

10.2	Note Agreement between Joseph Riccelli and Innovative Designs, Inc. dated May 22, 2013.

10.3	Note Agreement between Darryl Zaontz and Innovative Designs, Inc. dated July 4, 2013.

10.4	Note Agreement between Hoi Ping Lee and Innovative Designs, Inc. dated July 4, 2013.

10.5	Note Agreement between John and Priscilla Zaontz and Innovative Designs, Inc. dated July 16, 2013.

31.1	Rule 13a - 14a Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: September 13, 2013	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer and Chief Financial Officer

- 13 -