Form 10-K
period 2013-10-31
INNOVATIVE DESIGNS INC
filed 2014-02-06
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934.
For the fiscal year ended October 31, 2013

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

Yes  ☐  No  ☒

The issuer’s revenues for its most recent fiscal year were $484,299.

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer based on the closing price of $0.30 on January 30, 2014, as reported by the NASDAQ Over-The Counter Bulletin Board, was $3,120,973.

The number of shares of the issuer’s common stock outstanding, as of January 30, 2014, was 19,747,243.

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

House Wrap

In early January 2008, we announced that we had completed our research and development effort on a new use for INSULTEX as a house wrap for the building construction industry.  This house wrap provides barrier protection plus moisture vapor transmission and the novel feature of approximately R3 value insulation.  The INSULTEX House Wrap was designed specifically to add enhanced insulating characteristics.  In addition the house wrap is priced competitively with existing house wraps that do not provide any insulation.  The development efforts were conducted by our own personnel and outside consultant.  The testing phase has been completed and the product was found to be up to code and we are now offering it for sale.  We are also working on developing a house wrap with a much higher R value.  We have recently changed the testing lab to one that is being certified to do R value testing required for certification of our House Wrap by the ICC.

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

Certain retailers buy directly from us.  We have no verbal or written agreements with them.  These retailers purchase our products strictly on a purchase order basis.  During our last fiscal year, we sold our products to such retailers as Canadian Tire.  Some of our distributors during the last fiscal year were Triple S Pro Fishing Supplies, Fleece Corner and Dicks Sporting Goods.  During 2013, the Company entered into an agreement with Dick’s Sporting Goods in which it has consigned certain Arctic Armor products.  These items will be offered in select stores and through the Dick’s Sporting Goods website.  As of October 31, 2013, the Company had provided $42,900 of inventory to be placed in stores.  As part of the agreement, at the end of the contract the Company will receive payment for all inventory sold and any remaining merchandise will be returned to the Company.  As of October 31, 2013, there have been no sales related to this merchandise and the full amount is included in inventory.  We also sell our cold weather products to various divisions of CSX railroad.  We distribute our products to the following:

Swimeez Products

We distribute our Swimeez products through our web site.

Hunting Apparel Line

We distribute our hunting apparel through our web site.

Our hunting apparel consists of a six pocket pants, 1/2 zip pullover jacket with collar, parka jacket, fleece jacket, bib coveralls in light weight, and bib coveralls in arctic weight.

Arctic Armor Line

We distribute the Arctic Armor Line to retailers and distributors across the United States, and Canada.  In April 2013, we entered into a distribution agreement for sale of our products in China, Hong Kong, Macu and Taiwan.  The agreement called for minimum purchases of $10 million per annum with 10% yearly increases. We have suspended the minimum yearly amounts until we can renegotiate the terms. We have terminated the distribution agreements for the Russian Federation and Finland.  These products are also marketed to utility companies, oil/gas pipeline workers, railroad workers, police and first responders, and to construction workers.

INSULTEX House Wrap

We offer our house wrap product directly to builders through our website and distributors.  In December 2012, we entered into a Master Standard Buying Agreement with Lowes Companies, Inc. to offer INSULTEX House Wrap in their stores.  Lowes and Home Depot have added the product onto their website.

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

INSULTEX is used in all our Arctic Armor finished goods, except for our headwear, and is purchased directly from the Ketut Group.

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

•
We receive finished goods, and facilitate turn-around for shipment to retailers.  Goods are received in our warehouse/distribution center located in Pittsburgh, Pennsylvania where they are packaged in Master Packs, hang tags attached, and UPC/UCC codes labels applied to items for retailer distribution.

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

In February of 2010, our Chief Executive Officer filed a patent application for a composite fabric material and apparel made thereform.  The application is still pending.  A provisional application was filed in January 2009.  The Company and our Chief Executive Officer intend to enter into a formal agreement providing that the Company can use the technology.  At the present time, the Company is using the technology at no cost on an oral basis.

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

We have spent no funds on research and development of our products.  In March of 1999, our ex-affiliate, RMF Global, hired and paid $5,275 to Vartest Laboratories, Inc. to perform testing of the INSULTEX material.  Other than the testing performed by Vartest Laboratories, Inc., Innovative Designs, Inc. has spent no significant funds on research and development.  We use an outside consultant for assistance in the development of our House Wrap product.  We do pay the consultant but intend to share part of our sales revenue to the consultant.

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

Some of our biggest competitors in the Arctic Armor™ line are:

⋅	Ice Clam Corporation
⋅	Vexilar
⋅	Mustang Survival
⋅	Frabill

We compete in the following ways:

A.	Emphasize the Advantages of our Products.

Arctic Armor Line

We emphasize the following characteristics and advantages of our Arctic Armor line products:

⋅	light weight
⋅	waterproof
⋅	windproof
⋅	sub-zero protection
⋅	buoyancy

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

⋅
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

Material Acquisition

All of the materials and items required to manufacture our products are purchased by our manufacturer in Indonesia.

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

Geographic Concentration

Most of the Company’s sales to retailers are concentrated in colder climates of the United States and Canada. To the extent that any regional economic downturn impacts these regions, the Company will be adversely affected.

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

⋅
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

⋅	Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

⋅
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

⋅
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

Significant Customers

During our fiscal year ended October 31, 2013, two customers accounted for more than ten percent of our sales, Fleece Corner (21.6%) and Pro Fishing Supplies (20.4%).

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

We are not currently engaged in any legal proceedings.

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

FY 2013	Low	High
Fourth Quarter	$0.25	0.54
Third Quarter	$0.14	0.71
Second Quarter	$0.30	0.70
First Quarter	$0.20	0.48

FY 2012	Low	High
Fourth Quarter	$0.19	0.49
Third Quarter	$0.33	0.51
Second Quarter	$0.08	0.60
First Quarter	$0.08	0.15

On January 30, 2014, the closing bid price was $0.30.

The source of the above data is http://finance.yahoo.com.

Holders

As of January 30, 2014, we had 163 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding.

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

Recent Sales of Unregistered Securities.

On February 4, 2013, the Company issued 30,000 shares of its common stock for professional services for $.30 per share or $9,000. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

On July 10, 2013, the Company issued 40,000 shares of its common stock for professional services for $.40 per share or $16,000. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as an offering not involving a public offering.

On October 27, 2013, the Company issued 320,000 shares of its common stock for cash for $.20 per share or $64,000.  There were four purchasers all of whom were stockholders of the Company.  Of the $64,000, only $60,000 had been received as of October 31, 2013.  The remaining $4,000 was classified as other receivables.

On January 7, 2014, the Company sold 50,000 shares of its common stock for $.20 per share or $10,000, to one purchaser who is a stockholder of the Company.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In January, 2014, the following converted their notes into common stock at$.20 per share: Priscilla and John Zaontz 86,500 shares; Hoi Ping Lee 142,500 shares; Darryl Zaontz 142,500 shares of stock.

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

Results of Operations

Comparison of the fiscal year ended October 31, 2013, with the fiscal year ended October 31, 2012.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2013 and October 31, 2012:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October 31,	% of	October 31,	% of	Increase
	2013	Sales	2012	Sales	(Decrease)	% Change

REVENUE	$484,299	100.00%	$812,761	100.00%	$(328,462)	-40.41%

OPERATING EXPENSES
Cost of sales	206,939	42.73%	320,021	39.37%	(113,082)	-35.34%

Selling, general and administrative expenses	507,868	104.87%	635,255	78.16%	(127,387)	-20.05%

Income/(loss) from operations	(230,508)	-47.60%	(142,515)	-17.53%	(87,993)	61.74%

OTHER INCOME/(EXPENSE)
Other income	-	0.00%	600	0.07%	(600)	-100.00%
Interest expense	(102,253)	-21.11%	(122,799)	-15.11%	20,546	-16.73%
Loss contingency	190,000	39.23%	(190,000)	-23.38%	380,000	-200.00%

Net income (loss)	$(142,761)	-29.48%	$(454,714)	-55.95%	$311,953	-68.60%

Shares outstanding	19,325,743		18,935,743

Earnings per share	$(0.007)		$(0.024)

Fiscal years ended October 31, 2013 and 2012

Results of Operations

Revenues for the fiscal year ended October 31, 2013, were $484,299 compared to revenues of $812,761 for the comparable period ending October 31, 2012. The decrease in revenue is a result of the warm weather in those areas of North America where we sell our cold weather products. Approximately $19,000 of revenues was from our hunting apparel line. Nearly all of the remaining revenues were derived from our Arctic Armor product line. Revenues are net of returns and discounts. During the period we took back products valued at approximately $4,600. We estimate that approximately sixty percent of our cold weather apparel products are sold to outdoor sportsmen.

Selling, general and administrative expense decreased from $635,255 in fiscal year 2012, to $507,868 in fiscal year ending October 31, 2013, the decreases reflect the decline in revenue, in large part.

Our cost of sales decreased from $320,021 as of October 31, 2012 to $206,939 as of October 31, 2013.  Decrease in Cost of Sales is directly attributed to the reduction of revenue.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2013, we funded our operations from revenues from sales, private sales of our common stock and loans from our Chief Executive Officer and others.  We will continue to fund our operations from these sources and the possible sale of our securities until we are able to secure commercial lending arrangements.

Short Term:  We funded our operations with revenues from sales, private sales of our common stock and from loans from our Chief Executive Officer and others.  During the fiscal year ended October 31, 2013, we borrowed approximately $540,000 from these sources.  We could not access commercial lines of credit during our last fiscal year.

Our existing debt obligations consist of the following:

•	US SBA Loan. The amount was $280,100. This was a disaster loan assistance program. The date of the loan was July 12, 2005. The interest rate is 2.9% yearly. Payments are $1,186 per month for thirty years. The loan is guaranteed by our CEO and he and his spouse have pledged certain assets as collateral for the loan. The loan was modified on January 23, 2006. The new loan amount is $430,500. The monthly payments are $1,820 and the loan matures in July 2035. As the loan was for a specific disaster assistance program we cannot obtain any additional funds.

•	Note Payable - Joseph Riccelli. Interest is 8% per quarter. There are no payment terms on the loan. As of October 31, 2013, $31,000 in principle plus accrued interest was still outstanding.

•	Note Payable $100,000 - James Kearney. The principal amount of the loan is $100,000 and the interest owed is $92,000. Interest has stopped on the loan. Interest and principle are due and payable in full at any time after December 10, 2005. As of October 31, 2013, $12,500 in principle plus accrued interest was still outstanding.

•	Note Payable $10,000 - Frank Riccelli. Interest is at 10% for 120 days. The principal and interest was due on demand on December 20, 2011, but was extended through a verbal agreement with no set maturity date. As of October 31, 2013, $10,000 in principle plus accrued interest was still outstanding.

•	Note Payable $8,000 - Roberta Riccelli. Interest is at 10% for 120 days. The principal and interest was due on June 17, 2012, but was extended through a verbal agreement with no set maturity date. As of October 31, 2013, $8,000 in principle plus accrued interest was still outstanding.

•	Note Payable $50,000 - Joseph Riccelli. Interest is at 10% for 120 days. The principal and interest is due on demand on November 9, 2012. As of October 31, 2013, $50,000 in principle plus accrued interest was still outstanding.

•	Note Payable $20,000 - Corinthian Development. Interest is at 10% with no set maturity date. The principal and interest of $22,000 was due May 15, 2013, but was extended through a verbal agreement. As of October 31, 2013, $20,000 in principle plus accrued interest was still outstanding.

•	Note Payable $100,000 - Sol & Tina Waxman Family Foundation. Interest is at 10%. The principal and interest of $110,000 is due on demand on December 31, 2013. As of October 31, 2013, $100,000 in principle plus accrued interest was still outstanding

•	Note Payable $90,000 - Joseph Riccelli. Interest is at 10% for 180 days. The principal and interest is due on demand on November 22, 2013. As of October 31, 2013, $90,000 in principle plus accrued interest was still outstanding.

•	Note Payable $25,000 - Darryl Zaontz. Interest is at 10% for 6 months. The principal and interest is due on demand on January 16, 2014. As of October 31, 2013, $25,000 in principle plus accrued interest was still outstanding.

•	Note Payable $15,000 - John and Priscilla Zaontz. Interest is at 10% for 180 days. The principal and interest is due on demand on January 6, 2014. As of October 31, 2013, $15,000 in principle plus accrued interest was still outstanding

•	Note Payable $55,000 - Joseph Riccelli. Interest is at 10% for 180 days. The principal and interest is due on demand on March 23, 2014. As of October 31, 2013, $55,000 in principle plus accrued interest was still outstanding.

•	Note Payable $9,911 - Prime Rate Premium Finance Corporation. Interest is at 12.5%. Monthly payments of $1,159 due beginning April 10, 2013. As of October 31, 2013, $3,304 in principle plus accrued interest was still outstanding.

•	Note Payable $40,000 - Xunjin Hua, November 2012. Interest is at 10% for 6 months. The principal and interest of $40,000 was due March 22, 2013, but was extended through a verbal agreement. As of October 31, 2013, $40,000 in principle plus accrued interest was still outstanding..

•	Note Payable $4,485 - Prime Rate Premium Finance Corporation, April 2013. Interest is at 14.5%. The principal and interest is due on demand on May 16, 2013. As of October 31, 2013, $1,495 in principle plus accrued interest was still outstanding.

•	Note Payable $25,000 - Aaron Riccelli, April 2013. Interest is at 10% for 120 days. The principal and interest of $25,000 was due August 31, 2013, but was extended through a verbal agreement. As of October 31, 2013, $25,000 in principle plus accrued interest was still outstanding.

•	Note Payable $25,000 - Hoi Ping Lee, July 2013. Interest is at 10% for 180 days. The principal and interest of $25,000 was due January 6, 2014. As of October 31, 2013, $25,000 in principle plus accrued interest was still outstanding.

•	Note Payable $25,000 - Xunjin Hua, August 2013. Interest is at 10% for 180 days. The principal and interest of $25,000 is due February 10, 2014. As of October 31, 2013, $25,000 in principle plus accrued interest was still outstanding.

•	Note Payable $19,000 - Veronique Francois, September 2013. Interest is at 10% for 180 days. The principal and interest of $19,000 is due March 6, 2014. As of October 31, 2013, $19,000 in principle plus accrued interest was still outstanding.

•	In January, 2014, the following converted their notes into common stock at $.20 per share: Priscilla and John Zaontz 86,500 shares; Hoi Ping Lee 142,500 shares; Darryl Zaontz 142,500 shares of stock.

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

Disclosure Controls and Procedures

Management of Innovative Designs, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

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

Our Chief Executive Officer is also our Chief Financial Officer.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer/Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2013. In particular, our controls over financial reporting were not effective in the specific areas described in the paragraphs below.

As of October 31, 2013, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•
Policies and Procedures for the Financial Close and Reporting Process – Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having such policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

•
Representative with Financial Expertise – For the year ended October 31, 2013, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. All of our financial reporting is carried out by one individual and the use of an external accounting firm. This lack of accounting staff results in a lack of segregation of duties, timeliness in closing the books and records, delays in filing quarterly financial information, numerous post-closing adjusting journal entries, and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2013 and 2012, or subsequent to October 31, 2013, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	64	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman	1 year
Dean P. Kolocouris	43	Director	1 year
Robert D. Monsour	63	Director	1 year
Daniel P. Rains	61	Director	1 year

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

Nominating and Compensation Committees

We do not have either a nominating committee or a compensation committee.  The basis for the Board of Directors to not have a nominating committee is the fact that our principal stockholder who is also our CEO and Chairman of the Board controls approximately fifty percent of the voting stock.  And the Company has never held an Annual Meeting of stockholders.  New board members are recommended to the Board by the Chairman of the Board.

Board of Directors Meetings

During the last full fiscal year, there were no meetings of the Board of Directors.

Code of Ethics

We have not, as yet, adopted a code of ethics. We have only one full time executive officer/ chief financial officer who also acts as our principal accounting officer. To date, our operations have been so minimal and our staff so small that we have not considered a formal standard relating to the conduct of our personnel.

ITEM 11.	EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Joseph Riccelli,
CEO, Chairman	2013	$65,639	0	0	0	0	0	0	$65,639

Joseph Riccelli,
CEO, Chairman	2012	$65,639	0	0	0	0	0	0	$65,639

During 2013, we paid our Chief Executive Officer $65,639 in compensation.

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

Other than Mr. Riccelli, who is our CEO, the Board of Directors considers the remaining Directors Messrs. Monsour, Koloccouris and Rains to be independent directors.

Director Compensation

					Nonqualified
	Fees Paid			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Dean P. Kolocouris	0	0	0	0	0	0	0

Robert D. Monsour	0	0	0	0	0	0	0

Daniel P. Rains	0	0	0	0	0	0	0

Joseph Riccelli	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities			for future issuance
	to be issued upon	Weighted-average		under equity
	exercise of outstanding	exercise price of		compensation plans
	options, warranties	outstanding options,		(excluding those
Plan Category	and rights	warranties and rights		reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	$0	$0.30	(1)	$0

(1)
Weighted average price was based on market value of the shares on or about the date the service was performed. Market value of the price per share ranged from $.71 to $0.14 per share over the period of time in which the various services were performed.

(2)	All stock that has been issued by the Company out of the equity compensation plan was for the exchange of professional services. No shares were sold for cash.

Use of Proceeds from Registered Securities

Not Applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership as of January 23, 2014 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli		8,406,000	Direct	42.57%
	Chief Executive Officer
	Chairman of the Board	(1)	801,000	Indirect	4.06%
	of Directors
	142 Loire Valley Drive
	Pittsburgh, Pa 15209

Common Stock	Robert D. Monsour		-
	Director
	6131 Saltzburg Road
	Murrysville, PA 15668

Common Stock	Dean P. Kolocouris		52,000	Direct	*
	Director
	120 Timberglen Drive
	Imperial, Pa 15216

Common Stock	Daniel P. Rains		85,000	Direct	*
	2509 Wigham Road
	Aliquippa, PA 15001

All Directors and Executive Officers as a Group			9,344,000		47.64%

*	Represents less than one percent.

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

•
We received various advances from Joseph Riccelli. We currently owe approximately $226,000 on the advances; there are no written loan documents to evidence these advances. These advances accrue interest at a rate of 8% per quarter and the advances have no specified repayment terms.

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

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2013 and 2012, our current auditors, Louis Plung & Company billed the Company $18,000 for professional services, respectively.

Audit Related Fees
None.

Tax Fees
None.

All Other Fees
None.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested]**
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Haas outdoors, Inc. and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005.***
10.8	Agreement by and between Innovative Designs, Inc. and James Kearney, dated July 28, 2004.***
10.9	Note Agreement between Sol & Tina Waxman Family Foundation and Innovative Designs, Inc., dated May 2, 2012, principle amount $50,000.*****
10.10	Note Agreement between Joseph Riccelli and Innovative Designs, Inc., dated July 9, 2012, principle amount $50,000.*****
10.11	Personal Service Agreement dated May 5, 2005, by and between Innovative Designs, Inc. and William Thomas Mass.****
10.12	Note Agreement between Darryl Zaontz and Innovative Designs, Inc., dated July 12, 2012, principle amount $27,000.*****
10.13	Note Agreement between Hilary Ackermann and Innovative Designs, Inc., dated July 12, 2012, principle amount $25,000.*****
10.14	Note Agreement between Joseph Riccelli and Innovative Designs, Inc., dated September 23, 2013, principle amount $55,000.
10.15	Note Agreement between Xunjin Hua and Innovative Designs, Inc., dated August 10, 2013, principle amount $25,000.
10.16	Note Agreement between Veronique Francois and Innovative Designs, Inc., dated August 30, 2013, principle amount $19,000.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*
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

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: February 3, 2014	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 3, 2014	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principle Accounting Officer, and Chairman
of the Board of Directors

Date: February 3, 2014	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: February 3, 2014	by:	*
Robert D. Monsour
Director

Date: February 3, 2014	by:	/s/ Daniel Rains
Daniel Rains
Director

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

October 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Innovative Designs, Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying balance sheets of Innovative Designs, Inc. (a Delaware corporation) as of October 31, 2013 and 2012, and the related statements of operations, stockholders' (deficit) equity, and cash flows for the fiscal years then ended, and the related notes to the financial statements.  Innovative Designs, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Designs, Inc. as of October 31, 2013 and 2012, and the results of its operations, and its cash flows for the fiscal years then ended, in accordance with accounting principles generally accepted in the United States of America.

/s/ Louis Plung & Company

Pittsburgh, Pennsylvania
February 3, 2014

INNOVATIVE DESIGNS, INC.

BALANCE SHEETS
October 31, 2013 and 2012

	2013	2012
ASSETS

CURRENT ASSETS
Cash	$69,613	$54,995
Accounts receivable	90,583	102,350
Other receivables	4,000	-
Inventory - net of obsolete inventory reserve of $52,000 and $65,000, respectively	614,581	623,722
Inventory on consignment	42,900	-
Deposits on inventory	30,846	44,514
Prepaid insurance	7,655	4,360
Total current assets	860,178	829,941

PROPERTY AND EQUIPMENT - NET	18,346	20,448

TOTAL ASSETS	$878,524	$850,389

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$83,183	$64,455
Current portion of notes payable	155,053	91,298
Accrued interest expense	240,121	190,859
Due to shareholders	416,500	266,600
Loss contingency	-	190,000
Accrued expenses	3,419	876
Total current liabilities	898,276	804,088

Long-term portion of notes payable	335,371	347,663

TOTAL LIABILITIES	1,233,647	1,151,751

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, and 19,325,743 and 18,935,743 issued and outstanding as of October 31, 2013 and 2012, respectively	1,935	1,896
Additional paid-in capital	5,777,606	5,688,645
Accumulated deficit	(6,134,664)	(5,991,903)
Total stockholders' deficit	(355,123)	(301,362)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$878,524	$850,389

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS
For the Fiscal Years Ended October 31, 2013 and 2012

	2013	2012

REVENUES	$484,299	$812,761

OPERATING EXPENSES
Cost of sales	206,939	320,021
Selling, general and administrative expenses	507,868	635,255

LOSS FROM OPERATIONS	(230,508)	(142,515)

OTHER INCOME (EXPENSE)
Other income	-	600
Loss contingency	190,000	(190,000)
Interest expense	(102,253)	(122,799)

TOTAL OTHER INCOME (EXPENSE)	87,747	(312,199)

NET LOSS	$(142,761)	$(454,714)

PER SHARE INFORMATION
Basic

Net Loss Per Common Share	$(0.008)	$(0.024)

Weighted Average Number of
Common Shares Outstanding	18,974,811	18,830,401

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Fiscal Years Ended October 31, 2013 and 2012

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2011	18,775,743	$1,880	$5,648,161	$(5,537,189)	$112,852

Shares issued for services	160,000	16	40,484	-	40,500

Net loss	-	-	-	(454,714)	(454,714)

Balance at October 31, 2012	18,935,743	1,896	5,688,645	(5,991,903)	(301,362)

Shares issued for services	70,000	7	24,993	-	25,000

Sale of stock	320,000	32	63,968	-	64,000

Net loss	-	-	-	(142,761)	(142,761)

Balance at October 31, 2013	19,325,743	$1,935	$5,777,606	$(6,134,664)	$(355,123)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended October 31, 2013 and 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142,761)	$(454,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	25,000	40,500
Common stock issued for cash	64,000	-
Depreciation	2,102	649
Loss contingency	(190,000)	190,000
Provision for inventory reserves	(13,000)	(51,439)
Increase (decrease) from changes in:
Accounts receivable	7,767	88,785
Inventory	(20,759)	128,648
Deposits on inventory	13,668	(6,618)
Prepaid insurance	(3,295)	(4,360)
Accounts payable	18,728	(13,524)
Accrued expenses	2,543	(5,594)
Accrued interest expense	49,262	86,156

Net cash used in operating activities	(186,745)	(1,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(19,826)

Net cash used in investing activities	-	(19,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder advances	(155,100)	(165,500)
Proceeds from shareholder advances	305,000	185,000
Payments on notes payable	(119,933)	(117,853)
Proceeds from notes payable	171,396	83,476

Net cash provided by (used in) financing activities	201,363	(14,877)

Net increase (decrease) in cash equivalents	14,618	(36,214)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	54,995	91,209

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$69,613	$54,995

Supplemental disclosure of cash flow information:
Cash paid for interest	$52,991	$36,643

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year End - The Company’s fiscal year ends on October 31.  The fiscal years ending October 31, 2013 and 2012 are referred to as 2013 and 2012, respectively, throughout the Company’s financial statements.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.  Revenue is derived from sales of the Company’s recreational products such as Arctic Armor.  Sales of these items are recognized when the items are shipped.  The Company offers a 5 day return policy and no warranty on all of its products.  All sales outside the United States are entered into using the U.S. dollar as its functional currency.  During 2013 and 2012, the Company took back certain products from customers that accounted for $4,598 and $17,778 in revenue, respectively.  The Company was not required to accept these returns but made a business decision to do so.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments.  The fair value of the Company’s debt instruments approximates their fair values as the interest is tied to or approximates market rates.

Estimated Uncollectable Accounts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2013 and 2012, accordingly, no allowance for doubtful accounts is provided.  During 2012, the Company wrote-off approximately $3,800 in uncollectable accounts receivable.

Inventory - Inventory consists principally of purchased finished goods.  Inventory is stated at the lower of cost or market on a first-in, first-out basis.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

During 2013, the Company entered into an agreement with Dick’s Sporting Goods in which it has consigned certain Arctic Armor products.  These items will be offered in select stores and through the Dick’s Sporting Goods website.  As of October 31, 2013, the Company had provided $42,900 of inventory to be placed in stores.  As part of the agreement, at the end of the contract the Company will receive payment for all inventory sold and any remaining merchandise will be returned to the Company.  As of October 31, 2013, there have been no sales related to this merchandise and the full amount is included in inventory.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Shipping and Handling - Shipping costs associated with acquiring inventories are charged to cost of goods sold when incurred.  The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with customer orders was $29,827 and $66,590 as of October 31, 2013 and 2012, respectively. Freight costs for delivering products to customers are included in revenues from sales at the time the goods are shipped.

Net Income Per Common Share - The Company calculates net income per share in accordance with ASC Topic 260 “Earnings per Share”.  Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period.  The Company only has common stock outstanding for 2013 and 2012.  As a result, diluted earnings per share was not calculated.

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

New Accounting Pronouncements - During 2013 and 2012, the FASB issued various Accounting Standards Updates (“ASUs”).  Based on management’s review, it was determined that the ASUs will have no material effect on the Company’s financial statements.  As new ASUs are issued, management will evaluate their impact on the Company.  Any future impact will be included in the notes to the Company’s financial statements.

2.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2013	2012

Equipment	$28,987	$28,987
Furniture and fixtures	11,092	11,092
Leasehold improvements	4,806	4,806
Automobile	7,841	7,841
	52,726	52,726

Less accumulated depreciation	34,380	32,278

Property and equipment - net	$18,346	$20,448

Depreciation expense for the years ended October 31, 2013 and 2012 was $2,102 and $649, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

3.	BORROWINGS

Borrowings at October 31, 2013 and 2012 consisted of the following:

	2013	2012

Due to Shareholders

Note Payable - Joseph Riccelli Interest is 8% per quarter with no payment terms.	$31,000	$84,100

Note Payable $100,000 - James Kearney, September 2005. Interest of $8,000 per quarter was charged from October 2005 through October 2008; principal and interest due and payable in full at any time after December 10, 2005.	12,500	12,500

Note Payable $10,000 - Frank Riccelli, July 2011. Due December 20, 2011; payable on demand; interest is 10% for 120 days. Note was extended through a verbal agreement.	10,000	10,000

Note Payable $8,000 - Roberta Riccelli, February 2012. Due June 17, 2012; interest is 10% for 120 days. Note was extended through a verbal agreement.	8,000	8,000

Note Payable $100,000 - Sol & Tina Waxman Family Foundation, May 2012. Due December 20, 2012; payable on demand; interest is 10%.	-	75,000

Note Payable $50,000 - Joseph Riccelli, July 2012. Due January 9, 2013; interest is 10% for 120 days. Note was extended through a verbal agreement.	50,000	50,000

Note Payable $27,000 - Darryl Zaontz, July 2012. Due January 31, 2013; payable on demand; interest is 10% for 6 months.	-	27,000

Note Payable $20,000 - Corinthian Development, January 15, 2013. Due May 15, 2013; payable on demand;interest is 10%; Note was extended through a verbal agreement.	20,000	-

Subtotal Due to Shareholders	$131,500	$266,600

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2013	2012

Subtotal Due to Shareholders from Page 39	$131,500	$266,600

Note Payable $100,000 - Sol & Tina Waxman Family Foundation, May 2013. Due December 31, 2013; payable on demand; interest is 10%.	100,000	-

Note Payable $90,000 - Joseph Riccelli, May 2013. Due November 22, 2013; interest is 10% for 180 days.	90,000	-

Note Payable $25,000 - Darryl Zaontz, July 2013. Due January 16, 2014; payable on demand; interest is 10% for 6 months.	25,000	-

Note Payable $15,000 - John and Priscilla Zaontz, July 2013. Due January 6, 2014; payable on demand; interest is 10% for 6 months.	15,000	-

Note Payable $55,000 - Joseph Riccelli, September 2013. Due March 23, 2014; interest is 10% for 180 days.	55,000	-

Total Due to Shareholders	$416,500	$266,600

Notes Payable

Note Payable - U.S. Small Business Administration. Due July 2035; payable in monthly installments of $1,820 including interest at 2.9% annum.	$351,625	$362,076

Note Payable $8,477 - Prime Rate Premium Finance Corporation, March 2012. Monthly payments of $992 due beginning April 10, 2012, including interest at 12.5%.	-	1,885

Note Payable $25,000 - Hilary Ackermann, July 2012. Due January 31, 2013; payable on demand; interest is 10% for 6 months.	-	25,000

Note Payable $50,000 - Aaron Riccelli, September 2012. Due January 14, 2013; payable on demand; interest is 10% for 120 days.	-	50,000

Subtotal of Notes Payable	$351,625	$438,961

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2013	2012

Subtotal of Notes Payable from Page 40	$351,625	$438,961

Note Payable $9,911 - Prime Rate Premium Finance Corporation, March 2013. Monthly payments of $1,159 due beginning April 10, 2013, including interest at 12.5%.	3,304	-

Note Payable $40,000 - Xunjin Hua, November 2012. Due March 22, 2013; payable on demand; interest is 10% for 6 months. Note was extended through a verbal agreement.	40,000	-

Note Payable $4,485 - Prime Rate Premium Finance Corporation, April 2013. Monthly payments of $529 due beginning May 16, 2013, including interest at 14.5%.	1,495	-

Note Payable $25,000 - Aaron Riccelli, April 2013. Due August 31, 2013; payable on demand; interest is 10% for 120 days. Note was extended through a verbal agreement	25,000	-

Note Payable $25,000 - Hoi Ping Lee, July 2013. Due January 6, 2014; payable on demand; interest is 10% for 6 months.	25,000	-

Note Payable $25,000 - Xunjin Hua, August 2013. Due February 10, 2014; payable on demand; interest is 10% for 6 months.	25,000	-

Note Payable $19,000 - Veronique Francois, September 2013. Due March 6, 2014; payable on demand; interest is 10% for 6 months.	19,000	-

Total Notes Payable	$490,424	$438,961

Total Borrowings	906,924	705,561

Less Due to Shareholders	416,500	266,600

Less Current Portion of Notes Payable	155,053	91,298

Total Long Term Portion of Notes Payable	$335,371	$347,663

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Maturities of long-term debt are as follows:

Year Ending
October 31	Amount Due

2014	571,553
2015	12,150
2016	12,481
2017	12,874
2018	13,252
Thereafter	284,614

Total	$906,924

The Company has received various advances from our Chief Executive Officer, Joseph Riccelli which have been used to fund operations.  These advances totaled $31,000 and $84,100 as of October 31, 2013 and 2012, respectively.

In September 2005, the Company entered into a new loan agreement with James Kearney for a note payable.  This new agreement is for a prior note payable of $100,000, dated July 2004.  Interest of $8,000 per quarter was charged from October 2005 through October 2008.  Interest accrued and due on this note was $92,000 as of October 31, 2012.  The principal and interest are due and payable in full at any time after December 10, 2005.  The principal balance as of October 31, 2013 and 2012 was $12,500.

In July 2005, the Company was approved for a low interest promissory note from the U.S. Small Business Administration in the amount of $280,100.  The Company qualified for the loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004.  The note bears interest at an annual rate of 2.9%.  Monthly installment payments, including principal and interest of $1,186 began five months from the date of the promissory note.  The note is payable over 30 years.  Certain guarantees of collateral were made by the Company’s Chief Executive Officer and shareholder, Joseph Riccelli to service the note.  The Company was to use the loan proceeds to repair or replace the following: approximately $6,200 for machinery and equipment; approximately $80,100 for furniture and fixtures; approximately $148,700 for inventory; and approximately $45,100 for working capital.  The Company received the full amount of this loan at October 31, 2005.  In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500.  The note still bears an annual interest rate of 2.9% and matures on July 13, 2035.  Monthly payments, including principal and interest, of $1,820 are due each month beginning February 13, 2006.  All remaining principal and accrued interest are due and payable on July 13, 2035.  The loan balance was $351,625 and $362,076 at October 31, 2013 and 2012, respectively.

In July 2011, the Company entered into a note payable with Frank Riccelli for $10,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 120 days.  This note was extended through a verbal agreement.  The loan balance at October 31, 2013 and 2012 was $10,000.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In February 2012, the Company entered into a note payable with Roberta Riccelli for $8,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 120 days.  This note was extended through a verbal agreement.  The loan balance as of October 31, 2013 and 2012 was $8,000.

In March 2012, the Company entered into a note payable with Prime Rate Premium Finance for $8,477.  This loan was to be used to finance insurance premiums of the Company.  Monthly payments of $992 were due beginning April 10, 2012, including interest at 12.5%.  This note was paid in full during 2013.

In May 2012, the Company entered into a note payable with the Sol & Tina Waxman Family Foundation for $100,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 180 days.  The Company has pledged 250,000 shares of its stock, as collateral.  This note is also personally guaranteed by the Company’s president.  This note was paid in full during 2013.

In July 2012, the Company entered into a note payable with its president, Joseph Riccelli for $50,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 120 days.  This note was extended through a verbal agreement.  The loan balance at October 31, 2013 and 2012 was $50,000.

In July 2012, the Company entered into a note payable with Darryl Zaontz for $27,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 180 days.  This note was paid in full during 2013.

In July 2012, the Company entered into a note payable with Hilary Ackermann for $25,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 120 days.  This note was paid in full during 2013.

In September 2012, the Company entered into a note payable with Aaron Riccelli for $50,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 120 days.  This note was paid in full during 2013.

In November 2012, the Company entered into a note payable with Xunjin Hua for $40,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 6 months.  The loan was extended through a verbal agreement. The loan balance at October 31, 2013 was $40,000.

In January 2013, the Company entered into a note payable with Corinthian Development for $20,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 4 months.  This note was extended through a verbal agreement.  The loan balance at October 31, 2013 was $20,000.

In March 2013, the Company entered into a note payable with Prime Rate Premium Finance for $9,911.  This loan was to be used to finance insurance premiums of the Company.  Monthly payments of $1,159 were due beginning April 10, 2013, including interest at 12.5%.  The loan balance at October 31, 2013 was $3,304.

In April 2013, the Company entered into a note payable with Prime Rate Premium Finance for $4,485.  This loan was to be used to finance insurance premiums of the Company.  Monthly payments of $529 were due beginning May 16, 2013, including interest at 14.5%.  The loan balance at October 31, 2013 was $1,495.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In April 2013, the Company entered into a note payable with Aaron Riccelli for $25,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 120 days.  The loan balance at October 31, 2013 was $25,000.

In May 2013, the Company entered into a note payable with the Sol & Tina Waxman Family Foundation for $100,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% on December 31, 2013.  The Company has pledged 250,000 shares of its stock, as collateral.  This note is also personally guaranteed by the Company’s president.  The loan balance at October 31, 2013 was $100,000.

In May 2013, the Company entered into a note payable with its president, Joseph Riccelli for $90,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 180 days.  The loan balance at October 31, 2013 was $90,000.

In July 2013, the Company entered into a note payable with Darryl Zaontz for $25,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 6 months, as well as 5,000 restricted shares of stock.  Principal and interest may be converted into shares of stock upon request of the lender.  The loan balance at October 31, 2013 was $25,000. Loan was converted to stock at $.20 per share.

In July 2013, the Company entered into a note payable with Hoi Ping Lee for $25,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 6 months, as well as 5,000 restricted shares of stock.  Principal and interest may be converted into shares of stock upon request of the lender.  The loan balance at October 31, 2013 was $25,000. Loan was converted to stock at $.20 per share.

In July 2013, the Company entered into a note payable with John and Priscilla Zaontz for $15,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 6 months, as well as 4,000 restricted shares of stock.  Principal and interest may be converted into shares of stock upon request of the lender.  The loan balance at October 31, 2013 was $15,000. Loan was converted to stock at $.20 per share.

In August 2013, the Company entered into a note payable with Xunjin Hua for $25,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 6 months, as well as 5,000 restricted shares of stock.  The loan balance at October 31, 2013 was $25,000.

In September 2013, the Company entered into a note payable with Veronique Francois for $19,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 6 months.  Principal and interest may be converted into shares of stock upon request of the lender.  The loan balance at October 31, 2013 was $19,000.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In September 2013, the Company entered into a note payable with its president, Joseph Riccelli for $55,000.  This loan was to be used to fund operations of the Company.  This loan is due on demand, including interest at 10% for 180 days.  The loan balance at October 31, 2013 was $55,000.

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

Revenues from two customers were approximately 42% and 23% of the Company’s revenues for the years ended October 31, 2013 and 2012, respectively.

Accounts receivable from three customers were approximately 61% of the Company’s accounts receivable as of October 31, 2013.  Two customers accounted for approximately 40% of the Company’s October 31, 2012 accounts receivable balance.

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company.  Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia, and one manufacturer that produces house wrap on behalf of the Company.

6.	INCOME TAXES

In prior years the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  For the 2012 tax year, fiscal year end October 31, 2013, the Company had net operating loss carryforwards of approximately $2,789,000 for tax purposes.  The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2024 tax year, fiscal year end October 31, 2025.  Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards.  The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2013	2012

Net operating loss carryforward	$948,500	$872,600
Depreciation	(200)	(200)
Net deferred tax assets before valuation allowance	948,300	872,400
Less: Valuation allowance	(948,300)	(872,400)

Net deferred tax assets	$-	$-

For financial reporting purposes, the Company has incurred losses in previous years.  Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of October 31, 2013 and 2012, respectively.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2013	2012

Federal statutory rate	34%	34%
Effect of net operating losses	(34)%	(34)%

Effective income tax rate	-	-

The Company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

7.	COMMITMENTS

The Company currently maintains two locations which are leased pursuant to oral agreements on a month-to-month basis.  The Company leases offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli, Sr., for $700 per month.  The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of our Chief Executive Officer, for $3,500 per month.  For the years ended October 31, 2013 and 2012, rent expense totaled approximately $50,400.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

8.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$295,046	$55,010	$11,117	$123,126	$484,299

Income/(loss) from operations	17,351	(97,217)	(107,870)	(42,772)	(230,508)

Net income (loss)	$(6,972)	$(117,160)	$55,316	$(73,945)	$(142,761)

Weighted average shares outstanding	18,935,743	18,964,732	18,975,308	19,023,134	18,974,811

Basic income/(loss) per share	(0.000)	(0.006)	0.003	(0.004)	(0.008)

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$551,771	$45,471	$7,165	$208,354	$812,761

Income/(loss) from operations	129,715	(169,474)	(79,941)	(22,815)	(142,515)

Net income (loss)	$108,019	$(183,929)	$(97,283)	$(281,521)	$(454,714)

Weighted average shares outstanding	18,775,743	18,783,132	18,843,352	18,918,352	18,830,401

Basic income/(loss) per share	0.006	(0.010)	(0.005)	(0.015)	(0.024)

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

9.	COMMON STOCK

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

On February 4, 2013, the Company issued 30,000 shares of its common stock for professional services for $.30 per share or $9,000.  The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On July 10, 2013, the Company issued 40,000 shares of its common stock for professional services for $.40 per share or $16,000.  The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the service provider.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 27, 2013, the Company issued 320,000 shares of its common stock for cash for $.20 per share or $64,000.  Of the $64,000, only $60,000 had been received as of October 31, 2013.  The remaining $4,000 was classified as other receivables.

10.	RELATED PARTY TRANSACTIONS

The Company has entered into various debt agreements with related parties.  These agreements are classified as shareholder loans within Note 3 to the financial statements.

The Company has entered into 2 verbal lease agreements as further discussed in Note 7 to the financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

11.	LITIGATION

During 2012, the Company filed a civil complaint in which we asserted that the defendants made deceptive claims in advertising and promotions that were aimed at our Arctic Armor products. The Company was then named as a defendant in a countersuit that asserted libel, slander, and torturous interference. The Company did not respond timely to the summons and complaint in the Minnesota action, and as a result recorded a $190,000 contingent liability as of October 31, 2012.

During 2013, a settlement was reached regarding the open litigation. The Company withdrew the complaint in Pennsylvania, and the defendant withdrew the complaint in Minnesota.  The parties have entered a mutual non-disparagement agreement.  As a result, the Company has reversed the contingent liability of $190,000 associated with the countersuit as of October 31, 2013.

12.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through February 3, 2014, the date these financial statements were available to be issued.  During such evaluation the following subsequent events were identified those discussed below:

On January 7, 2014, the Company sold 50,000 shares of its common stock for $.20 per share or $10,000, to one purchaser.  The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In January, 2014, the following converted their notes into common stock at $.20 per share:  Priscilla and John Zaontz 86,500 shares; Hoi Ping Lee 142,000 shares; Darryl Zaontz 142,500 shares of stock.

Page Intentionally Left Blank