Form 10-Q
period 2014-01-31
INNOVATIVE DESIGNS INC
filed 2014-03-21
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2014

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

As of March 13, 2014, there were 19,747,243 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:   YES  ☐   NO   ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2014

		Page No.
Part I — Financial Information

Item 1.	Condensed Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of January 31, 2014 (Unaudited) and October 31, 2013	1

	Condensed Statements of Operations for the Three Month Period Ended January 31, 2014 and 2013, (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity as of January 31, 2014 (Unaudited) and October 31, 2013	3

	Condensed Statements of Cash Flows for the Three Month Period Ended January 31, 2014 and 2013 (Unaudited)	4

	Notes to the Condensed Financial Statements	5 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

Part II — Other Information

Items 2., 3. and 4.T		11

Item 6.	Exhibits	12 - 14

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

January 31, 2014 (Unaudited) and October 31, 2013

	2014	2013

ASSETS

CURRENT ASSETS
Cash	$96,120	$69,613
Accounts receivable	158,838	90,583
Other receivables	-	4,000
Inventory - net of obsolete inventory reserve of $52,000 for 2014 and 2013	516,871	614,581
Inventory on consignment	68,088	42,900
Deposits on inventory	37,281	30,846
Prepaid insurance	2,196	7,655
Total current assets	879,394	860,178

PROPERTY AND EQUIPMENT - NET	17,231	18,346
TOTAL ASSETS	$896,625	$878,524

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$83,239	$83,183
Current portion of notes payable	61,447	155,053
Accrued interest expense	242,862	240,121
Due to shareholders	354,500	416,500
Accrued expenses	59,474	3,419
Total current liabilities	801,522	898,276

Long-term portion of notes payable	331,232	335,371

TOTAL LIABILITIES	1,132,754	1,233,647

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, and 19,747,243 and 19,325,743 issued and outstanding as of January 31, 2014 and October 31, 2013	1,977	1,935
Additional paid-in capital	5,861,864	5,777,606
Accumulated deficit	(6,099,970)	(6,134,664)
Total stockholders' deficit	(236,129)	(355,123)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$896,625	$878,524

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three Month Period Ended January 31, 2014 and 2013 (Unaudited)

	Three Month Period Ended January 31,
	2014	2013

REVENUES - NET	$373,752	$295,046

OPERATING EXPENSES:
Cost of Sales	169,952	127,631
Selling, general and administrative expenses	140,836	150,064
TOTAL OPERATING EXPENSES	310,788	277,695

INCOME FROM OPERATIONS	62,964	17,351

INTEREST EXPENSE	(28,270)	(24,323)

NET INCOME/(LOSS)	$34,694	$(6,972)

PER SHARE INFORMATION

Net Income/(Loss) Per Common Share	$0.002	$(0.000)

Weighted Average Number of Common Shares Outstanding	19,440,281	18,935,743

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

January 31, 2014 (Unaudited) and October 31, 2013

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2012	18,935,743	$1,896	$5,688,645	$(5,991,903)	$(301,362)

Shares issued for services	70,000	7	24,993	-	25,000

Sale of stock	320,000	32	63,968	-	64,000

Net loss	-	-	-	(142,761)	(142,761)

Balance at October 31, 2013	19,325,743	1,935	5,777,606	(6,134,664)	(355,123)

Shares issues for debt conversion	371,500	37	74,263	-	74,300

Sale of stock	50,000	5	9,995	-	10,000

Net income	-	-	-	34,694	34,694

Balance at January 31, 2014	19,747,243	$1,977	$5,861,864	$(6,099,970)	$(236,129)

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Three Month Period Ending January 31, 2014 and 2013 (Unaudited)

	For the Three Month Period Ended
	January 31, 2014	January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,694	$(6,972)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Common stock issued for service	9,300	-
Depreciation	1,115	479
Increase (decrease) from changes in:
Accounts receivable	(68,255)	13,597
Other receivable	4,000	-
Inventory	72,522	38,314
Deposits on inventory	(6,435)	20,912
Prepaid insurance	5,459	3,110
Accounts payable	56	13,164
Accrued expenses	56,055	-
Accrued interest expense	2,741	3,500

Net cash provided by operating activities	111,252	86,104

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	10,000	-
Payments on shareholder advances	(22,000)	(88,000)
Proceeds from shareholder advances	-	20,000
Payments on notes payable	(72,745)	(80,163)
Proceeds from notes payable	-	63,000

Net cash used in financing activities	(84,745)	(85,163)

Net increase in cash	26,507	941

CASH, BEGINNING OF YEAR	69,613	54,995

CASH, END OF THE PERIOD	$96,120	$55,936

Supplemental disclosure of cash flow information:
Stock issuance for debt conversion	$74,300	$-
Cash paid for interest	$18,979	$20,823

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Period Ended January 31, 2014 and 2013 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of January 31, 2014, the changes therein for the three month period then ended and the results of operations for the three month periods ended January 31, 2014 and 2013.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2013. The results of operations for the three month periods ended January 31, 2014 and 2013 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at January 31, 2014 and October 31, 2013 of $52,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

During 2013, the Company entered into an agreement with Dick’s Sporting Goods (“Dick’s”) in which it consigned certain Arctic Armor products to be offered in select stores. As of January 31, 2014, the Company earned revenues of $34,908 on consigned inventory, and is awaiting the return of its consigned Arctic Armor products of approximately $68,000 from Dick’s.

NOTE 4.	EARNINGS PER SHARE

Innovative Designs, Inc. (the “Company”) calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260 “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. As a result, diluted earnings per share was not calculated.

NOTE 5.	DEPOSITS

The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished purchase orders are received by the Company, the deposits associated with those purchase orders are transferred into inventory. As of January 31, 2014 and October 31, 2013, the Company had $37,281 and $30,846, respectively, on deposit with its manufacturer.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Period Ended January 31, 2014 and 2013 (Unaudited)

NOTE 6.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes”, which requires an asset and liability approach for financial reporting purposes.

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

The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of in inventory as these costs are allocated across the merchandise received. The shipping and handling costs billed back to customer orders was approximately $11,600 and $10,500 for the three month periods ending January 31, 2014 and 2013, respectively. These amounts are included in both revenue and selling, general and administrative expenses.

NOTE 8.	COMMON STOCK

On January 7, 2014, the Company sold 50,000 shares of its common stock for $.20 per share or $10,000, to one investor who was a shareholder in the Company. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

In January, 2014, the following converted their notes into common stock at $.20 per share: John and Priscilla Zaontz converted a $15,000 note and interest into 82,500 shares; Hoi Ping Lee converted a $25,000 note and interest into 137,500 shares; Darryl Zaontz converted a $25,000 note and interest into 137,500 shares of stock. Each of these individuals was also issued shares as additional consideration as called for in the notes, which totaled 14,000 shares. We believe that Section 4(2) of the Securities Act, as amended, was available because these sales did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Period Ended January 31, 2014 and 2013 (Unaudited)

NOTE 9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through March 21, 2014, which is the date financial statements were available to be issued. With the exception of the matters discussed below, no subsequent event items were identified by the Company.

During February 2014 the Company received an $80,000 advance from a financial institution.

INNOVATIVE DESIGNS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended January 31, 2014 with the Three Month Period Ended January 31, 2013.

The following table shows a comparison of the results of operations between the three month periods ended January 31, 2014 and January 31, 2013:

	Three Month		Three Month
	Period Ended		Period Ended
	January 31,	% of	January 31,	% of	Increase
	2014	Sales	2013	Sales	(Decrease)	% Change

REVENUE	$373,752	100.00%	$295,046	100.00%	$78,706	26.68%

OPERATING EXPENSES
Cost of sales	169,952	45.47%	127,631	43.26%	42,321	33.16%
Selling, general and administrative expenses	140,836	37.68%	150,064	50.86%	(9,228)	-6.15%

Income from operations	62,964	16.85%	17,351	5.88%	45,613	262.88%

OTHER INCOME/(EXPENSE)
INTEREST EXPENSE	(28,270)	-7.57%	(24,323)	-8.24%	(3,947)	16.23%

Net income/(loss)	$34,694	9.28%	$(6,972)	-2.36%	$41,666	-597.62%

Revenues for the quarter ended January 31, 2014 were $373,752 compared to revenues of $295,046 for the quarter ended January 31, 2013. As a result of the colder winter that was experienced, our customers are ordering later in the year. Approximately 91% of our sales for the period were for our Arctic Armor products, hunting apparel accounted for approximately 3% of sales and House Wrap for approximately 2% of sales for the period. Our net income from operations for the three months ended January 31, 2014 was $34,694.

Our selling, general and administrative expenses were $140,836 for the three months ended January 31, 2014 compared to $150,064 for the three months ended January 31, 2013.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Recourses

During the quarter ended January 31, 2014, we funded our operations from revenues from sales and short-term advances.

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

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2014, we sold 50,000 shares of our Common Stock to one person, who was a shareholder, for $.20 per share for a total of $10,000. The proceeds were used as general operating funds. We believe that the sale was exempt from the registration requirements of the securities laws as the purchaser was a sophisticated person and the sale did not involve any general solicitation or advertising and the sale was permitted under Section 4(2) of the Securities Act of 1933, as amended.

Also in January of 2014, three noteholders converted their notes into Common Stock. A total of 357,500 shares were issued for an aggregate of $65,000 in principal amount of the notes. The conversation rate was $.20 per share. As additional consideration as set out in the notes a total of 14,000 more shares were issued to the noteholders. We believe the sale (conversion) was exempt from the registration requirements of the securities laws as the purchasers were all sophisticated persons and the sale did not involve any general solicitation or advertising and the sale(s) were permitted under Section 4(2) of the Securities Act of 1933, as amended. See Note 8 of the “Notes To The Condensed Financial Statements” contained elsewhere in this Report.

ITEM 3. QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended January 31, 2014, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the fourth quarter of 2013 and the first quarter ended January 31, 2014, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-K for the year ended October 31, 2013 or the Form 10-Q for the period ended January 31, 2014 within the timeline established by the SEC.

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

Innovative Designs, Inc.
Registrant

Date: March 21, 2014	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer

- 12 -