Form 10-Q
period 2014-04-30
INNOVATIVE DESIGNS INC
filed 2014-06-16
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2014

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

As of June 16, 2014, there were 19,952,243 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:    YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2014

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

April 30, 2014 (Unaudited) and October 31, 2013

	2014	2013
ASSETS

CURRENT ASSETS
Cash	$71,637	$69,613
Accounts receivable	98,559	90,583
Other receivables	-	4,000
Inventory - net of obsolete inventory reserve of $52,000 for 2014 and 2013	565,071	614,581
Inventory on consignment	-	42,900
Deposits on inventory	64,255	30,846
Prepaid insurance	2,069	7,655
Deferred loan costs	1,688	-
Total current assets	803,279	860,178

PROPERTY AND EQUIPMENT – NET	21,220	18,346
TOTAL ASSETS	$824,499	$878,524

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$72,009	$83,183
Current portion of notes payable	94,653	155,053
Accrued interest expense	239,285	240,121
Due to shareholders	329,928	416,500
Accrued expenses	123,946	3,419
Total current liabilities	859,821	898,276

Long-term portion of notes payable	343,470	335,371

TOTAL LIABILITIES	1,203,291	1,233,647

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, and 19,897,243 and 19,325,743 issued and outstanding as of April 30, 2014 and October 31, 2013	1,991	1,935
Additional paid-in capital	5,921,850	5,777,606
Accumulated deficit	(6,302,633)	(6,134,664)
Total stockholders' deficit	(378,792)	(355,123)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$824,499	$878,524

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Six Month Periods Ended April 30, 2014 and 2013 (Unaudited)

	Three Month Periods Ended April 30,		Six Month Periods Ended April 30,
	2014	2013	2014	2013

REVENUES - NET	$66,670	$55,010	$440,422	$350,056

OPERATING EXPENSES:
Cost of sales	29,204	15,184	199,156	142,815
Selling, general and administrative expenses	204,726	137,043	345,562	287,107
	233,930	152,227	544,718	429,922

LOSS FROM OPERATIONS	(167,260)	(97,217)	(104,296)	(79,866)

OTHER EXPENSE

INTEREST EXPENSE	(35,403)	(19,943)	(63,673)	(44,266)

NET LOSS	$(202,663)	$(117,160)	$(167,969)	$(124,132)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.010)	$(0.006)	$(0.009)	$(0.007)

Weighted Average Number of Common Shares Outstanding	19,776,232	18,964,732	19,605,472	18,949,997

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

April 30, 2014 (Unaudited) and October 31, 2013

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2012	18,935,743	$1,896	$5,688,645	$(5,991,903)	$(301,362)

Shares issued for services	70,000	7	24,993	-	25,000

Sale of stock	320,000	32	63,968	-	64,000

Net loss	-	-	-	(142,761)	(142,761)

Balance at October 31, 2013	19,325,743	1,935	5,777,606	(6,134,664)	(355,123)

Shares issued for debt conversion	371,500	37	74,263	-	74,300

Shares issued for services	35,000	3	13,997	-	14,000

Sale of stock	165,000	16	55,984	-	56,000

Net loss	-	-	-	(167,969)	(167,969)

Balance at April 30, 2014	19,897,243	$1,991	$5,921,850	$(6,302,633)	$(378,792)

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Six Month Periods Ending April 30, 2014 and 2013 (Unaudited)

	For the Six Month Periods Ended
	April 30, 2014	April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(167,969)	$(124,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	23,300	9,000
Amortization	312
Depreciation	1,969	943
Provision for inventory reserves	-	(7,000)
Increase (decrease) from changes in:
Accounts receivable	(7,976)	83,918
Other receivable	4,000	-
Inventory	92,410	56,678
Deposits on inventory	(33,409)	(5,088)
Prepaid insurance	5,586	(14,213)
Deferred loan costs	(2,000)	-
Accounts payable	(11,174)	27,339
Accrued expenses	120,527	21,260
Accrued interest expense	(836)	12,856
Net cash provided by operating activities	24,740	61,561

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,843)	-
Net cash used in investing activities	(4,843)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	56,000	-
Payments on shareholder advances	(46,572)	(124,500)
Proceeds from shareholder advances	-	20,000
Payments on notes payable	(107,301)	(84,224)
Proceeds from notes payable	80,000	102,396
Net cash used in financing activities	(17,873)	(86,328)

Net increase (decrease) in cash	2,024	(24,767)

CASH, BEGINNING OF YEAR	69,613	54,995

CASH, END OF THE PERIOD	$71,637	$30,228

Supplemental disclosure of cash flow information:
Stock issuance for debt conversion	$74,300	$-
Cash paid for interest	$58,009	$31,410

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2014 and 2013 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of April 30, 2014, the changes therein for the three and six month periods then ended and the results of operations for the three and six month periods ended April 30, 2014 and 2013.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2013. The results of operations for the three and six month periods ended April 30, 2014 and 2013 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at April 30, 2014 and October 31, 2013 of $52,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

During 2013, the Company entered into an agreement with Dick’s Sporting Goods (“Dick’s”) in which it consigned certain Arctic Armor products to be offered in select stores. During the period of the agreement, the Company earned revenues of approximately $41,000 on consigned inventory.

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

The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished purchase orders are received by the Company, the deposits associated with those purchase orders are transferred into inventory. As of April 30, 2014 and October 31, 2013, the Company had $64,255 and $30,846, respectively, on deposit with its manufacturer.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2014 and 2013 (Unaudited)

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

The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. The shipping and handling costs billed back to customer orders was approximately $15,000 and $14,000 for the six month periods ending April 30, 2014 and 2013, respectively. These amounts are included in both revenue and selling, general and administrative expenses.

NOTE 8.	COMMON STOCK

In January of 2014, the Company sold 50,000 shares of its common stock for $.20 per share, or $10,000, to one investor who was a shareholder in the Company. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

In January 2014, the following converted their notes into common stock at $.20 per share: John and Priscilla Zaontz converted a $15,000 note and interest into 82,500 shares; Hoi Ping Lee converted a $25,000 note and interest into 137,500 shares; Darryl Zaontz converted a $25,000 note and interest into 137,500 shares of stock. Each of these individuals was also issued shares as additional consideration as called for in the notes, which totaled 14,000 shares. We believe that Section 4(2) of the Securities Act, as amended, was available because these sales did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2014 and 2013 (Unaudited)

In April 2014, the Company sold 115,000 shares of its common stock for $.40 per share, or $46,000, to three private investors. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale

In April 2014, the Company issued an aggregate of 35,000 shares of our common stock to two individuals for professional services. These shares issued were valued at $.40 a share or an aggregate price of $14,000. We believe that Section 4(2) of the Securities Act, as amended, was available because these sales did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Note 9.	DEBT

The Company entered into a loan agreement, with a lending institution, during the three month period ended April 30, 2014, totaling $80,000. These borrowings were used to fund operations during the quarter.

NOTE 10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through June 16, 2014, which is the date financial statements were available to be issued. During such evaluation the following events were identified.

In May 2014, the Company issued 15,000 shares of its common stock for professional services for $0.40 per share, or $6,000.

In June 2014, the Company issued 40,000 shares of its common stock for professional services at $0.40 per share, or $16,000.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended April 30, 2014 with the Three Month Period Ended April 30, 2013.

The following table shows a comparison of the results of operations between the three month periods ended April 30, 2014 and April 30, 2013:

	Three Month		Three Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2014	Sales	2013	Sales	(Decrease)	% Change

REVENUE	$66,670	100.00%	$55,010	100.00%	$11,660	21.20%

OPERATING EXPENSES
Cost of sales	29,204	43.81%	15,184	27.60%	14,020	92.33%
Selling, general and administrative expenses	204,726	307.07%	137,043	249.13%	67,683	49.39%

Loss from operations	(167,260)	-250.88%	(97,217)	-176.73%	(70,043)	72.05%

OTHER EXPENSE
Interest expense	(35,403)	-53.10%	(19,943)	-36.25%	(15,460)	77.52%

Net loss	$(202,663)	-303.98%	$(117,160)	-212.98%	$(85,503)	72.98%

Revenues for the quarter ended April 30, 2014 were $66,670 compared to revenues of $55,010 for the quarter ended April 30, 2013. As a result of the colder winter that was experienced, our customers are ordering later in the year. Approximately 76% of our sales for the period were for our Arctic Armor products, and House Wrap accounted for approximately 23% of sales for the period. Our net loss for the three months ended April 30, 2014 was $(202,663).

Our selling, general and administrative expenses were $204,726 for the three months ended April 30, 2014 compared to $137,043 for the three months ended April 30, 2013.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Six Month Period Ended April 30, 2014 with the Six Month Period Ended April 30, 2013.

The following table shows a comparison of the results of operations between the six month periods ended April 30, 2014 and April 30, 2013:

	Six Month		Six Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2014	Sales	2013	Sales	(Decrease)	% Change

REVENUE	$440,422	100.00%	$350,056	100.00%	$90,366	25.81%

OPERATING EXPENSES
Cost of sales	199,156	45.22%	142,815	40.80%	56,341	39.45%
Selling, general and administrative expenses	345,562	78.46%	287,107	82.02%	58,455	20.36%

Loss from operations	(104,296)	-23.68%	(79,866)	-22.82%	(24,430)	30.59%

OTHER EXPENSE
Interest expense	(63,673)	-14.46%	(44,266)	-12.64%	(19,407)	43.84%

Net loss	$(167,969)	-38.14%	$(124,132)	-35.46%	$43,837	35.31%

Revenues for the six months ended April 30, 2014 were $440,422 compared to revenues of $350,056 for the six months ended April 30, 2013. As a result of the colder winter that was experienced, our customers are ordering later in the year. Approximately 89% of our sales for the period were for our Arctic Armor products, hunting apparel accounted for approximately 2% of sales and House Wrap for approximately 5% of sales for the period. Our net loss for the six months ended April 30, 2014 was $(167,969).

Our selling, general and administrative expenses were $345,562 for the six months ended April 30, 2014 compared to $287,107 for the six months ended April 30, 2013.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the quarter ended April 30, 2014, we funded our operations from revenues from sales, and short-term advances, private sales of our securities, and additional borrowings.

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

Our House Wrap product continues to await the International Code Council’s certification of the lab which certifies the R value of House Wrap. Once such certification is obtained, we believe that the R value of House Wrap will be increased such that large national home builders will be able to use the product in their home construction. We cannot predict with any degree of accuracy as to when such certification will be obtained. We are currently supplying smaller contractors with the product. House Wrap is currently being offered, online, by Lowes, Home Depot and Tool King.

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January of 2014, we sold 50,000 shares of our Common Stock to one person, who was a shareholder, for $.20 per share for a total of $10,000. The proceeds were used as general operating funds. We believe that the sale was exempt from the registration requirements of the securities laws as the purchaser was a sophisticated person and the sale did not involve any general solicitation or advertising and the sale was permitted under Section 4(2) of the Securities Act of 1933, as amended.

In January of 2014, three noteholders converted their notes into Common Stock. A total of 357,500 shares were issued for an aggregate of $65,000 in principal amount of the notes. The conversation rate was $.20 per share. As additional consideration, as set out in the notes, a total of 14,000 more shares were issued to the noteholders. We believe the sale (conversion) was exempt from the registration requirements of the securities laws as the purchasers were all sophisticated persons and the sales did not involve any general solicitation or advertising and the sale(s) were permitted under Section 4(2) of the Securities Act of 1933, as amended.

In April 2014, the Company sold 115,000 shares of its common stock for $.40 per share, or $46,000, to three private investors. We believe that the sales were exempt from the registration requirements of the securities laws as each purchaser was a sophisticated person and the sales did not involve any general solicitation or advertising and the sales were permitted under Section 4(2) of the Securities Act of 1933, as amended.

In April 2014, the Company issued an aggregate of 35,000 shares of our common stock to two individuals for professional services. These shares issued were valued at $.40 a share or an aggregate price of $14,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3. QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended April 30, 2014, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first fourth quarter of 2013 and the first quarter ended January 31, 2014, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-K for the year ended October 31, 2013 or the Form 10-Q for the period ended January 31, 2014 within the timeline established by the SEC and was required to seek an extension for filing the form. Additionally, it came to the attention of management that the Company was delinquent regarding certain corporate taxes, which have subsequently been paid. There were no reclassifications made during the second quarter of 2014.

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

Innovative Designs, Inc.
Registrant

Date: June 16, 2014	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer

- 14 -