Form 10-Q
period 2014-07-31
INNOVATIVE DESIGNS INC
filed 2014-09-15
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2014

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

As of August 19, 2014, there were 21,638,043 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:   YES  ☐     NO  ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2014

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

July 31, 2014 (Unaudited) and October 31, 2013

	2014	2013
ASSETS
CURRENT ASSETS
Cash	$596,205	$69,613
Accounts receivable	32,854	90,583
Other receivables	-	4,000
Inventory - net of obsolete inventory reserve of $52,000 for 2014 and 2013	698,057	614,581
Inventory on consignment	-	42,900
Deposits on inventory	43,800	30,846
Prepaid insurance	2,185	7,655
Deferred loan costs	1,349	-
Total current assets	1,374,450	860,178

PROPERTY AND EQUIPMENT - NET	20,236	18,346
TOTAL ASSETS	$1,394,686	$878,524

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$73,273	$83,183
Current portion of notes payable	65,054	155,053
Accrued interest expense	233,084	240,121
Due to shareholders	367,315	416,500
Accrued expenses	147,981	3,419
Total current liabilities	886,707	898,276

Long-term portion of notes payable	330,580	335,371

TOTAL LIABILITIES	1,217,287	1,233,647

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred stock, $0.0001 par value, 100,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, and 21,078,723 and 19,325,743 issued and outstanding as of July 31, 2014 and October 31, 2013	2,108	1,935
Additional paid-in capital	6,601,173	5,777,606
Accumulated deficit	(6,425,882)	(6,134,664)
Total stockholders' equity/(deficit)	177,399	(355,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,394,686	$878,524

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Nine Month Periods Ended July 31, 2014 and 2013 (Unaudited)

	Three Month Periods Ended July 31,		Nine Month Periods Ended July 31,
	2014	2013	2014	2013

REVENUES - NET	$195,035	$11,117	$635,457	$361,173

OPERATING EXPENSES:
Cost of sales	123,782	5,460	322,938	148,275
Selling, general and administrative expenses	169,690	113,527	515,252	400,634
	293,472	118,987	838,190	548,909

LOSS FROM OPERATIONS	(98,437)	(107,870)	(202,733)	(187,736)

OTHER INCOME/(EXPENSE)
Interest expense	(24,812)	(26,814)	(88,485)	(71,080)
Settlement of contingent liability	-	190,000	-	190,000
Total other income/(expense)	(24,812)	163,186	(88,485)	118,920

NET INCOME/(LOSS)	$(123,249)	$55,316	$(291,218)	$(68,816)

PER SHARE INFORMATION
Net Income/(Loss) Per Common Share	$(0.006)	$0.003	$(0.015)	$(0.004)

Weighted Average Number of Common Shares Outstanding	20,444,578	18,980,091	19,888,248	18,960,118

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

July 31, 2014 (Unaudited) and October 31, 2013

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2012	18,935,743	$1,896	$5,688,645	$(5,991,903)	$(301,362)

Shares issued for services	70,000	7	24,993	-	25,000

Sale of stock	320,000	32	63,968	-	64,000

Net loss	-	-	-	(142,761)	(142,761)

Balance at October 31, 2013	19,325,743	1,935	5,777,606	(6,134,664)	(355,123)

Shares issued for debt conversion	392,300	39	86,861	-	86,900

Shares issued for services	115,000	10	48,490	-	48,500

Sale of stock	1,245,680	124	688,216	-	688,340

Net loss	-	-	-	(291,218)	(291,218)

Balance at July 31, 2014	21,078,723	$2,108	$6,601,173	$(6,425,882)	$177,399

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Month Periods Ended July 31, 2014 and 2013 (Unaudited)

	For the Nine Month Periods Ended
	July 31, 2014	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(291,218)	$(68,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	57,900	25,000
Amortization	651	-
Depreciation	2,953	1,408
Provision for inventory reserves	-	(7,000)
Reversal of contingent liability	-	(190,000)
Increase (decrease) from changes in:
Accounts receivable	57,729	95,805
Other receivable	4,000	-
Inventory	(40,576)	62,102
Deposits on inventory	(12,954)	(75,088)
Prepaid insurance	5,470	(8,754)
Deferred loan costs	(2,000)	-
Accounts payable	(9,910)	12,833
Accrued expenses	144,562	20,938
Accrued interest expense	(7,037)	26,642
Net cash used in operating activities	(90,430)	(104,930)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,843)	-
Net cash used in investing activities	(4,843)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	688,340	-
Payments on shareholder advances	(46,685)	(144,100)
Proceeds from shareholder advances	50,000	235,000
Payments on notes payable	(149,790)	(113,561)
Proceeds from notes payable	80,000	142,396
Net cash provided by financing activities	621,865	119,735

Net increase in cash	526,592	14,805

CASH, BEGINNING OF YEAR	69,613	54,995

CASH, END OF THE PERIOD	$596,205	$69,800

Supplemental disclosure of cash flow information:
Stock issuance for debt conversion	$86,900	$-
Cash paid for interest	$89,022	$44,438

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2014 and 2013 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of July 31, 2014, the changes therein for the three and nine month periods then ended and the results of operations for the three and nine month periods ended July 31, 2014 and 2013.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2013. The results of operations for the three and nine month periods ended July 31, 2014 and 2013 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at July 31, 2014 and October 31, 2013 of $52,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

The Company only has one manufacturer that produces the apparel and the INSULTEX material for the House Wrap on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel and/or INSULTEX material, as the case may be, based on approved purchase orders between the Company and the manufacturer. Once finished purchase orders are received by the Company, the deposits associated with those purchase orders are transferred into inventory. As of July 31, 2014 and October 31, 2013, the Company had $43,800 and $30,846, respectively, on deposit with its manufacturer.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2014 and 2013 (Unaudited)

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders the customer pays the shipping cost. The shipping and handling costs billed back to customer orders was approximately $46,000 and $26,000 for the nine month periods ended July 31, 2014 and 2013, respectively. These amounts are included in both revenue and selling, general and administrative expenses.

NOTE 8.	COMMON STOCK

During January of 2014, the Company sold its common stock to one private investor. The common stock was sold $.20 per share. A total of 50,000 shares of common stock were sold resulting in total proceeds of $10,000. No sales commissions were paid. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because the sales did not involve a public offering and there was no general solicitation or general advertising involved in the sales. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During January of 2014, three individuals converted notes payable its common stock at $.20 per share. These individuals converted principal and accrued interest of $71,500 into 357,500 shares of common stock. The Company also issued an additional 14,000 shares of common stock at $.20 per share, or $2,800, as additional consideration called for in the note payable agreements. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because the sales did not involve a public offering and there was no general solicitation or general advertising involved in the sales. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2014 and 2013 (Unaudited)

During April 2014, the Company sold its common stock to three private investors. The common stock was sold at $.40. A total of 115,000 shares were sold resulting in total proceeds of $46,000. No sales commissions were paid. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because the sales did not involve a public offering and there was no general solicitation or general advertising involved in the sales. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During April 2014, the Company issued an aggregate of 35,000 shares of our common stock, to two individuals for professional services. These issued shares were valued at $.40 per share for an aggregate price of $14,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During May through July 2014, the Company sold its common stock to twenty-six private investors. The common stock was sold at prices ranging between $.40 and $.70 per share. A total of 1,080,680 shares of common stock were sold resulting in total proceeds of $632,340. No sales commissions were paid. We relied on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as the exemption from registration as all investors were “accredited investors” as that term is defined in the Regulation D, and no general solicitation or advertising was involved in these sales. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

In June 2014, a shareholder converted a note payable into common stock at approximately $.60 per share. The shareholder converted a $12,500 note into 20,800 shares of our common stock. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because the conversion did not involve a public offering and there was no general solicitation or general advertising involved in the conversion. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During May and June 2014, the Company issued an aggregate of 80,000 shares of our common stock, to four individuals for professional services. These issued shares were valued at either $.40 or $.50 a share for an aggregate price of $34,500. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2014 and 2013 (Unaudited)

NOTE 9.	DEBT

The Company entered into a Note Payable Agreement with the President and CEO of the Company for $50,000 during the three month period ended July 31, 2014.

NOTE 10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through September 15, 2014, which is the date financial statements were available to be issued. With the exception of the matters discussed below, no subsequent event items were identified by the Company.

In August 2014, the Company sold 514,320 shares of its common stock to private investors, for gross proceeds of $294,000. We relied on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as the exemption from registration as all investors were “accredited investors” as that term is defined in the Regulation D, and no general solicitation or advertising was involved in these sales. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

In August 2014, the Company issued 45,000 shares of its common stock for professional services for $0.50 per share, or $22,500. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended July 31, 2014 with the Three Month Period Ended July 31, 2013.

The following table shows a comparison of the results of operations between the three month periods ended July 31, 2014 and July 31, 2013:

	Three Month		Three Month
	Period Ended		Period Ended
	July 31,	% of	July 31,	% of	Increase
	2014	Sales	2013	Sales	(Decrease)	% Change

REVENUE	$195,035	100.00%	$11,117	100.00%	$183,918	1654.39%

OPERATING EXPENSES
Cost of sales	123,782	63.47%	5,460	49.11%	118,322	2167.07%
Selling, general and administrative expenses	169,690	87.00%	113,527	1021.20%	56,163	49.47%

Loss from operations	(98,437)	-50.47%	(107,870)	-970.31%	9,433	-8.74%

OTHER INCOME/(EXPENSE)
Interest expense	(24,812)	-12.72%	(26,814)	-241.20%	2,002	-7.47%
Settlement of contingent liability	-	-	190,000	1709.09%	(190,000)	-100.00%

Net income (loss)	$(123,249)	-63.19%	$55,316	497.58%	$(178,565)	-322.81%

Revenues for the quarter ended July 31, 2014 were $195,035 compared to revenues of $11,117 for the quarter ended July 31, 2013, as a result of the increase in sales in House Wrap during the three month period ended July 31, 2014. During the three month period ended July 31, 2014 House Wrap sales totaled $192,041 in comparison with $3,019 during the three month period ended July 31, 2013. Our net loss for the three months ended July 31, 2014 was $(123,249). The majority of the House Wrap was purchased by our mid-west distributor, A Team Lindus.

Our selling, general and administrative expenses were $169,690 for the three months ended July 31, 2014 compared to $113,527 for the three months ended July 31, 2013. The increase in our expenses was a result of the higher activity in our sales. We have once again instituted our Early Order Booking program for our cold weather apparel. Under this program, a customer may place an order for a later delivery, make a deposit and we will pay for the shipping and offer a discount on payment. The customer may cancel the order at any time prior to shipment with no penalty.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Nine Month Period Ended July 31, 2014 with the Nine Month Period Ended July 31, 2013.

The following table shows a comparison of the results of operations between the nine month periods ended July 31, 2014 and July 31, 2013:

	Nine Month		Nine Month
	Period Ended		Period Ended
	July 31,	% of	July 31,	% of	Increase
	2014	Sales	2013	Sales	(Decrease)	% Change

REVENUE	$635,457	100.00%	$361,173	100.00%	$274,284	75.94%

OPERATING EXPENSES
Cost of sales	322,938	50.82%	148,275	41.05%	174,663	117.80%
Selling, general and administrative expenses	515,252	81.08%	400,634	110.93%	114,618	28.61%

Loss from operations	(202,733)	-31.90%	(187,736)	-51.98%	(14,997)	7.99%

OTHER INCOME/(EXPENSE)
Interest expense	(88,485)	-13.93%	(71,080)	-19.68%	(17,405)	24.49%
Settlement of contingent liability	-	-	190,000	52.61%	(190,000)	-100.00%

Net loss	$(291,218)	-45.83%	$(68,816)	-19.05%	$(222,402)	323.18%

Revenues for the nine month period ended July 31, 2014 were $635,457 compared to revenues of $361,173 for the nine month period ended July 31, 2013, as a result of the increase in sales in House Wrap during the nine months ended July 31, 2014. During the nine month period ended July 31, 2014 House Wrap sales totaled $213,709 in comparison with $5,392 during the nine month period ended July 31, 2013. Our net loss for the nine month period ended July 31, 2014 was $(291,218).

Our selling, general and administrative expenses were $515,252 for the nine month period ended July 31, 2014 compared to $400,634 for the nine months ended July 31, 2013.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the quarter ended July 31, 2014, we funded our operations from revenues from sales, short-term advances, private sales of our securities and additional borrowings.

Short Term: We will continue to fund our operations from sales and short term borrowings from shareholders and others and the possible sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our House Wrap product and to purchase equipment needed for the manufacture of the product.

Long Term: The Company will continue to fund its operations from revenues, borrowings from private parties and the possible sale of our securities. Should we not be able to rely on the private sources for borrowing, our operations would be severely effected as we would not be able to fund our purchase orders to our suppliers for finished goods.

Our House Wrap product continues to await the International Code Council’s certification of the lab which certifies the R value of House Wrap. Once such certification is obtained, we believe that the R value of House Wrap will be increased such that large home builders will be able to use the product in their home construction. We cannot predict with any degree of certainty as to when such certification will be obtained. House Wrap is currently being offered, online, by Lowes and Home Depot.

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During May through July 2014, the Company sold its common stock to twenty-six private investors. The common stock was sold at prices ranging between $.40 and $.70 per share. A total of 1,080,680 shares were sold resulting in total proceeds of $632,340. The registrant intends to use the proceeds from the sales to purchase raw material inventory, invest in new equipment and general working capital purposes. No sales commissions were paid. We believe that Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, was available because the sales did not involve a public offering and there was no general solicitation or general advertising involved in the sales and all investors were “accredited investors” as that term is defined in Regulation D. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

In June 2014, a shareholder converted his note into common stock at approximately $.60 per share. The shareholder converted a $12,500 note into 20,800 shares of our common stock. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because the conversion did not involve a public offering and there was no general solicitation or general advertising involved in the conversion. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During May and June 2014, the Company issued an aggregate of 80,000 shares of our common stock, to four individuals for professional services. These issued shares were valued at either $.40 or $.50 a share for an aggregate price of $34,500. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

INNOVATIVE DESIGNS, INC.

ITEM4 T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended July 31, 2014, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the fourth quarter of 2013 and the first quarter ended January 31, 2014, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-K for the year ended October 31, 2013 or the Form 10-Q for the period ended January 31, 2014 within the timeline established by the SEC and was required to seek an extension for filing the form. There were no reclassifications made during the third quarter of 2014.

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

INNOVATIVE DESIGNS, INC.

ITEM 6. EXHIBITS

*3.1	Certificate of Incorporation

*3.2	By-Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: September 15, 2014	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer

- 15 -