Form 10-K
period 2014-10-31
INNOVATIVE DESIGNS INC
filed 2015-02-12
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended October 31, 2014

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

Yes     ☐     No    ☒

The issuer’s revenues for its most recent fiscal year were $771,184.

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer based on the closing price of $1.37 on February 4, 2015, as reported by the OTCQB, was $19,149,264.

The number of shares of the issuer’s common stock outstanding, as of February 5, 2015, was 22,721,043.

Transitional Small Business Disclosure Format: Yes     ☐     No    ☒

ITEM 1.	DESCRIPTION OF BUSINESS.

The Company was incorporated in the State of Delaware on June 25, 2002. We operate in two separate business segments, cold weather clothing and a house wrap for the building construction industry. For use as a base material, both of our segment lines use products made from INSULTEX, which is a low density foamed polyethylene with buoyancy, scent block, and thermal resistant properties. We have a license agreement directly with the owner of the INSULTEX Technology.

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

We offer the following products containing INSULTEX:

•	Floating Swimwear: Product under our product name "Swimeez". Our swimwear is designed to be a swim aid. The interior lining of our swimwear product is made from INSULTEX, which enhances floatability. This product was discontinued during 2010 and we are only selling from our existing inventory.

•	Hunting Apparel Line: Our hunting apparel provides almost total block from odors provided by the INSULTEX material. This product was discontinued during 2010 and we are only selling from our existing inventory.

•	Arctic Armor Line: The Arctic Armor line, introduced in April of 2006, consists of a jacket, bib and gloves. The suit contains 3 layers of INSULTEX for uncompromised warmth and provides the user with guaranteed buoyancy. The gloves contain a single layer of INSULTEX and are windproof, waterproof and good to sub-zero temperatures as are the jacket and bibs.

•	INSULTEX House Wrap: Our house wrap product is designed for the building construction industry. This product, made from INSULTEX, provides barrier protection plus moisture vapor transmission and approximately R-3 and R-6 value insulation. We are currently working on a house wrap line with a much higher R value. We also sell a tape that is designed to be used with the INSULTEX House Wrap.

•	INSULTEX Material: We sell INSULTEX material in bulk to non-competing customers.

We also offer a product that helps restore the waterproof character of the outer side of our Arctic Armor clothing. In addition, we offer cold weather headgear and a base insulation clothing product.

Our apparel products containing INSULTEX are manufactured, under agreement, at a facility we currently utilize in Indonesia. We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes and (b) although we used the services of our Chief Executive Officer and Vice President of Sales and Marketing for these purposes, their efforts are part of their normal responsibilities. Our INSULTEX House Wrap product is manufactured in the United States through a third party manufacturer.

For financial information regarding each segment, please see Note 9 of the Note to Financial Statements appearing elsewhere in this Report.

The INSULTEX License and Manufacturing Agreement

Under the terms of the agreement between us and the Ketut Group, Ketut Group agrees to promptly deliver to Innovative Designs, Inc. within twenty-eight (28) days of receiving an order, all INSULTEX ordered by us. Under the terms of the agreement, we are required to pay a fixed amount per meter of INSULTEX. This fixed amount will not change under the agreement for a period of ten (10) years after the date of the agreement was signed, which was April 1, 2006. The agreement provides that after the ten (10) year period, the price of the INSULTEX shall be adjusted for a subsequent ten (10) year term, no more than twelve percent (12%) for the subsequent ten (10) year period. We order INSULTEX from time to time as needed and are not required to purchase any minimum amount of INSULTEX during the term of the agreement, and we are not required to make any minimum annual payment. However, should we place an order; any quantity ordered must be a minimum of 35,000 meters of INSULTEX. We are not required to pay any part of any sublicense fee that we receive from third party sub-licensees, and we are not required to pay any fees to the Ketut Group. This agreement will be in full legal force and effect for an initial term of ten (10) years from the date of its execution. We have the option to renew this agreement for up to three (3) successive terms of ten (10) years each by giving notice of our intention to so renew not less than ninety (90) days prior to the expiration of the then-current term.

COLD WEATHER CLOTHING PRODUCTS

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

Certain retailers buy directly from us. We have no verbal or written agreements with them. These retailers purchase our products strictly on a purchase order basis. During our last fiscal year, we sold our products to such retailers as Canadian Tire. Some of our distributors during the last fiscal year were Triple S Pro Fishing Supplies, Fleece Corner and Dick’s Sporting Goods. We also sell our cold weather products to various divisions of CSX railroad. We distribute our products to the following:

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

During our last fiscal year, two customers accounted for more than ten percent of our cold weather clothing products sales, Fleece Corner (18%) and Pro Fishing Supplies (15%).

HOUSE WRAP

House Wrap

In early January 2008, we announced that we had completed our research and development effort on a new use for INSULTEX as a house wrap for the building construction industry. This house wrap provides barrier protection plus moisture vapor transmission and the feature of approximately R-3 and R-6 value insulation. The INSULTEX House Wrap was designed to specifically add enhanced insulating characteristics. In addition, the house wrap is priced competitively with existing house wraps that do not provide any insulation. The development efforts were conducted by our own personnel and an outside consultant.

INSULTEX House Wrap

We offer our house wrap product directly to builders through our website and distributors either wholesale or retail. In December 2012, we entered into a Master Standard Buying Agreement with Lowes Companies, Inc. to offer INSULTEX House Wrap in their stores. Lowes and Home Depot have added the product onto their website.

During our last fiscal year one customer, A-Team Building Supplies, LLC, accounted for approximately 76% of our sales of House Wrap.

Competition

Many companies offer a type of house wrap some with insulating properties. These companies have large operations and are well financed. Some of the larger companies are DuPont, Owens-Corning and Kimberly Clark. The Company expects to face intense competition with others who have much greater resources in the building construction supply industry.

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

All of our cold weather clothing products, except for our gloves, which are purchased from a supplier in the U.S., are sub-manufactured by PT Lidya and Natalia located in Indonesia. Indonesia does not impose quotas that limit the time period or quantity of items which can be imported. The U.S. Customs Service imposes an importation duty of 6.5% on all our imported products.

We have no verbal or written agreements or long term agreements with PT Lidya and Natalia and we do not plan to obtain any such agreements. Our products, including our House Wrap, are manufactured on a per order basis.

The fulfillment process involved in completing wholesale orders for non-stocked Arctic Armor products is described below:

•	We receive a purchase order for a certain number of items from a wholesale purchaser by hand delivery, fax, courier, or mail, with an authorized signature of the purchaser. We do not accept telephone orders.

•	We contact our sub-manufacturers with the details of the order, including the number of units to be produced according to design or model, size, or color. The sub-manufacturer procures all materials required for the product. Our House Wrap inventory is stored in the facility that manufactures it. We use a commercially available breathable water repellant film used in the manufacturing process that we store at the seller’s facility.

•	We complete and forward a purchase order to the manufacturer. The manufacturer approves or disapproves a purchase order.

•	If the purchase order is approved, the manufacturer responds with a final cost, production schedule and date the goods will be delivered to us.

•	We receive finished goods, and facilitate turn-around for shipment to retailers. Goods are received in our warehouse/distribution center located in Pittsburgh, Pennsylvania where they are packaged in Master Packs, hang tags attached, and UPC/UCC codes labels applied to items for retailer distribution.

Any apparel inventory we maintain is stored at our warehousing facility. Our warehouse facility has the capacity to hold 250,000 units of finished products in inventory. Our House Wrap inventory is stored in the facility that manufactures it.

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

In February of 2010, our Chief Executive Officer filed a patent application for a composite fabric material and apparel made therefrom. The application is still pending. A provisional application was filed in January 2009. The Company and our Chief Executive Officer intend to enter into a formal agreement providing that the Company can use the technology. At the present time, the Company is using the technology at no cost on an oral basis.

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

Federal Trade Commission

The product suppliers and manufacturers of our products, to the extent that they are involved in the manufacturing, processing, formulating, packaging, labeling and advertising of the products, are subject to regulations by the Federal Trade Commission which may bring injunctive action to terminate the sale of such products, impose civil penalties, criminal prosecutions, product seizures, and voluntary recalls. Should we or our suppliers become subject to any such orders or actions, our brand name reputation and that of our suppliers and products will be adversely affected and our business would be negatively affected.

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

Lack of Sufficient Operating Funds

Because we are not able to generate sufficient funds from sales and because we are unable to access commercial sources of credit, we are consistently underfunded. As a result, our growth is very limited and we have difficulty in sustaining our current level of operations. We are not able to initiate adequate marketing programs, hire additional staff, develop new products or have flexibility in ordering products from our manufacturers. In the past, we have depended on borrowings from our CEO and other private parties, primarily shareholders and the private sale of our common stock. Should we not be able to continue to rely on these sources of funding to at least meet our current level of operations our revenue stream will be adversely affected.

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

Material Acquisition

All of the materials and items required to manufacture our cold weather clothing products are purchased by our manufacturer in Indonesia.

The Company has only one supplier of INSULTEX, the special material which is manufactured within the apparel of our cold weather products and our House Wrap products. Additionally, we have one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. Any delays in getting INSULTEX and/or our finished products adversely affect our revenue stream.

Our Indonesia based manufacturer, PT Lidya and Natalia, has sole discretion in the sourcing and ordering of materials for their production runs, the costs of which we reimburse PT Lidya and Natalia.

Geographic Concentration

Most of the Company’s sales for its cold weather clothing products to retailers are concentrated in colder climates of the United States and Canada. To the extent that any regional economic downturn impacts these regions, the Company will be adversely affected.

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

Since May 2002, we have maintained an executive office of 1500 square feet at 223 North Main Street, Suite 1, Pittsburgh, Pennsylvania 15215. We pay monthly rent of $700 to Riccelli Properties, a property management firm owned by our Chief Executive Officer, Joseph Riccelli, Sr.. We have a verbal lease agreement with Riccelli Properties to pay Riccelli Properties $700 per month. This verbal agreement further provides that we or Riccelli Properties may terminate this verbal lease at any time with 30 days written notice. Mr. Riccelli estimates that he uses this office approximately twenty percent of his professional time.

In October 2002, we arranged for the lease of warehouse space for our inventory and raw materials at 124 Cherry Street, Etna, Pennsylvania. We also use this space as our principal executive offices. This facility encompasses 13,000 square feet of storage space on the first floor and 2,000 square feet for our sales department offices located on the second floor. We have entered into a verbal agreement with the owner of the building and we pay $3,500 per month for the space. This facility is composed of: (a) warehouse and storage areas including four (4) shipping bays and a distribution area consisting of square footage to store upward of 250,000 finished goods products; and (b) four (4) offices, one (1) conference room, with presentation area and sample display and (2) bathrooms totaling approximately 2,000 square feet located on the second floor. Mr. Frank Riccelli is the brother to our Chief Executive Officer and the owner of the property. The condition of our leased property is good.

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

FY 2014	Low	High
Fourth Quarter	$1.34	2.02
Third Quarter	$0.42	1.68
Second Quarter	$0.23	0.54
First Quarter	$0.20	0.39

FY 2013	Low	High
Fourth Quarter	$0.25	0.54
Third Quarter	$0.14	0.71
Second Quarter	$0.30	0.70
First Quarter	$0.20	0.48

On February 4, 2015, the closing bid price was $1.37.

The source of the above data is www.otcqb.com.

Holders

As of February 4, 2015, we had 196 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding.

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

Recent Sales of Unregistered Securities.

During the first quarter of the fiscal year ended October 31, 2014 the Company sold 50,000 shares of stock for $.20 per share or $10,000 and converted three notes into stock at the principal of the note plus interest totaling $74,300, at $.20 per share, resulting in 371,500 shares of stock issued.

During the second quarter of the fiscal year ended October 31, 2014 the Company sold 115,000 shares of stock, at $.40 per share, for $46,000, and issued 35,000 shares, at $.40 per share, for services with a fair value of $14,000 to two individuals.

During the third quarter of the fiscal year ended October 31, 2014 the Company sold 1,080,680 shares of stock, at between $.40 and $.70 per share, for $632,340. The Company also issued 55,000 shares, at $.40 per share, for services with a fair value of $22,000 to two individuals, and issued 25,000 shares, at $.50 per share, for services with a fair value of $12,500 to an additional two individuals. The Company converted one note into stock at the principal of the note plus interest totaling $12,600, at $.60 per share, resulting in 20,800 shares of stock issued.

During the fourth quarter of the fiscal year ended October 31, 2014 the Company sold 1,294,320 shares of stock, at between $.50 and $.80 per share, for $882,950. The Company also issued 45,000 shares, at $.50 per share, for services with a fair value of $22,500 to two individuals, and issued 20,000 shares, at $.80 per share, for services with a fair value of $16,000 to one of those individuals for services performed later during the quarter.

During the first quarter of the fiscal year ended October 31, 2015, the Company sold 283,000 shares of stock, at between $0.60 and $0.80 per share, for $203,750.

All of the above transactions were exempt from the registration requirements under the federal securities laws by virture of the exemption provided in Section 4 (2) of the Securities Act of 1933, as amended.

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

Results of Operations

Comparison of the fiscal year ended October 31, 2014, with the fiscal year ended October 31, 2013.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2014 and October 31, 2013:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October 31,	% of	October 31,	% of	Increase
	2014	Sales	2013	Sales	(Decrease)	% Change

REVENUE	$771,184	100.00%	$484,299	100.00%	$286,885	59.24%

OPERATING EXPENSES
Cost of sales	433,861	56.26%	206,939	42.73%	226,922	109.66%
Selling, general and administrative expenses	646,932	83.89%	507,868	104.87%	139,064	27.38%

Loss from operations	(309,609)	-40.15%	(230,508)	-47.60%	(79,101)	34.32%

OTHER INCOME/(EXPENSE)
Interest expense	(124,461)	-16.14%	(102,253)	-21.11%	(22,208)	21.72%
Loss contingency	-	0.00%	190,000	39.23%	(190,000)	-100.00%

Net loss	$(434,070)	-56.29%	$(142,761)	-29.48%	$(291,309)	204.05%

Common Shares outstanding	22,438,043		19,325,743

Loss per common share	$(0.019)		$(0.007)

Fiscal years ended October 31, 2014 and 2013

Results of Operations

Revenues for the fiscal year ended October 31, 2014, were $771,184 compared to revenues of $484,299 for the comparable period ending October 31, 2013. The increase in revenue is a result of the colder weather in those areas of North America where we sell our cold weather products and from the sales of our House Wrap product which totaled $206,420 last year. Approximately $12,000 of revenues was from our hunting apparel line. Nearly all of the remaining revenues were derived from our Arctic Armor product line. Revenues are net of returns and discounts. During the period we took back products valued at approximately $2,200. We estimate that approximately sixty percent of our cold weather apparel products are sold to outdoor sportsmen.

Selling, general and administrative expense increased from $507,868 in fiscal year 2013, to $646,932 in fiscal year ending October 31, 2014. This increase reflects, in part, an increased cost of franchise taxes $47,274 and professional fees $30,768.

Our cost of sales increased from $206,939 as of October 31, 2013 to $433,861 as of October 31, 2014. Increase in Cost of Sales is directly attributed to the increase in revenue.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2014, we funded our operations from revenues from sales, private sales of our common stock and loans from our Chief Executive Officer and others. We will continue to fund our operations from these sources and the possible sale of our securities until we are able to secure commercial lending arrangements.

Short Term: We funded our operations with revenues from sales, private sales of our common stock and from loans from our Chief Executive Officer and others. During the fiscal year ended October 31, 2014, we borrowed approximately $130,000 from these sources. We could not access commercial lines of credit during our last fiscal year.

Our existing debt obligations consist of the following:

•	US SBA Loan. The amount was $280,100. This was a disaster loan assistance program. The date of the loan was July 12, 2005. The interest rate is 2.9% yearly. Payments are $1,186 per month for thirty years. The loan is guaranteed by our CEO and he and his spouse have pledged certain assets as collateral for the loan. The loan was modified on January 23, 2006. The new loan amount is $430,500. The monthly payments are $1,820 and the loan matures in July 2035. As the loan was for a specific disaster assistance program we cannot obtain any additional funds. As of October 31, 2014, $338,696 in principal plus accrued interest was still outstanding.

•	Note Payable $8,000 - Roberta Riccelli. Interest is at 10% for 120 days. The principal and interest was due on June 17, 2012, but was extended through a verbal agreement with no set maturity date. As of October 31, 2014, $5,000 in principal plus accrued interest was still outstanding.

•	Note Payable $50,000 - Joseph Riccelli, Sr. Interest is at 10% for 120 days. The principal and interest is due on demand on November 9, 2012, but was extended through a verbal agreement with no set maturity date. As of October 31, 2014, $50,000 in principal plus accrued interest was still outstanding.

•	Note Payable $20,000 - Corinthian Development. Interest is at 10%. The principal and interest of $22,000 was due May 15, 2013, but was extended through a verbal agreement with no set maturity date. As of October 31, 2014, $20,000 in principal plus accrued interest was still outstanding.

•	Note Payable $100,000 - Sol & Tina Waxman Family Foundation. Interest is at 10%. The principal and interest of $110,000 is due on demand on March 30, 2015. As of October 31, 2014, $60,000 in principal plus accrued interest was still outstanding.

•	Note Payable $90,000 - Joseph Riccelli, Sr. Interest is at 10% for 180 days. The principal and interest is due on demand on November 22, 2013, but was extended through a verbal agreement with no set maturity date. As of October 31, 2014, $90,000 in principal plus accrued interest was still outstanding.

•	Note Payable $55,000 - Joseph Riccelli, Sr. Interest is at 10% for 180 days. The principal and interest is due on demand on March 23, 2014, but was extended through a verbal agreement with no set maturity date. As of October 31, 2014, $55,000 in principal plus accrued interest was still outstanding.

•	Note Payable $50,000 - Joseph Riccelli, Sr. Interest is at 10% for 180 days. The principal and interest is due on demand on November 12, 2014, but was extended through a verbal agreement with no set maturity date. As of October 31, 2014, $50,000 in principal plus accrued interest was still outstanding.

•	Note Payable $80,000 - OnDeck Capital. Interest is at 45% for 18 months. 378 payments of $307 are due each business day, with final payment scheduled in July 2015. As of October 31, 2014, $48,240 in principal plus accrued interest was still outstanding.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2014. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer/Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2014. In particular, our controls over financial reporting were not effective in the specific areas described in the paragraphs below.

As of October 31, 2014, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•	Policies and Procedures for the Financial Close and Reporting Process – Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having such policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

•	Representative with Financial Expertise – For the year ended October 31, 2014, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. All of our financial reporting is carried out by one individual and the use of an external accounting firm. This lack of accounting staff results in a lack of segregation of duties, timeliness in closing the books and records, delays in filing quarterly and annual financial information, numerous post-closing adjusting journal entries, and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2014 and 2013, or subsequent to October 31, 2014, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli, Sr.	65	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman	1 year
Dean P. Kolocouris	44	Director	1 year
Robert D. Monsour	64	Director	1 year
Daniel P. Rains	62	Director	1 year

Joseph Riccelli, Sr. has been our Chief Executive Officer and Chairman of the Board since our inception in June 2002. Mr. Riccelli was the owner of Pittsburgh Foreign and Domestic, a sole proprietor car dealership located in Glenshaw, Pennsylvania. Joseph Riccelli, Sr. attended Point Park College located in Pittsburgh, Pennsylvania from 1971 to 1972.

Dean P. Kolocouris has been one of our Directors since our inception in June 2002. From December 1996 to present, Mr. Kolocouris has been a Loan Officer and Assistant Vice President at Eastern Savings Bank located in Pittsburgh, Pennsylvania. In June 1993, Mr. Kolocouris received a Bachelor’s Degree in Finance from Duquesne University located in Pittsburgh, Pennsylvania. Mr. Kolcouris has been in banking for over fifteen years and his knowledge of finance and business experience is helpful to the Company.

Robert D. Monsour has been one of our Directors since our inception in June 2002. From November 1997 to 2005, Mr. Monsour was the Administrator of RGM Medical Management, a medical management firm headquartered in Pittsburgh, Pennsylvania. Thereafter he has acted as a consultant specializing in litigation support to various attorneys and law firms in Western Pennsylvania. Mr. Monsour received the following degrees from the University of Pittsburgh located in Pittsburgh, Pennsylvania: (a) Juris Doctor Degree in May 1983; (b) completed the course of study for a Master’s Degree in International Affairs at the Graduate School of Public and International Affairs in May 1983, with the exception of a required Master’s Thesis; and (c) Bachelor of Arts Degree in Political Science in May 1978. Mr. Monsour’s business experience and his knowledge of the law make him qualified to serve as a director of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

On July 31, 2014, our Chief Executive Officer, Joseph Ricelli, Sr., conducted a sale of the Company’s Common Stock under his control that was a reportable event within two days under the federal securities law by filing a Form 4 with the SEC. The Form 4 was not filed until August 15, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli, Sr.
CEO, Chairman	2014	$65,639	0	0	0	0	0	0	$65,639

Joseph Riccelli, Sr.
CEO, Chairman	2013	$65,639	0	0	0	0	0	0	$65,639

During 2014, we paid our Chief Executive Officer $65,639 in compensation.

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

Other than Mr. Riccelli Sr., who is our CEO, the Board of Directors considers the remaining Directors Messrs. Monsour, Koloccouris and Rains to be independent directors.

Director Compensation

Name	Fees Paid or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kolocouris	0	0	0	0	0	0	0

Monsour	0	0	0	0	0	0	0

Rains	0	0	0	0	0	0	0

Riccelli, Sr.	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warranties and rights	Weighted-average exercise price of outstanding options, warranties and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	$0	$0.30	(1)	$0

(1)	Weighted average price was based on market value of the shares on or about the date the service was performed. Market value of the price per share ranged from $.71 to $0.14 per share over the period of time in which the various services were performed.

(2)	All stock that has been issued by the Company out of the equity compensation plan was for the exchange of professional services. No shares were sold for cash.

Use of Proceeds from Registered Securities

Not Applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership as of February 4, 2015 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli, Sr.		8,005,000	Direct	35.23%
	Chief Executive Officer
	Chairman of the Board	(1)	601,478	Indirect	2.68%
	of Directors
	142 Loire Valley Drive
	Pittsburgh, Pa 15209

Common Stock	Robert D. Monsour		-
	Director
	6131 Saltzburg Road
	Murrysville, PA 15668

Common Stock	Dean P. Kolocouris		52,000	Direct	*
	Director
	120 Timberglen Drive
	Imperial, Pa 15216

Common Stock	Daniel P. Rains		85,000	Direct	*
	2509 Wigham Road
	Aliquippa, PA 15001

All Directors and Executive Officers as a Group			8,743,478		38.48%

*	Represents less than one percent.

(1)	Represents 421,478 shares of common stock held in the Gino A. Riccelli Trust and 180,000 shares of common stock held in the Joseph A. Riccelli Trust. Both Trusts are for the sons of our Chief Financial Officer. Mr. Joseph Riccelli, Sr. is the trustee of both trusts.

By virtue of his stock ownership or control over our stock, Mr. Riccelli, Sr. may be deemed to “control” the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2014 and 2013, our current auditors, Louis Plung & Company billed the Company $18,000 for professional services, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Revised Certificate of Incorporation
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested]**
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Haas outdoors, Inc. and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005.***
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the years ended October 31, 2011 and 2010, (ii) the Balance Sheets at October 31, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended October 31, 2011 and 2010 and (iv) the notes to the Financial Statements.

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008
***	Previously filed as exhibits to Form 10-K/A filed November 23, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date:	February 6, 2015	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr.
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 6, 2015	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr.
Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer, and Chairman of the Board of Directors

Date:	February 6, 2015	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date:	February 6, 2015	by:	*
Robert D. Monsour
Director

Date:	February 6, 2015	by:	/s/ Daniel Rains
Daniel Rains
Director

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

October 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Innovative Designs, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying balance sheets of Innovative Designs, Inc. (a Delaware corporation) as of October 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the fiscal years then ended, and the related notes to the financial statements. Innovative Designs, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Designs, Inc. as of October 31, 2014 and 2013, and the results of its operations, and its cash flows for the fiscal years then ended, in accordance with accounting principles generally accepted in the United States of America.

/s/ Louis Plung & Company

Pittsburgh, Pennsylvania
February 6, 2015

INNOVATIVE DESIGNS, INC.

BALANCE SHEETS

October 31, 2014 and 2013

	2014	2013

ASSETS

CURRENT ASSETS
Cash	$988,681	$69,613
Accounts receivable	64,298	90,583
Other receivables	30,000	4,000
Inventory - net of obsolete inventory reserve of $46,000 and $52,000, respectively	889,560	614,581
Inventory on consignment	-	42,900
Deposits on inventory	-	30,846
Prepaid insurance	2,881	7,655
Total current assets	1,975,420	860,178

PROPERTY AND EQUIPMENT - NET	56,189	18,346

OTHER ASSETS
Deferred financing costs, net of accumulated amortization of $990	1,010	-

TOTAL ASSETS	$2,032,619	$878,524

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$87,933	$83,183
Current portion of notes payable	59,407	155,053
Accrued interest expense	184,487	240,121
Due to stockholders	330,000	416,500
Accrued expenses	87,266	3,419
Total current liabilities	749,093	898,276

Long-term portion of notes payable	327,529	335,371

TOTAL LIABILITIES	1,076,622	1,233,647

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 25,000,000 and 100,000,000 shares authorized as of October 31, 2014 and 2013, respectively	-	-
Common stock, $0.0001 par value, 1000,000,000 and 500,000,000 shares authorized as of October 31, 2014 and 2013, respectively, and 22,438,043 and 19,325,743 issued and outstanding as of October 31, 2014 and 2013, respectively	2,244	1,935
Additional paid-in capital	7,522,487	5,777,606
Accumulated deficit	(6,568,734)	(6,134,664)
Total stockholders' equity (deficit)	955,997	(355,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,032,619	$878,524

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS

For the Fiscal Years Ended October 31, 2014 and 2013

	2014	2013

REVENUES	$771,184	$484,299

OPERATING EXPENSES
Cost of sales	433,861	206,939
Selling, general and administrative expenses	646,932	507,868

LOSS FROM OPERATIONS	(309,609)	(230,508)

OTHER INCOME (EXPENSE)
Loss contingency	-	190,000
Interest expense	(124,461)	(102,253)

TOTAL OTHER INCOME (EXPENSE)	(124,461)	87,747

NET LOSS	$(434,070)	$(142,761)

PER SHARE INFORMATION
Basic

Net Loss Per Common Share	$(0.021)	$(0.008)

Weighted Average Number of Common Shares Outstanding	20,397,432	18,974,811

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Fiscal Years Ended October 31, 2014 and 2013

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2012	18,935,743	$1,896	$5,688,645	$(5,991,903)	$(301,362)

Shares issued for services	70,000	7	24,993	-	25,000

Sale of stock	320,000	32	63,968	-	64,000

Net loss	-	-	-	(142,761)	(142,761)

Balance at October 31, 2013	19,325,743	1,935	5,777,606	(6,134,664)	(355,123)

Shares issued for services	180,000	18	86,982	-	87,000

Shares issued for debt conversion	392,300	39	86,861		86,900

Sale of stock	2,540,000	252	1,571,038	-	1,571,290

Net loss	-	-	-	(434,070)	(434,070)

Balance at October 31, 2014	22,438,043	$2,244	$7,522,487	$(6,568,734)	$955,997

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended October 31, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(434,070)	$(142,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services and interest expense	96,400	25,000
Amortization	990	-
Depreciation	4,000	2,102
Loss contingency	-	(190,000)
Increase in deferred financing	(2,000)	-
Provision for inventory reserves	(6,000)	(13,000)
Increase (decrease) from changes in:
Accounts receivable	26,285	7,767
Other receivables	(26,000)	-
Inventory	(226,079)	(20,759)
Deposits on inventory	30,846	13,668
Prepaid insurance	4,774	(3,295)
Accounts payable	4,750	18,728
Accrued expenses	83,847	2,543
Accrued interest expense	(55,634)	49,262

Net cash used in operating activities	(497,891)	(250,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,843)	-

Net cash used in investing activities	(41,843)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	1,571,290	64,000
Payments on stockholder advances	(84,000)	(155,100)
Proceeds from stockholder advances	50,000	305,000
Payments on notes payable	(158,488)	(119,933)
Proceeds from notes payable	80,000	171,396

Net cash provided by financing activities	1,458,802	265,363

Net increase in cash equivalents	919,068	14,618

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	69,613	54,995

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$988,681	$69,613

Supplemental disclosure of cash flow information:
Stock issuance for debt conversion	$86,900	$-
Cash paid for interest	$173,595	$52,991

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Innovative Designs, Inc. (the “Company”), which was incorporated in the State of Delaware on June 25, 2002, markets cold weather recreational and industrial clothing products, as well as house wrap, which are made from INSULTEX, a low density foamed polyethylene, a material with buoyancy, scent block, and thermal resistant properties. Our clothing is offered and sold by retailers, distributors, and companies throughout the United States and Canada.

We operate two reportable segments: Apparel and House Wrap. Our apparel segment offers a wide variety of extreme cold weather apparel and related items. Our House Wrap segment offers our Insultex House Wrap which has an R-value of 3 and our own seam tape.

Basis of Accounting - The financial statements are prepared using the accrual basis of accounting in which revenues are recognized when earned and expenses are recognized when incurred.

Fiscal Year End - The Company’s fiscal year ends on October 31. The fiscal years ending October 31, 2014 and 2013 are referred to as 2014 and 2013, respectively, throughout the Company’s financial statements.

Estimates - The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates and assumptions.

Cash and Cash Equivalents - The Company defines cash and cash equivalents as those highly liquid investments purchased with a maturity of three months or less.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Revenue is derived from sales of the Company’s recreational products, such as Arctic Armor, and our house wrap line of products. Sales of these items are recognized when the items are shipped. The Company offers a 5 day return policy and no warranty on all of its products. All sales outside the United States are entered into using the U.S. dollar as its functional currency. During 2014 and 2013, the Company took back certain products from customers that accounted for $2,226 and $4,598 in revenue, respectively. The Company was not required to accept these returns but made a business decision to do so.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of the Company’s debt instruments approximates their fair values as the interest is tied to or approximates market rates.

Estimated Uncollectable Accounts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2014 and 2013, accordingly, no allowance for doubtful accounts is provided.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Inventory - Inventory consists primarily of finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis.

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. A reserve balance of approximately $46,000 and $52,000 was recorded as of October 31, 2014 and 2013, respectively. The reserve is evaluated on a quarterly basis and adjusted accordingly.

During 2013, the Company entered into an agreement with Dick’s Sporting Goods in which it has consigned certain Arctic Armor products. These items were offered in select stores and through the Dick’s Sporting Goods website. As of October 31, 2013, the Company had provided $42,900 of inventory to be placed in stores. This agreement resulted in revenues of $44,600 as of October 31, 2014. There were no sales of these products during 2013. At the expiration of this agreement, $68,600 of inventory was not sold by Dick’s Sporting Goods and subsequently returned to the Company during its 2014 fiscal year, in accordance with the agreement.

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

Impairment of Long-lived Assets - Management of the Company considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded in 2014 and 2013.

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The Company believes it is no longer subject to income tax examinations for years up to and including the year ended October 31, 2011.

Concentration of Credit Risk - The Company maintains its cash and cash equivalents with a financial institution which management believes to be of high credit quality. Their accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 in coverage. The balances in these accounts may, at times, exceed the federally insured limits. The Company has not experienced any losses on the deposits and management believes the Company is not exposed to any significant credit risk related to these accounts. As of October 31, 2014, the Company has $738,681 of uninsured cash balances. There were no uninsured cash balances as of October 31, 2013.

Shipping and Handling - Shipping costs associated with acquiring inventories are charged to cost of goods sold when incurred. The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with customer orders was $29,568 and $29,827 as of October 31, 2014 and 2013, respectively. Freight costs for delivering products to customers are included in revenues from sales at the time the goods are shipped.

Net Income Per Common Share - The Company calculates net income per share in accordance with ASC Topic 260 “Earnings per Share”. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. The Company only has common stock outstanding for 2014 and 2013. As a result, diluted earnings per share was not calculated.

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

Amendment to the Certificate of the Incorporation  - Stockholders, as of October 2, 2014, holding a majority of the issued and outstanding voting shares of the Company, approved an amendment to the Company’s Certificate of Incorporation, to decrease the number of authorized shares of Common Stock from 500,000,000 to 100,000,000 and to decrease the number of Preferred Shares from 100,000,000 shares to 25,000,000 shares. The Company had authorized capital stock of 500,000,000 shares of Common Stock, of which 21,638,043 shares were issued and outstanding as of October 2, 2014, and 100,000,000 shares of Preferred Stock. There were no shares of Preferred Stock designated or issued. The Company’s Board of Directors believes that the decrease in authorized Common Stock and Preferred Stock would save the Company money by lowering its annual franchise tax and more closely reflects the Company’s size and ownership structure. The approved amendment was implemented on or about October 27, 2014.

The terms of the lesser shares of Common Stock will be identical to those of the currently outstanding shares of Common Stock. This amendment and the creation of lesser shares of authorized will not alter the current number of issues shares. The relative rights and limitations of the shares of Common Stock remained unchanged under this amendment. Holders of Common Stock have no preemptive rights to purchase or subscribe for nay unissued capital stock of the Company. This amendment did not alter this limitation.

New Accounting Pronouncements - During 2014 and 2013, the FASB issued various Accounting Standards Updates (“ASUs”). Based on management’s review, it was determined that the ASUs will have no material effect on the Company’s financial statements. As new ASUs are issued, management will evaluate their impact on the Company. Any future impact will be included in the notes to the Company’s financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2014	2013

Equipment	$70,830	$28,987
Furniture and fixtures	11,092	11,092
Leasehold improvements	4,806	4,806
Automobile	7,841	7,841
	94,569	52,726

Less accumulated depreciation	38,380	34,380

Property and equipment - net	$56,189	$18,346

Depreciation expense for the years ended October 31, 2014 and 2013 was $4,000 and $2,102, respectively.

3.	BORROWINGS

Borrowings at October 31, 2014 and 2013 consisted of the following:

	2014	2013

Due to Stockholders

Note Payable - Joseph Riccelli, Sr. Interest is 8% per quarter with no payment terms.	$-	$31,000

Note Payable $100,000 - James Kearney, September 2005. Interest of $8,000 per quarter was charged from October 2005 through October 2008; principal and interest due and payable in full at any time after December 10, 2005.	-	12,500

Note Payable $10,000 - Frank Riccelli, July 2011. Due December 20, 2011; payable on demand; interest is 10% for 120 days. Note was extended through a verbal agreement.	-	10,000

Note Payable $8,000 - Roberta Riccelli, February 2012. Due June 17, 2012; interest is 10% for 120 days. Note was extended through a verbal agreement.	5,000	8,000

Subtotal of Notes Payable	$5,000	$61,500

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2014	2013

Subtotal Due to Stockholders from Page 39	$5,000	$61,500

Note Payable $50,000 - Joseph Riccelli, Sr., July 2012. Due January 9, 2013; interest is 10% for 120 days. Note was extended through a verbal agreement.	50,000	50,000

Note Payable $20,000 - Corinthian Development, January 15, 2013. Due May 15, 2013; payable on demand;interest is 10%; Note was extended through a verbal agreement.	20,000	20,000

Note Payable $100,000 - Sol & Tina Waxman Family Foundation, September 2014. Due March 31, 2015; payable on demand; interest is 10%.	60,000	100,000

Note Payable $90,000 - Joseph Riccelli, Sr., May 2013. Due November 22, 2013; interest is 10% for 180 days. Note was extended through a verbal agreement.	90,000	90,000

Note Payable $25,000 - Darryl Zaontz, July 2013. Due January 16, 2014; payable on demand; interest is 10% for 6 months.	-	25,000

Note Payable $15,000 - John and Priscilla Zaontz, July 2013. Due January 6, 2014; payable on demand; interest is 10% for 6 months.	-	15,000

Note Payable $55,000 - Joseph Riccelli, Sr., September 2013. Due March 23, 2014; interest is 10% for 180 days. Note was extended through a verbal agreement.	55,000	55,000

Note Payable $50,000 - Joseph Riccelli, Sr., May 2014. Due November 12, 2014; interest is 10% for 180 days. Note was extended through a verbal agreement.	50,000	-

Total Due to Stockholders	$330,000	$416,500

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2014	2013

Notes Payable

Note Payable - U.S. Small Business Administration. Due July 2035; payable in monthly installments of $1,820 including interest at 2.9% annum.	$338,696	$351,625

Note Payable $9,911 - Prime Rate Premium Finance Corporation, March 2013. Monthly payments of $1,159 due beginning April 10, 2013, including interest at 12.5%.	-	3,304

Note Payable $40,000 - Xunjin Hua, November 2012. Due March 22, 2013; payable on demand; interest is 10% for 6 months.	-	40,000

Note Payable $4,485 - Prime Rate Premium Finance Corporation, April 2013. Monthly payments of $529 due beginning May 16, 2013, including interest at 14.5%.	-	1,495

Note Payable $25,000 - Aaron Riccelli, April 2013. Due August 31, 2013; payable on demand; interest is 10% for 120 days. Note was extended through a verbal agreement	-	25,000

Note Payable $25,000 - Hoi Ping Lee, July 2013. Due January 6, 2014; payable on demand; interest is 10% for 6 months.	-	25,000

Note Payable $25,000 - Xunjin Hua, August 2013. Due February 10, 2014; payable on demand; interest is 10% for 6 months.	-	25,000

Note Payable $19,000 - Veronique Francois, September 2013. Due March 6, 2014; payable on demand; interest is 10% for 6 months.	-	19,000

Note Payable $80,000 - OnDeck Capital, February 2014. 378 payments of $307 due on each business day; interest is 45% for 18 months.	48,240	-

Total Notes Payable	$386,936	$490,424

Total Borrowings	716,936	906,924

Less Due to Stockholders	330,000	416,500

Less Current Portion of Notes Payable	59,407	155,053

Total Long Term Portion of Notes Payable	$327,529	$335,371

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Maturities of long-term debt are as follows:

Year Ending		Notes
October 31	Stockholders	Payable	Amount Due

2015	$330,000	$59,407	$389,407
2016	-	12,481	12,481
2017	-	12,874	12,874
2018	-	13,252	13,252
2019	-	13,642	13,642
Thereafter	-	275,280	275,280

Total	$330,000	$386,936	$716,936

The Company has received various advances from our Chief Executive Officer, Joseph Riccelli, Sr., which have been used to fund operations. These advances totaled $31,000 as of October 31, 2013 and were paid in full during 2014.

In September 2005, the Company entered into a new loan agreement with James Kearney for a note payable. This new agreement is for a prior note payable of $100,000, dated July 2004. Interest of $8,000 per quarter was charged from October 2005 through October 2008. Interest accrued and due on this note was $92,000 as of October 31, 2012. The principal and interest are due and payable in full at any time after December 10, 2005. The principal balance as of October 31, 2013 was $12,500. The remaining principal on this loan was converted to stock at $.60 per share during June 2014.

In July 2005, the Company was approved for a low interest promissory note from the U.S. Small Business Administration in the amount of $280,100. The Company qualified for the loan due to the significant loss of inventory, raw materials, and equipment when its leased warehouse, in which it maintained these items, was flooded by the remnants of Hurricane Ivan in September 2004. The note bears interest at an annual rate of 2.9%. Monthly installment payments, including principal and interest of $1,186 began five months from the date of the promissory note. The note is payable over 30 years. Certain guarantees of collateral were made by the Company’s Chief Executive Officer and shareholder, Joseph Riccelli, Sr., to service the note. The Company was to use the loan proceeds to repair or replace the following: approximately $6,200 for machinery and equipment; approximately $80,100 for furniture and fixtures; approximately $148,700 for inventory; and approximately $45,100 for working capital. The Company received the full amount of this loan at October 31, 2005. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note still bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, of $1,820 are due each month beginning February 13, 2006. All remaining principal and accrued interest are due and payable on July 13, 2035. The loan balance was $338,696 and $351,625 at October 31, 2014 and 2013, respectively.

In July 2011, the Company entered into a note payable with Frank Riccelli for $10,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance was $10,000 as of October 31, 2013 and was paid in full during 2014.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In February 2012, the Company entered into a note payable with Roberta Riccelli for $8,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance as of October 31, 2014 and 2013 was $5,000 and $8,000, respectively.

In July 2012, the Company entered into a note payable with its president, Joseph Riccelli, Sr., for $50,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance at October 31, 2014 and 2013 was $50,000.

In November 2012, the Company entered into a note payable with Xunjin Hua for $40,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 6 months. The loan was extended through a verbal agreement. This note was paid in full during 2014.

In January 2013, the Company entered into a note payable with Corinthian Development for $20,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 4 months. This note was extended through a verbal agreement. The loan balance at October 31, 2014 and 2013 was $20,000.

In March 2013, the Company entered into a note payable with Prime Rate Premium Finance for $9,911. This loan was to be used to finance insurance premiums of the Company. Monthly payments of $1,159 were due beginning April 10, 2013, including interest at 12.5%. This note was paid in full during 2014.

In April 2013, the Company entered into a note payable with Prime Rate Premium Finance for $4,485. This loan was to be used to finance insurance premiums of the Company. Monthly payments of $529 were due beginning May 16, 2013, including interest at 14.5%. This note was paid in full during 2014.

In April 2013, the Company entered into a note payable with Aaron Riccelli for $25,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was paid in full during 2014.

In May 2013, the Company entered into a note payable with the Sol & Tina Waxman Family Foundation for $100,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% on December 31, 2013. The Company’s CEO has pledged 250,000 shares of its stock, as collateral. This note is also personally guaranteed by the Company’s CEO. This was converted into a $60,000 note due March 31, 2015 after $40,000 in principal and $10,000 in interest was paid.

In May 2013, the Company entered into a note payable with its CEO, Joseph Riccelli, Sr., for $90,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 180 days. This note was extended through a verbal agreement. The loan balance at October 31, 2014 and 2013 was $90,000.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In July 2013, the Company entered into a note payable with Darryl Zaontz for $25,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 6 months, as well as 5,000 restricted shares of stock. The loan balance at October 31, 2013 was $25,000. This note and accrued interest were converted at $.20 per share, into 142,500 shares of the Company’s stock, during January 2014.

In July 2013, the Company entered into a note payable with Hoi Ping Lee for $25,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 6 months, as well as 5,000 restricted shares of stock. The loan balance at October 31, 2013 was $25,000. This note and accrued interest were converted at $.20 per share, into 142,500 shares of the Company’s stock, during January 2014.

In July 2013, the Company entered into a note payable with John and Priscilla Zaontz for $15,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 6 months, as well as 4,000 restricted shares of stock. The loan balance at October 31, 2013 was $15,000. This note and accrued interest were converted at $.20 per share, into 86,500 shares of the Company’s stock, during January 2014.

In August 2013, the Company entered into a note payable with Xunjin Hua for $25,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 6 months, as well as 5,000 restricted shares of stock. The loan balance was $25,000 as of October 31, 2013 and was paid in full during 2014.

In September 2013, the Company entered into a note payable with Veronique Francois for $19,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 6 months. Principal and interest may be converted into shares of stock upon request of the lender. The loan balance was $19,000 as of October 31, 2013 and was paid in full during 2014.

In September 2013, the Company entered into a note payable with its CEO, Joseph Riccelli, Sr., for $55,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 180 days. The loan balance at October 31, 2014 and 2013 was $55,000.

In February 2014, the Company entered into a new loan agreement with OnDeck Capital for a note payable for $80,000. The note has 378 payments of $307, due on each business day, including interest at 45% for 18 months. The balance as of October 31, 2014 is $48,240.

In May 2014, the Company entered into a note payable with its CEO, Joseph Riccelli, Sr., for $50,000. The loan is used to fund operations of the Company. The loan is due on demand, including interest at 10% for 180 days. This note was extended through a verbal agreement. The loan balance as of October 31, 2014 is $50,000.

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

Revenues from three customers were approximately 43% of the Company’s revenues for the fiscal year ended October 31, 2014. Revenues from two customers were approximately 42% of the Company’s revenues for the fiscal year ended October 31, 2013.

Accounts receivable from two customers were approximately 52% of the Company’s accounts receivable as of October 31, 2014. Three customers accounted for approximately 61% of the Company’s October 31, 2013 accounts receivable balance.

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company. Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia, and one manufacturer that produces house wrap on behalf of the Company in Massachusetts.

6.	INCOME TAXES

In prior years the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2013 tax year, fiscal year end October 31, 2014, the Company had net operating loss carryforwards of approximately $2,900,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2024 tax year, fiscal year end October 31, 2025. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2014	2013

Net operating loss carryforward	$986,000	$948,500
Depreciation	-	(200)
Net deferred tax assets before valuation allowance	986,000	948,300
Less: Valuation allowance	(986,000)	(948,300)

Net deferred tax assets	$-	$-

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of October 31, 2014 and 2013, respectively.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2014	2013

Federal statutory rate	34%	34%
Effect of net operating losses	(34%)	(34%)

Effective income tax rate	-	-

The Company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

7.	COMMITMENTS

The Company currently maintains two locations which are leased pursuant to oral agreements on a month-to-month basis. The Company leases offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli, Sr., for $700 per month. The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of our Chief Executive Officer, for $3,500 per month. For the years ended October 31, 2014 and 2013, rent expense totaled $50,650 and $50,400, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

8.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$373,752	$66,670	$195,035	$135,727	$771,184

Income/(loss) from operations	62,964	(167,260)	(98,437)	(106,876)	(309,609)

Net income (loss)	$34,694	$(202,663)	$(123,249)	$(142,852)	$(434,070)

Weighted average shares outstanding	19,440,281	19,776,232	20,444,578	21,908,380	20,397,432

Basic income/(loss) per share	0.002	(0.010)	(0.006)	(0.007)	(0.021)

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$295,046	$55,010	$11,117	$123,126	$484,299

Income/(loss) from operations	17,351	(97,217)	(107,870)	(42,772)	(230,508)

Net income (loss)	$(6,972)	$(117,160)	$55,316	$(73,945)	$(142,761)

Weighted average shares outstanding	18,935,743	18,964,732	18,980,091	19,023,134	18,974,811

Basic income/(loss) per share	(0.000)	(0.006)	0.003	(0.004)	(0.008)

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

9.	SEGMENT INFORMATION

We have organized our operations into two segments as discussed in Note 1 to the financial statements. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the fiscal years ending October 31, 2014 and 2013:

	2014	2013

Revenues:
Apparel	$564,764	$473,193
Housewrap	206,420	11,106
Total Revenues	$771,184	$484,299

Assets:
Apparel	$1,736,681	$804,602
Housewrap	295,938	73,922
Total	$2,032,619	$878,524

Capital Expenditures:
Apparel	$-	$-
Housewrap	41,843	-
Total	$41,843	$-

Depreciation:
Apparel	$1,813	$1,959
Housewrap	2,187	143
Total	$4,000	$2,102

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

10.	COMMON STOCK

During the second quarter of the fiscal year ended October 31, 2013, the Company issued 30,000 shares of its common stock for professional services for $.30 per share or $9,000. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

During the third quarter of the fiscal year ended October 31, 2013, the Company issued 40,000 shares of its common stock for professional services for $.40 per share or $16,000. The negotiated value was divided by the approximate trading value of the Company’s common stock and the date the transaction was entered into to calculate the number of shares issued to the service provider. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

During the fourth quarter of the fiscal year ended October 31, 2013, the Company issued 320,000 shares of its common stock for cash for $.20 per share or $64,000. Of the $64,000, only $60,000 had been received as of October 31, 2013. The remaining $4,000 was classified as other receivables.

During the first quarter of the fiscal year ended October 31, 2014 the Company sold 50,000 shares of stock for $.20 per share or $10,000 and converted three notes into stock at the principal of the note plus interest totaling $74,300, at $.20 per share, resulting in 371,500 shares of stock issued.

During the second quarter of the fiscal year ended October 31, 2014 the Company sold 115,000 shares of stock, at $.40 per share, for $46,000, and issued 35,000 shares, at $.40 per share, for services with a fair value of $14,000 to two individuals.

During the third quarter of the fiscal year ended October 31, 2014 the Company sold 1,080,680 shares of stock, at between $.40 and $.70 per share, for $632,340. The Company also issued 55,000 shares, at $.40 per share, for services with a fair value of $22,000 to two individuals, and issued 25,000 shares, at $.50 per share, for services with a fair value of $12,500 to an additional two individuals. The Company converted one note into stock at the principal of the note plus interest totaling $12,600, at $.60 per share, resulting in 20,800 shares of stock issued.

During the fourth quarter of the fiscal year ended October 31, 2014 the Company sold 1,294,320 shares of stock, at between $.50 and $.80 per share, for $882,950. The Company also issued 45,000 shares, at $.50 per share, for services with a fair value of $22,500 to two individuals, and issued 20,000 shares, at $.80 per share, for services with a fair value of $16,000 to one of those individuals for services performed later during the quarter.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTIONS

The Company has entered into various debt agreements with related parties. These agreements are classified as shareholder loans within Note 3 to the financial statements.

The Company has entered into 2 verbal lease agreements as further discussed in Note 7 to the financial statements.

12.	LITIGATION

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

13.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through February 6, 2015, the date these financial statements were available to be issued. During such evaluation the following subsequent event was identified as discussed below:

The Company sold 283,000 shares of stock, at between $0.60 and $0.80 per share, for $203,750 to five investors from November 1, 2014 through January 3, 2015.

Page Intentionally Left Blank