Form 10-Q
period 2015-01-31
INNOVATIVE DESIGNS INC
filed 2015-03-16
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2015

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

As of March 12, 2015, there were 23,170,643 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐     NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2015

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Innovative Designs Inc.

Condensed Balance Sheets

January 31, 2015 (Unaudited) and October 31, 2014

ASSETS

	2015	2014
CURRENT ASSETS
Cash	$1,106,913	$988,681
Accounts receivable	135,912	64,298
Other receivables	-	30,000
Inventory - net of obsolete inventory reserve of
$46,000 for 2015 and 2014	980,195	889,560
Prepaid insurance	1,317	2,881
Total current assets	2,224,337	1,975,420

PROPERTY AND EQUIPMENT - NET	53,743	56,189

OTHER ASSETS
Deferred financing costs, net of accumulated amortization of
$1,302 and $990 for 2015 and 2014	698	1,010

TOTAL ASSETS	$2,278,778	$2,032,619

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$36,833	$87,933
Current portion of notes payable	44,369	59,407
Accrued interest expense	196,017	184,487
Due to shareholders	300,000	330,000
Accrued expenses	235,042	87,266
Total current liabilities	812,261	749,093

Long-term portion of notes payable	322,360	327,529

TOTAL LIABILITIES	1,134,621	1,076,622

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares
authorized	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, and 22,721,043 and 22,438,043 issued and
outstanding as of January 31, 2015 and October 31, 2014	2,272	2,244
Additional paid-in capital	7,726,209	7,522,487
Accumulated deficit	(6,584,324)	(6,568,734)
Total stockholders' equity	1,144,157	955,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,278,778	$2,032,619

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three Month Periods Ended January 31, 2015 and 2014 (Unaudited)

	Three Month Periods Ended January 31,
	2015	2014

REVENUES - NET	$286,404	$373,752

OPERATING EXPENSES:
Cost of sales	132,736	169,952
Selling, general and
administrative expenses	151,907	140,836
	284,643	310,788

INCOME FROM OPERATIONS	1,761	62,964

OTHER INCOME/(EXPENSE)
Miscellaneous income	385	-
Interest expense	(17,736)	(28,270)
Total other income/(expense)	(17,351)	(28,270)

NET INCOME/(LOSS)	$(15,590)	$34,694

PER SHARE INFORMATION
Net Income/(Loss) Per Common Share	$(0.001)	$0.002

Weighted Average Number of
Common Shares Outstanding	22,640,706	19,440,281

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

January 31, 2015 (Unaudited) and October 31, 2014

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2013	19,325,743	$1,935	$5,777,606	$(6,134,664)	$(355,123)

Shares issued for services	180,000	18	86,982	-	87,000

Shares issued for
debt conversion	392,300	39	86,861	-	86,900

Sale of stock	2,540,000	252	1,571,038	-	1,571,290

Net loss	-	-	-	(434,070)	(434,070)

Balance at October 31, 2014	22,438,043	2,244	7,522,487	(6,568,734)	955,997

Sale of stock	283,000	28	203,722	-	203,750

Net loss	-	-	-	(15,590)	(15,590)

Balance at January 31, 2015	22,721,043	$2,272	$7,726,209	$(6,584,324)	$1,144,157

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Three Month Periods Ended January 31, 2015 and 2014 (Unaudited)

	For the Three Month Periods Ended
	January 31, 2015	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,590)	$34,694
Adjustments to reconcile net income(loss) loss to
net cash (used in) provided by operating activities:
Common stock issued for services	-	9,300
Amortization	312	-
Depreciation	2,446	1,115
Increase (decrease) from changes in:
Accounts receivable	(71,614)	(68,255)
Other receivable	30,000	4,000
Inventory	(90,635)	72,522
Deposits on inventory	-	(6,435)
Prepaid insurance	1,564	5,459
Accounts payable	(51,100)	56
Accrued expenses	147,776	56,055
Accrued interest expense	11,530	2,741
Net cash (used in) provided by operating activities	(35,311)	111,252

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	203,750	10,000
Payments on shareholder advances	(30,000)	(22,000)
Payments on notes payable	(20,207)	(72,745)
Net cash provided by (used in) financing activities	153,543	(84,745)

Net increase in cash	118,232	26,507

CASH, BEGINNING OF YEAR	988,681	69,613

CASH, END OF THE PERIOD	$1,106,913	$96,120

Supplemental disclosure of cash flow information:
Stock issuance for debt conversion	$-	$74,300
Cash paid for interest	$6,206	$18,979

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS Three Month Periods Ended January 31, 2015 and 2014 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of January 31, 2015, the changes therein for the three month period then ended and the results of operations for the three month periods ended January 31, 2015 and 2014.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2014. The results of operations for the three month periods ended January 31, 2015 and 2014 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at January 31, 2015 and October 31, 2014 of $46,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

NOTE 4.	EARNINGS PER SHARE

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260 “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. As a result, diluted earnings per share was not calculated.

NOTE 5.	DEPOSITS

The Company only has one manufacturer that produces the apparel and the INSULTEX material for the House Wrap on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel and/or INSULTEX material, as the case may be, based on approved purchase orders between the Company and the manufacturer. Once finished purchase orders are received by the Company, the deposits associated with those purchase orders are transferred into inventory. As of January 31, 2015 and October 31, 2014, the Company had no deposits with its manufacturer.

INNOVATIVE DESIGNS, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS Three Month Periods Ended January 31, 2015 and 2014 (Unaudited)

NOTE 6.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740 "Income Taxes", which requires an asset and liability approach for financial reporting purposes.

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders the customer pays the shipping cost. The shipping and handling costs billed back to customer orders was approximately $9,700 and $11,600 for the three month periods ended January 31, 2015 and 2014, respectively. These amounts are included in both revenue and selling, general and administrative expenses.

NOTE 8.	COMMON STOCK

During the three month period ended January 31 2015, the Company sold its stock to five investors. The stock was issued for prices from $.60 to $.80 per share. A total of 283,000 shares of common stock were sold, resulting in proceeds of $203,750. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

NOTE 9.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

INNOVATIVE DESIGNS, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS Three Month Periods Ended January 31, 2015 and 2014 (Unaudited)

The following tables present our business segment information for the three month periods ended January 31, 2015 and 2014:

	2015	2014

Revenues:
Apparel	$278,799	$366,901
Housewrap	7,605	6,851
Total Revenues	$286,404	$373,752

Assets:
Apparel	$1,635,341	$677,688
Housewrap	643,437	218,937
Total	$2,278,778	$896,625

Depreciation:
Apparel	$481	$677
Housewrap	1,965	438
Total	$2,446	$1,115

NOTE 10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through March 12, 2015, which is the date financial statements were available to be issued. With the exception of the matters discussed below, no subsequent event items were identified by the Company.

The Company sold 190,000 shares of stock, at between $0.60 and $0.75 for $133,000 to 5 investors from February 1, 2015 through March 10, 2015. During the same period, the Company issued 10,000 shares of stock, at $1.20 per share, for services with a fair value of $12,000 to an individual.

During February 2014, the Company entered into a notes payable agreement with Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli, Sr., for $69,130.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

•	Completing the development, design and prototypes of our products,
•	Obtaining retail stores or sales agents to offer and sell our products,
•	Developing our website to sell more of our products, and
•	Establishing distribution channels for our House Wrap product.

Results of Operations

Comparison of the Three Month Period Ended January 31, 2015 with the Three Month Period Ended January 31, 2014.

The following table shows a comparison of the results of operations between the three month periods ended January 31, 2015 and January 31, 2014:

	Three Month		Three Month
	Period Ended		Period Ended
	January 31,	% of	January 31,	% of	Increase
	2015	Sales	2014	Sales	(Decrease)	% Change

REVENUE	$286,404	100.00%	$373,752	100.00%	$(87,348)	-23.37%

OPERATING EXPENSES
Cost of sales	132,736	46.35%	169,952	45.47%	(37,216)	-21.90%
Selling, general and
administrative expenses	151,907	53.04%	140,836	37.68%	11,071	7.86%

Income from operations	1,761	0.61%	62,964	16.85%	(61,203)	-97.20%

OTHER INCOME/(EXPENSE)
Miscellaneous income	385	0.14%	-	-	385	-
Interest expense	(17,736)	-6.19%	(28,270)	-7.57%	10,534	-37.26%

Net income (loss)	$(15,590)	-5.44%	$34,694	9.28%	$(50,284)	-144.94%

Revenues for the quarter ended January 31, 2015 were $286,404 compared to revenues of $373,252 for the quarter ended January 31, 2014, the decrease in revenue was largely the result of decreased sales of our Arctic Armor product line. The decrease is caused, in part, by increased competition in this product area. We are also focusing most of our resources and efforts toward the development of a market for our House Wrap product line. During the three month period ended January 31, 2015 House Wrap sales totaled $7,605 in comparison with $6,851 during the three month period ended January 31, 2014. Our net loss for the three months ended January 31, 2015 was $(15,590). In February 2015, we announced that the laboratory which we use for testing our House Wrap product passed international accreditation which can now be documented on lab results. This allows the Company to begin an aggressive marketing program to national home builders who require the type of accreditation recently achieved.

Our selling, general and administrative expenses were $151,907 for the three months ended January 31, 2015 compared to $140,836 for the three months ended January 31, 2014.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the quarter ended January 31, 2015, we funded our operations from revenues from sales and private sales of our securities.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our House Wrap product and to purchase equipment needed for the manufacture of the product.

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

During the three month period ended January 31 2015, the Company sold its stock to five investors. The stock was issued for prices from $.60 to $.80 per share. A total of 283,000 shares of common stock were sold, resulting in proceeds of $203,750. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions and all of the purchasers were “accredited investors” as that term is defined under the securities laws. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. Subsequent to the quarter, we sold 190,000 shares of stock at prices between $0.60 and $0.75 to five investors. Total proceeds were $130,000. During the same period we issued 10,000 shares of stock, at $1.20 per share, for services to one individual. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available. All of the investors were “accredit investors.”

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended January 31, 2015, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the fourth quarter of 2014 and the first quarter ended January 31, 2015, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-K for the year ended October 31, 2014 within the timeline established by the SEC and was required to seek an extension for filing the form.

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

INNOVATIVE DESIGNS, INC.

ITEM 6.	EXHIBITS

*3.1	Revised Certificate of Incorporation

**3.2	By-Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s Form 10-K filed February 12, 2015.

**	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: March 16, 2014	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr., Chief Executive Officer and Chief Financial Officer

-12-