Form 10-Q
period 2015-04-30
INNOVATIVE DESIGNS INC
filed 2015-06-15
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                               YES  ☐    NO  ☒

As of June 15, 2015, there were 23,267,643 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:   YES  ☐      NO  ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2015

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

April 30, 2015 (Unaudited) and October 31, 2014

	2015	2014

ASSETS
CURRENT ASSETS
Cash	$1,454,672	$988,681
Accounts receivable	47,776	64,298
Other receivables	-	30,000
Inventory - net of obsolete inventory reserve of $46,000 for 2015 and 2014	874,033	889,560
Prepaid insurance	10,987	2,881
Total current assets	2,387,468	1,975,420

PROPERTY AND EQUIPMENT - NET	51,378	56,189

OTHER ASSETS
Deferred financing costs, net of accumulated amortization of $1,646 and $990 for 2015 and 2014	354	1,010

TOTAL ASSETS	$2,439,200	$2,032,619

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$31,577	$87,933
Current portion of notes payable	28,610	59,407
Accrued interest expense	206,354	184,487
Due to shareholders	349,130	330,000
Accrued expenses	148,912	87,266
Total current liabilities	764,583	749,093

Long-term portion of notes payable	248,208	327,529

TOTAL LIABILITIES	1,012,791	1,076,622

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 23,223,643 and 22,438,043 issued and outstanding as of April 30, 2015 and October 31, 2014	2,322	2,244
Additional paid-in capital	8,098,859	7,522,487
Accumulated deficit	(6,674,772)	(6,568,734)
Total stockholders' equity	1,426,409	955,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,439,200	$2,032,619

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Six Month Periods Ended April 30, 2015 and 2014 (Unaudited)

	Three Month Periods Ended April 30,		Six Month Periods Ended April 30,
	2015	2014	2015	2014

REVENUES - NET	$216,377	$66,670	$502,781	$440,422

OPERATING EXPENSES:
Cost of sales	120,178	29,204	252,914	199,156
Selling, general and administrative expenses	164,874	204,726	316,781	345,562
	285,052	233,930	569,695	544,718

LOSS FROM OPERATIONS	(68,675)	(167,260)	(66,914)	(104,296)

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	-	385	-
Interest expense	(21,773)	(35,403)	(39,509)	(63,673)
Total other expense	(21,773)	(35,403)	(39,124)	(63,673)

NET LOSS	$(90,448)	$(202,663)	$(106,038)	$(167,969)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.004)	$(0.010)	$(0.005)	$(0.009)

Weighted Average Number of Common Shares Outstanding	23,108,564	19,776,232	22,870,758	19,605,472

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

April 30, 2015 (Unaudited) and October 31, 2014

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2013	19,325,743	$1,935	$5,777,606	$(6,134,664)	$(355,123)

Shares issued for services	180,000	18	86,982	-	87,000

Shares issued for debt conversion	392,300	39	86,861	-	86,900

Sale of stock	2,540,000	252	1,571,038	-	1,571,290

Net loss	-	-	-	(434,070)	(434,070)

Balance at October 31, 2014	22,438,043	2,244	7,522,487	(6,568,734)	955,997

Shares issued for services	10,000	1	11,999	-	12,000

Sale of stock	775,600	77	564,373	-	564,450

Net loss	-	-	-	(106,038)	(106,038)

Balance at April 30, 2015	23,223,643	$2,322	$8,098,859	$(6,674,772)	$1,426,409

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Six Month Periods Ended April 30, 2015 and 2014 (Unaudited)

	For the Six Month Periods Ended
	April 30, 2015	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,038)	$(167,969)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Common stock issued for services	12,000	23,300
Amortization	656	312
Depreciation	4,811	1,969
Increase (decrease) from changes in:
Accounts receivable	16,522	(7,976)
Other receivable	30,000	4,000
Inventory	15,527	92,410
Deposits on inventory	-	(33,409)
Prepaid insurance	(8,106)	5,586
Deferred loan costs	-	(2,000)
Accounts payable	(56,356)	(11,174)
Accrued expenses	61,646	120,527
Accrued interest expense	21,867	(836)
Net cash (used in) provided by operating activities	(7,471)	24,740

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(4,843)

Net cash used in investing activities	-	(4,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	564,450	56,000
Payments on shareholder advances	(50,000)	(46,572)
Proceeds from shareholder advances	69,130	-
Payments on notes payable	(110,118)	(107,301)
Proceeds from notes payable	-	80,000

Net cash provided by (used in) financing activities	473,462	(17,873)

Net increase in cash	465,991	2,024

CASH, BEGINNING OF YEAR	988,681	69,613

CASH, END OF THE PERIOD	$1,454,672	$71,637

Supplemental disclosure of cash flow information:
Stock issuance for debt conversion	$-	$74,300
Cash paid for interest	$17,642	$58,009

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended April 30, 2015 and 2014 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of April 30, 2015, the changes therein for the three and six month periods then ended and the results of operations for the three and six month periods ended April 30, 2015 and 2014.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2014. The results of operations for the three and six month periods ended April 30, 2015 and 2014 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at April 30, 2015 and October 31, 2014 of $46,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended April 30, 2015 and 2014 (Unaudited)

NOTE 6.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs billed back to customer orders was approximately $10,000 and $15,000 for the six month periods ended April 30, 2015 and 2014, respectively. These amounts are included in both revenue and selling, general and administrative expenses.

NOTE 7.	DEBT

During February 2015, the Company entered into a note payable agreement with Riccelli Properties, which is wholly owned and operated by Joseph Riccelli, Sr., in the amount of $69,130. This amount reflects payments made by Riccelli Properties on other debt obligations of the Company with proceeds of the sale of real estate. The note has a term of 1 year and an interest rate of 10%.

NOTE 8.	COMMON STOCK

During the three month period ended January 31, 2015, the Company sold its stock to five investors. The stock was issued for prices from $.60-$.80 per share. A total of 283,000 shares of common stock were sold, resulting in proceeds of $203,750. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the three month period ended April 30, 2015, the Company sold its stock to eleven investors. The stock was issued for prices from $.60-$.80 per share. A total of 492,600 shares of common stock were sold, resulting in proceeds of $360,700. In addition, the Company issued 10,000 shares for services performed during February 2015. The shares issued were valued at $1.20 per share or an aggregate price of $12,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

NOTE 9.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended April 30, 2015 and 2014 (Unaudited)

The following tables present our business segment information for the six month periods ended April 30, 2015 and 2014:

	2015	2014

Revenues:
Apparel	$325,616	$417,941
Housewrap	177,165	22,481
Total Revenues	$502,781	$440,422

Assets:
Apparel	$2,084,565	$599,839
Housewrap	354,635	224,660
Total	$2,439,200	$824,499

Depreciation:
Apparel	$945	$1,010
Housewrap	3,866	959
Total	$4,811	$1,969

NOTE 10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through June 15, 2015, which is the date financial statements were available to be issued. With the exception of the matters discussed below, no subsequent event items were identified by the Company.

In May 2015, the Company issued an aggregate of 44,000 shares of stock, valued from $0.75 per share to $1.25 per share, for services with a fair value of $38,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

The Company has reached an agreement in principle with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company intends to have the machine shipped to the United States where the Company will produce INSULTEX under its own brand name.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended April 30, 2015 with the Three Month Period Ended April 30, 2014.

The following table shows a comparison of the results of operations between the three month periods ended April 30, 2015 and April 30, 2014:

	Three Month		Three Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2015	Sales	2014	Sales	(Decrease)	% Change

REVENUE	$216,377	100.00%	66,670	100.00%	$149,707	224.55%

OPERATING EXPENSES
Cost of sales	120,178	55.54%	29,204	43.81%	90,974	311.51%
Selling, general and administrative expenses	164,874	76.20%	204,726	307.07%	(39,852)	-19.47%

Loss from operations	(68,675)	-31.74%	(167,260)	-250.88%	98,585	-58.94%

OTHER EXPENSE
Interest expense	(21,773)	-10.06%	(35,403)	-53.10%	13,630	-38.50%

Net loss	$(90,448)	-41.80%	$(202,663)	-303.98%	$112,215	-55.37%

Revenues for the quarter ended April 30, 2015 were $216,377 compared to revenues of $66,670 for the quarter ended April 30, 2014. The increase is caused, primarily, by increased sales of House Wrap during the quarter. We are also focusing most of our resources and efforts toward the development of a market for our House Wrap product line. During the three month period ended April 30, 2015 House Wrap sales totaled $169,560 in comparison with $15,630 during the three month period ended April 30, 2014. Our net loss for the three months ended April 30, 2015 was $(90,448). In February 2015, we announced that the laboratory which we use for testing our House Wrap product passed international accreditation which can now be documented on lab results. This allows the Company to begin an aggressive marketing program to national home builders who require the type of accreditation recently achieved.

Our selling, general and administrative expenses were $164,874 for the three months ended April 30, 2015 compared to $204,726 for the three months ended April 30, 2014.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Six Month Period Ended April 30, 2015 with the Six Month Period Ended April 30, 2014.

The following table shows a comparison of the results of operations between the six month periods ended April 30, 2015 and April 30, 2014:

	Six Month		Six Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2015	Sales	2014	Sales	(Decrease)	% Change

REVENUE	$502,781	100.00%	$440,422	100.00%	$62,359	14.16%

OPERATING EXPENSES
Cost of sales	252,914	50.30%	199,156	45.22%	53,758	26.99%
Selling, general and administrative expenses	316,781	63.01%	345,562	78.46%	(28,781)	-8.33%

Loss from operations	(66,914)	-13.31%	(104,296)	-23.68%	37,382	-35.84%

OTHER INCOME/(EXPENSE)
Miscellaneous income	385	0.08%	-	-	385	100.00%
Interest expense	(39,509)	-7.86%	(63,673)	-14.46%	24,164	-37.95%

Net loss	$(106,038)	-21.09%	$(167,969)	-38.14%	$61,931	-36.87%

Revenues for the period ended April 30, 2015 were $502,781 compared to revenues of $440,422 for the period ended April 30, 2014. The increase in revenue was largely the result of increased sales of our House Wrap product line. We are also focusing most of our resources and efforts toward the development of a market for our House Wrap product line. During the six month period ended April 30, 2015 House Wrap sales totaled $177,165 in comparison with $22,481 during the six month period ended April 30, 2014. Our net loss for the six months ended April 30, 2015 was $(106,038).

Our selling, general and administrative expenses were $316,781 for the six months ended April 30, 2015 compared to $345,562 for the three months ended April 30, 2014.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the quarter ended April 30, 2015, we funded our operations from revenues from sales and private sales of our securities.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our House Wrap product and to purchase equipment needed for the manufacture of the INSULTEX product. The Company has reached an agreement in principle with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company intends to have the machine shipped to the United States where the Company will produce INSULTEX under its own brand name. The Company hopes to have the machine in the Pittsburgh area within the next four months and expects to be producing its own INSULTEX within the next six months. The final terms will be contained in the definitive agreement.

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

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended April 30, 2015, the Company sold its stock to eleven investors. The stock was issued for prices from $.60-$.80 per share. A total of 492,600 shares of common stock were sold, resulting in proceeds of $360,700. In addition, the Company issued 10,000 shares for services performed during February 2015. The shares issued were valued at $1.20 per share or an aggregate price of $12,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

In May 2015, the Company issued an aggregate of 44,000 shares of stock, valued from $0.75 per share to $1.25 per share, for services with a fair value of $38,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.    QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.  CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended April 30, 2015, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the fourth quarter of 2014 and the first quarter ended January 31, 2015, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-K for the year ended October 31, 2014 within the timeline established by the SEC and was required to seek an extension for filing the form. There were no reclassifications made during the second quarter of 2015.

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

INNOVATIVE DESIGNS, INC.

ITEM 6.    EXHIBITS

*3.1	Revised Certificate of Incorporation

**3.2	By-Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s Form 10-K filed February 12, 2015

**	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date:	June 15, 2015	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr., Chief Executive Officer
and Chief Financial Officer

- 14 -