Form 10-Q
period 2015-07-31
INNOVATIVE DESIGNS INC
filed 2015-09-18
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2015

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

As of September 11, 2015, there were 24,261,310 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐     NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2015

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

July 31, 2015 (Unaudited) and October 31, 2014

ASSETS

	2015	2014
CURRENT ASSETS
Cash	$1,506,501	$988,681
Accounts receivable	35,182	64,298
Other receivables	—	30,000
Inventory - net of obsolete inventory reserve of $46,000 for 2015 and 2014	929,552	889,560
Prepaid insurance	7,803	2,881
Total current assets	2,479,038	1,975,420

PROPERTY AND EQUIPMENT - NET	48,963	56,189

OTHER ASSETS
Deposits on equipment	200,000	—
Deferred financing costs, net of accumulated amortization of $1,989 and $990 for 2015 and 2014	11	1,010

TOTAL ASSETS	$2,728,012	$2,032,619

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$55,625	$87,933
Current portion of notes payable	14,974	59,407
Accrued interest expense	136,151	184,487
Due to shareholders	329,130	330,000
Accrued expenses	96,354	87,266
Total current liabilities	632,234	749,093

Long-term portion of notes payable	243,827	327,529

TOTAL LIABILITIES	876,061	1,076,622

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 24,161,310 and 22,438,043 issued and outstanding as of July 31, 2015 and October 31, 2014	2,416	2,244
Additional paid-in capital	8,758,265	7,522,487
Accumulated deficit	(6,908,730)	(6,568,734)
Total stockholders’ equity	1,851,951	955,997

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,728,012	$2,032,619

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Month Periods Ended July 31, 2015 and 2014 (Unaudited)

	Three Month Periods Ended July 31,		Nine Month Periods Ended July 31,
	2015	2014	2015	2014

REVENUES - NET	$46,593	$195,035	$549,374	$635,457

OPERATING EXPENSES:
Cost of sales	24,903	123,782	277,817	322,938
Selling, general and administrative expenses	224,426	169,690	541,207	515,252
	249,329	293,472	819,024	838,190

LOSS FROM OPERATIONS	(202,736)	(98,437)	(269,650)	(202,733)

OTHER INCOME/(EXPENSE)
Miscellaneous income	5	—	390	—
Interest expense	(31,227)	(24,812)	(70,736)	(88,485)
Total other expense	(31,222)	(24,812)	(70,346)	(88,485)

NET LOSS	$(233,958)	$(123,249)	$(339,996)	$(291,218)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.010)	$(0.006)	$(0.015)	$(0.015)

Weighted Average Number of Common Shares Outstanding	23,708,444	20,444,578	23,153,055	19,888,248

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

July 31, 2015 (Unaudited) and October 31, 2014

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2013	19,325,743	$1,935	$5,777,606	$(6,134,664)	$(355,123)

Shares issued for services	180,000	18	86,982	—	87,000

Shares issued for debt conversion	392,300	39	86,861	—	86,900

Sale of stock	2,540,000	252	1,571,038	—	1,571,290

Net loss	—	—	—	(434,070)	(434,070)

Balance at October 31, 2014	22,438,043	2,244	7,522,487	(6,568,734)	955,997

Shares issued for services	65,000	6	56,994	—	57,000

Shares issued for conversion of accrued interest	122,667	12	91,988	—	92,000

Sale of stock	1,535,600	154	1,086,796	—	1,086,950

Net loss	—	—	—	(339,996)	(339,996)

Balance at July 31, 2015	24,161,310	$2,416	$8,758,265	$(6,908,730)	$1,851,951

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Month Periods Ended July 31, 2015 and 2014 (Unaudited)

	For the Nine Month Periods Ended
	July 31, 2015	July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(339,996)	$(291,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for conversion of accrued interest	92,000	—
Common stock issued for services	57,000	57,900
Amortization	999	651
Depreciation	7,226	2,953
Increase (decrease) from changes in:
Accounts receivable	29,116	57,729
Other receivable	30,000	4,000
Inventory	(39,992)	(40,576)
Deposits on inventory	—	(12,954)
Prepaid insurance	(4,922)	5,470
Deposits on equipment	(200,000)	—
Deferred loan costs	—	(2,000)
Accounts payable	(32,308)	(9,910)
Accrued expenses	9,088	144,562
Accrued interest expense	(48,336)	(7,037)
Net cash used in operating activities	(440,125)	(90,430)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(4,843)

Net cash used in investing activities	—	(4,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	1,086,950	688,340
Payments on shareholder advances	(70,000)	(46,685)
Proceeds from shareholder advances	69,130	50,000
Payments on notes payable	(128,135)	(149,790)
Proceeds from notes payable	—	80,000

Net cash provided by financing activities	957,945	621,865

Net increase in cash	517,820	526,592

CASH, BEGINNING OF YEAR	988,681	69,613

CASH, END OF THE PERIOD	$1,506,501	$596,205

Supplemental disclosure of cash flow information:
Stock issuance for conversion of accrued interest	$92,000	—
Stock issuance for debt conversion	$—	$86,900
Cash paid for interest	$27,072	$89,022

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Nine Month Periods Ended July 31, 2015 and 2014 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of July 31, 2015, the changes therein for the three and nine month periods then ended and the results of operations for the three and nine month periods ended July 31, 2015 and 2014.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2014. The results of operations for the three and nine month periods ended July 31, 2015 and 2014 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at July 31, 2015 and October 31, 2014 of $46,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

Nine Month Periods Ended July 31, 2015 and 2014 (Unaudited)

NOTE 6.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs billed back to customer orders was approximately $29,000 and $46,000 for the nine month periods ended July 31, 2015 and 2014, respectively. These amounts are included in both revenue and selling, general and administrative expenses.

NOTE 7.	DEBT

During February 2015, the Company entered into a note payable agreement with Riccelli Properties, which is wholly owned and operated by, the Company’s Chief Executive Officer, Joseph Riccelli, Sr., in the amount of $69,130. This amount reflects payments made by Riccelli Properties on other debt obligations of the Company with proceeds of the sale of real estate. The note has a term of 1 year and an interest rate of 10%.

NOTE 8.	COMMON STOCK

During the three month period ended January 31, 2015, the Company sold its stock to five investors. The stock was issued for prices from $.60 - $.80 per share. A total of 283,000 shares of common stock were sold, resulting in proceeds of $203,750. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the three month period ended April 30, 2015, the Company sold its stock to eleven investors. The stock was issued for prices from $.60 - $.80 per share. A total of 492,600 shares of common stock were sold, resulting in proceeds of $360,700. In addition, the Company issued 10,000 shares for services performed during February 2015. The shares issued were valued at $1.20 per share or an aggregate price of $12,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Nine Month Periods Ended July 31, 2015 and 2014 (Unaudited)

During the three month period ended July 31, 2015, the Company sold its stock to eight investors. The stock was issued for prices from $.60 - $.75. A total of 760,000 shares of common stock were sold, resulting in proceeds of $522,500. In addition, the Company issued 55,000 shares to two individuals for services performed during May and June 2015. The shares were issued for prices from $.70 - $1.25 per share or an aggregate price of $45,000. Additionally during July 2015, an individual converted accrued interest of $92,000 into 122,667 shares of common stock. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

NOTE 9.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the nine month periods ended July 31, 2015 and 2014:

	2015	2014

Revenues:
Apparel	$328,820	$438,588
Housewrap	220,554	196,869
Total Revenues	$549,374	$635,457

Assets:
Apparel	$1,985,066	$1,066,275
Housewrap	742,946	328,411
Total	$2,728,012	$1,394,686

Depreciation:
Apparel	$1,395	$1,380
Housewrap	5,831	1,573
Total	$7,226	$2,953

NOTE 10.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to made after the first commercial production run of INSULTEX is completed. As of July 31, 2015, the Company has made payments of $200,000.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Nine Month Periods Ended July 31, 2015 and 2014 (Unaudited)

NOTE 11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through September 15, 2015, which is the date financial statements were available to be issued. With the exception of the matters discussed below, no subsequent event items were identified by the Company.

In August and September 2015, the Company sold 100,000 shares of its stock to three investors. The stock was issued for prices from $.60 to $1.00 per share, for an aggregate price of $78,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended July 31, 2015 with the Three Month Period Ended July 31, 2014.

The following table shows a comparison of the results of operations between the three month periods ended July 31, 2015 and July 31, 2014:

	Three Month		Three Month
	Period Ended		Period Ended
	July 31,	% of	July 31,	% of	Increase
	2015	Sales	2014	Sales	(Decrease)	% Change

REVENUE	$46,593	100.00%	195,035	100.00%	$(148,442)	-76.11%

OPERATING EXPENSES
Cost of sales	24,903	53.45%	123,782	63.47%	(98,879)	-79.88%
Selling, general and administrative expenses	224,426	481.67%	169,690	87.00%	54,736	32.26%

Loss from operations	(202,736)	-435.12%	(98,437)	-50.47%	(104,299)	105.96%

OTHER INCOME/(EXPENSE)
Miscellaneous income	5	0.01%	—	—	5	100.00%
Interest expense	(31,227)	-67.02%	(24,812)	-12.72%	(6,415)	25.85%

Net loss	$(233,958)	-502.13%	$(123,249)	-63.19%	$(110,709)	89.83%

Revenues for the quarter ended July 31, 2015 were $46,593 compared to revenues of $195,035 for the quarter ended July 31, 2014. The decrease is caused, primarily, by the fact that during the quarter ended July 31, 2014, a distributor of our House Wrap product purchased approximately $160,000 of the product. We are focusing most of our resources and efforts toward the development of a market for our House Wrap product line. During the three month period ended July 31, 2015 House Wrap sales totaled $43,389 in comparison with $174,388 during the three month period ended July 31, 2014. Our net loss for the three months ended July 31, 2015 was ($233,958).

Our selling, general and administrative expenses were $224,426 for the three months ended July 31, 2015 compared to $169,690 for the three months ended July 31, 2014.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Nine Month Period Ended July 31, 2015 with the Nine Month Period Ended July 31, 2014.

The following table shows a comparison of the results of operations between the nine month periods ended July 31, 2015 and July 31, 2014:

	Nine Month		Nine Month
	Period Ended		Period Ended
	July 31,	% of	July 31,	% of	Increase
	2015	Sales	2014	Sales	(Decrease)	% Change

REVENUE	$549,374	100.00%	$635,457	100.00%	$(86,083)	-13.55%

OPERATING EXPENSES
Cost of sales	277,817	50.57%	322,938	50.82%	(45,121)	-13.97%
Selling, general and administrative expenses	541,207	98.51%	515,252	81.08%	25,955	5.04%

Loss from operations	(269,650)	-49.08%	(202,733)	-31.90%	(66,917)	33.01%

OTHER INCOME/(EXPENSE)
Miscellaneous income	390	0.07%	—	—	390	100.00%
Interest expense	(70,736)	-12.88%	(88,485)	-13.93%	17,749	-20.06%

Net loss	$(339,996)	-61.89%	$(291,218)	-45.83%	$(48,778)	16.75%

Revenues for the nine month period ended July 31, 2015 were $549,374 compared to revenues of $635,457 for the nine month period ended July 31, 2014. The decrease in revenue was largely the result of the bulk purchase of our House wrap product during the quarter ended July 31, 2014. We are focusing most of our resources and efforts toward the development of a market for our House Wrap product line. During the nine month period ended July 31, 2015 House Wrap sales totaled $220,554 in comparison with $196,869 during the nine month period ended July 31, 2014. Our net loss for the nine months ended July 31, 2015 was $(339,996).

Our selling, general and administrative expenses were $541,207 for the nine months ended July 31, 2015 compared to $515,252 for the nine months ended July 31, 2014.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the quarter ended July 31, 2015, we funded our operations from revenues from sales and private sales of our securities.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our House Wrap product and to purchase equipment needed for the manufacture of the INSULTEX product. The Company has reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company intends to have the machine shipped to the United States where the Company will produce INSULTEX under its own brand name. The Company hopes to have the machine within the next two months and expects to be producing its own INSULTEX within the next six months. See Note 10 of the Notes to the Condensed Financial Statements.

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

During the three month period ended July 31, 2015, the Company sold its stock to eight investors. The stock was issued for prices from $.60 - $.75. A total of 760,000 shares of common stock were sold, resulting in proceeds of $522,500. In addition, the Company issued 55,000 shares to two individuals for services performed during May and June 2015. The shares were issued for prices from $.70 - $1.25 per share or an aggregate price of $45,000. Additionally during July 2015, an individual converted accrued interest of $92,000 into 122,667 shares of common stock. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended July 31, 2015, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the fourth quarter of 2014, the first and third quarters ended January 31, 2015 and July 31, 2015, respectively, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-K for the year ended October 31, 2014 or its Form 10-Q for the quarters ended January 31, 2015 or July 31, 2015 within the timeline established by the SEC and was required to seek an extension for filing the form. There were no reclassifications made during the third quarter of 2015.

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

Innovative Designs, Inc.
Registrant

Date: September 18, 2015	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr., Chief Executive Officer
and Chief Financial Officer

- 14 -