Form 10-K
period 2015-10-31
INNOVATIVE DESIGNS INC
filed 2016-01-28
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended October 31, 2015

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

Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $772,900.

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer based on the closing price of $0.87 on January 13, 2016, as reported by the OTCQB, was $14,382,955.

The number of shares of the issuer’s common stock outstanding, as of January 13, 2016, was 25,045,310.

Transitional Small Business Disclosure Format:    Yes ☐ No ☒

ITEM 1.	DESCRIPTION OF BUSINESS.

The Company was incorporated in the State of Delaware on June 25, 2002. We operate in two separate business segments, cold weather clothing and a house wrap for the building construction industry. Both of our segment lines use products made from INSULTEX, which is a low density foamed polyethylene with buoyancy, scent block, and thermal resistant properties. We have a license agreement directly with the owner of the INSULTEX Technology. In December, 2015, we took delivery of equipment capable of producing INSULTEX. We intend to use the equipment to produce our own INSULTEX for use in our house wrap product as well as sale of INSULTEX to others. We will continue to operate under the license agreement for the manufacture of INSULTEX used in our cold weather clothing.

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

Our apparel products containing INSULTEX are manufactured, under agreement, at a facility we currently utilize in Indonesia. We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes and (b) although we used the services of our Chief Executive Officer and Vice President of Sales and Marketing for these purposes, their efforts are part of their normal responsibilities. Our INSULTEX House Wrap product is manufactured in the United States through a third party manufacturer. This manufacturer will also produce the INSULTEX used in the House Wrap product.

For financial information regarding each segment, please see Note 9 of the Notes to Financial Statements appearing elsewhere in this Report.

The INSULTEX License and Manufacturing Agreement

Under the terms of the agreement between us and the Ketut Group, Ketut Group agrees to promptly deliver to Innovative Designs, Inc. within twenty-eight (28) days of receiving an order, all INSULTEX ordered by us. Under the terms of the agreement, we are required to pay a fixed amount per meter of INSULTEX. This fixed amount will not change under the agreement for a period of ten (10) years after the date of the agreement was signed, which was April 1, 2006. The agreement provides that after the ten (10) year period, the price of the INSULTEX shall be adjusted for a subsequent ten (10) year term, no more than twelve percent (12%) for the subsequent ten (10) year period. We order INSULTEX from time to time as needed and are not required to purchase any minimum amount of INSULTEX during the term of the agreement, and we are not required to make any minimum annual payment. However, should we place an order; any quantity ordered must be a minimum of 35,000 meters of INSULTEX. We are not required to pay any part of any sublicense fee that we receive from third party sub-licensees, and we are not required to pay any fees to the Ketut Group. This agreement will be in full legal force and effect for an initial term of ten (10) years from the date of its execution. We have the option to renew this agreement for up to three (3) successive terms of ten (10) years each by giving notice of our intention to so renew not less than ninety (90) days prior to the expiration of the then-current term. We purchased the equipment capable of producing INSULTEX from the Ketut Group.

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

Certain retailers buy directly from us. We have no verbal or written agreements with them. These retailers purchase our products strictly on a purchase order basis. During our last fiscal year, we sold our products to such retailers as Canadian Tire and Dick’s Sporting Goods. Some of our distributors during the last fiscal year were Triple S Pro Fishing Supplies and Fleece Corner. We also sell our cold weather products to various divisions of CSX railroad. We distribute our products to the following:

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

During our last fiscal year, four customers accounted for more than ten percent of our cold weather clothing products sales, Fleece Corner (16.1%) Pro Fishing Supplies (17.5%), Dick’s Sporting Goods (15%) and Canadian Tire Corporation (11.2%).

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

During our last fiscal year two customers accounted for more than ten percent of our total sales of our House Wrap product, A-Team Building Supplies, LLC (56.5%) and Home Depot (17.5%).

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

Develop Trade Show Booth

We use our own personnel to design and develop a portable display booth, and product materials to be used in sporting goods and outdoor apparel trade shows. During the last fiscal year we did not attend any trade shows. Since the close of the fiscal year we attended one trade show. Certain distributers of our House Wrap have started to attend trade shows.

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

The fulfillment process involved in completing wholesale orders for non-stocked Arctic Armor products and House Wrap product is described below:

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

In February of 2010, our Chief Executive Officer filed a patent application for a composite fabric material and apparel made therefrom. The patent has been granted. At the present time, the Company is using the technology at no cost on an oral basis. Our Chief Executive Officer intends to assign the patent application to the Company.

Our production costs are limited to the invoices we receive from our sub-manufacturer, PT Lidya and Natalia, on a per production basis and for our gloves from our supplier in the U.S and for our House Wrap product from the manufacturer.

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

We currently have a total of 5 employees, 3 of which are full time employees and 2 of which are part-time employees.

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

Some of our biggest competitors in the Arctic Armor™ line are:

•	Ice Clam Corporation
•	Vexilar
•	Mustang Survival
•	Frabill
•	Stryker

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

The Company currently has only one supplier of INSULTEX, the special material which is manufactured within the apparel of our cold weather products and our House Wrap product. Additionally, we have one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. Any delays in getting INSULTEX and/or our finished products will adversely affect our revenue stream. Once we have our own equipment operating we will be able to produce INSULTEX with our U.S. based manufacturer of House Wrap. We intend to use such INSULTEX for our House Wrap product

Our Indonesia based manufacturer, PT Lidya and Natalia, has sole discretion in the sourcing and ordering of materials for their production runs, the costs of which we reimburse PT Lidya and Natalia.

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

FY 2015	Low	High
Fourth Quarter	$0.90	1.28
Third Quarter	$1.10	1.44
Second Quarter	$1.26	1.86
First Quarter	$0.90	1.72

FY 2014	Low	High
Fourth Quarter	$1.34	2.02
Third Quarter	$0.42	1.68
Second Quarter	$0.23	0.54
First Quarter	$0.20	0.39

On January 19, 2016, the closing bid price was $0.87.

The source of the above data is www.otcmarkets.com.

Holders

As of January 13, 2016, we had 202 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding.

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

During the three month period ended October 31, 2015, the Company sold its stock to four investors. The stock was issued for prices ranging from $.60 - $.67 per share. A total of 168,000 shares of common stock were sold, resulting in proceeds of $102,500. In addition, the Company issued 42,000 shares to one individual for services performed during August 2015. The shares were issued at a price of $1.00 per share or an aggregate price of $42,000. We believe that Section 4(2) of the Securities Act of 1933, as amended was available because these transactions did not involve a public offering and there was no general solicitation or general advertising included in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

Background

Innovative Designs, Inc. (hereafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell cold weather clothing products called “Arctic Armor” that are, except for our headwear, made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We offer our House Wrap product line which is also made from INSULTEX. We obtain INSULTEX for our cold weather clothing products through a license agreement with the owner and manufacturer of the material. In December 2015, we took delivery of equipment capable of producing our own INSULTEX. We intend to use the INSULTEX from this equipment in the production of our House Wrap product and for the sale of INSULTEX to others.

Results of Operations

Comparison of the fiscal year ended October 31, 2015, with the fiscal year ended October 31, 2014.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2015 and October 31, 2014:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October 31,	% of	October 31,	% of	Increase
	2015	Sales	2014	Sales	(Decrease)	% Change

REVENUE	$772,900	100.00%	$771,184	100.00%	$1,716	0.22%

OPERATING EXPENSES
Cost of sales	371,715	48.09%	433,861	56.26%	(62,146)	-14.32%
Selling, general and administrative expenses	816,235	105.61%	646,932	83.89%	169,303	26.17%

Loss from operations	(415,050)	-53.70%	(309,609)	-40.15%	(105,441)	34.06%

OTHER INCOME/(EXPENSE)
Loss on sale of equipment	(3,363)	-0.44%	-	0.00%	(3,363)	0.00%
Other income	385	0.05%	-	0.00%	385	0.00%
Interest expense	(93,572)	-12.11%	(124,461)	-16.14%	30,889	-24.82%

Net loss	$(511,600)	-66.20%	$(434,070)	-56.29%	$(77,530)	17.86%

Common shares outstanding	24,371,310		22,438,043

Loss per common share	$(0.021)		$(0.019)

Fiscal years ended October 31, 2015 and 2014

Results of Operations

Revenues for the fiscal year ended October 31, 2015, were $772,900 compared to revenues of $771,184 for the comparable period ending October 31, 2014. House Wrap product revenue totaled $415,618 last year compared to $206,420 for Fiscal Year ended October 31, 2014. Approximately $6,600 of revenues was from our hunting apparel line. Nearly all of the remaining revenues were derived from our Arctic Armor product line which totaled $357,282 compared to revenues of $564,764 for the Fiscal Year ended October 31, 2014. The decrease in revenues is a result of increased completion and the fact that we also have focused more of our resources both financial and marketing toward our House Wrap product. Revenues are net of returns and discounts. We estimate that approximately sixty percent of our cold weather apparel products are sold to outdoor sportsmen, primarily those engaged in ice fishing.

Selling, general and administrative expense increased from $646,932 in fiscal year 2014, to $816,235 in fiscal year ending October 31, 2015. This increase reflects, in part, an increased cost of salaries of $41,948 and professional fees of $153,242.

Our cost of sales decreased from $433,861 as of October 31, 2014 to $371,715 as of October 31, 2015.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2015, we funded our operations from revenues from sales, private sales of our common stock and loans from our Chief Executive Officer and others. We will continue to fund our operations from these sources until we are able to produce sales sufficient to cover our cost structure or to secure commercial lending arrangements.

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to made after the first commercial production run of INSULTEX is completed. As of October 31, 2015, the Company has made payments of $420,000.

Short Term: We funded our operations with revenues from sales, private sales of our common stock and from loans from our Chief Executive Officer and others. During the fiscal year ended October 31, 2015, we borrowed approximately $69,130 from these sources. We could not access commercial lines of credit during our last fiscal year.

Our existing debt obligations consist of the following:

•	US SBA Loan. The amount was $280,100. This was a disaster loan assistance program. The date of the loan was July 12, 2005. The interest rate is 2.9% yearly. Payments are $1,186 per month for thirty years. The loan is guaranteed by our CEO and he and his spouse have pledged certain assets as collateral for the loan. The loan was modified on January 23, 2006. The new loan amount is $430,500. The monthly payments are $1,820 and the loan matures in July 2035. As the loan was for a specific disaster assistance program we cannot obtain any additional funds. As of October 31, 2015, $249,803 in principal plus accrued interest was still outstanding.

•	Note Payable $8,000 - Roberta Riccelli. Interest is at 10% for 120 days. The principal and interest was due on June 17, 2012, but was extended through a verbal agreement with no set maturity date. As of October 31, 2015, $5,000 in principal plus accrued interest was still outstanding.

•	Note Payable $50,000 - Joseph Riccelli, Sr. Interest is at 10% for 120 days. The principal and interest is due on demand on November 9, 2012, but was extended through a verbal agreement with no set maturity date. As of October 31, 2015, $45,000 in principal plus accrued interest was still outstanding.

•	Note Payable $20,000 - Corinthian Development. Interest is at 10%. The principal and interest of $22,000 was due May 15, 2013, but was extended through a verbal agreement with no set maturity date. As of October 31, 2015, $10,000 in principal plus accrued interest was still outstanding.

•	Note Payable $100,000 - Sol & Tina Waxman Family Foundation. Interest is at 10%. The principal and interest of $110,000 is due on demand on March 30, 2015. As of October 31, 2015, $50,000 in principal plus accrued interest was still outstanding.

•	Note Payable $90,000 - Joseph Riccelli, Sr. Interest is at 10% for 180 days. The principal and interest is due on demand on November 22, 2013, but was extended through a verbal agreement with no set maturity date. As of October 31, 2015, $90,000 in principal plus accrued interest was still outstanding.

•	Note Payable $55,000 - Joseph Riccelli, Sr. Interest is at 10% for 180 days. The principal and interest is due on demand on March 23, 2014, but was extended through a verbal agreement with no set maturity date. As of October 31, 2015, $55,000 in principal plus accrued interest was still outstanding.

•	Note Payable $50,000 - Joseph Riccelli, Sr. Interest is at 10% for 180 days. The principal and interest is due on demand on November 12, 2014, but was extended through a verbal agreement with no set maturity date. As of October 31, 2015, $50,000 in principal plus accrued interest was still outstanding.

•	Note Payable $69,130 - Riccelli Properties. Interest is at 10% for one year. The principal and interest due is on demand on February 26, 2016. As of October 31, 2015, $49,130 in principal plus accrued interest was still outstanding.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2015. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer/Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2015. In particular, our controls over financial reporting were not effective in the specific areas described in the paragraphs below.

As of October 31, 2015, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•	Policies and Procedures for the Financial Close and Reporting Process – Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having such policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

•	Representative with Financial Expertise – For the year ended October 31, 2015, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. All of our financial reporting is carried out by one individual and the use of an external accounting firm. This lack of accounting staff results in a lack of segregation of duties, timeliness in closing the books and records, delays in filing quarterly and annual financial information, numerous post-closing adjusting journal entries, and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2015 and 2014, or subsequent to October 31, 2015, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli, Sr.	66	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman	1 year
Dean P. Kolocouris	45	Director	1 year
Robert D. Monsour	65	Director	1 year
Daniel P. Rains	63	Director	1 year

Joseph Riccelli, Sr. has been our Chief Executive Officer and Chairman of the Board since our inception in June 2002. Mr. Riccelli was the owner of Pittsburgh Foreign and Domestic, a sole proprietor car dealership located in Glenshaw, Pennsylvania. He attended Point Park College located in Pittsburgh, Pennsylvania from 1971 to 1972.

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

Section 16(a) Beneficial Ownership Reporting Compliance

On December 23, 2015, we issued 15,000 shares of our Common Stock each to two Directors, Mr. Dean Kolocouris and Mr. Daniel Rains. This was a reportable event within two days under the federal securities laws by filing a Form 4 with the SEC. Mr. Rains filed his Form 4 on January 19, 2016. As of the date of this report, Mr. Kolocouris had not filed his Form 4.

Audit Committee

We do not have a separate standing Audit Committee. Therefore, our entire Board of Directors acts as the Audit Committee. The Board of Directors has determined that Mr. Dean Kolocouris is its financial expert. Mr. Kolocouris is a loan officer for a bank and has a degree in Finance.

Nominating and Compensation Committees

We do not have either a nominating committee or a compensation committee. The basis for the Board of Directors to not have a nominating committee is the fact that our principal stockholder who is also our CEO and Chairman of the Board controls approximately thirty-four percent of the voting stock. And the Company has never held an Annual Meeting of stockholders. New board members are recommended to the Board by the Chairman of the Board.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli, Sr.
CEO, Chairman	2015	$49,400	0	0	0	0	0	0	$49,400

Joseph Riccelli, Sr.
CEO, Chairman	2014	$65,639	0	0	0	0	0	0	$65,639

During 2015, we paid our Chief Executive Officer $49,400 in compensation.

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

Director Compensation

Name	Fees Paid or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dean P. Kolocouris	0	11,100	0	0	0	0	11,100

Robert D. Monsour	0	0	0	0	0	0	0

Daniel P. Rains	0	11,100	0	0	0	0	11,100

Joseph Riccelli, Sr.	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warranties and rights	Weighted-average exercise price of outstanding options, warranties and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	$0	$0.90	(1)	400,000

(1)	Weighted average price was based on market value of the shares on or about the date the service was performed. Market value of the price per share ranged from $1.90 to $0.76 per share over the period of time in which the various services were performed.

(2)	All stock that has been issued by the Company out of the equity compensation plan was for the exchange of professional services. No shares were sold for cash.

Use of Proceeds from Registered Securities

Not Applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership as of January 13, 2016 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli, Sr.		7,855,000	Direct	31.36%
	Chief Executive Officer
	Chairman of the Board	(1)	601,478	Indirect	2.40%
	of Directors
	142 Loire Valley Drive
	Pittsburgh, Pa 15209

Common Stock	Robert D. Monsour		-
	Director
	6131 Saltzburg Road
	Murrysville, PA 15668

Common Stock	Dean P. Kolocouris		67,000	Direct	*
	Director
	120 Timberglen Drive
	Imperial, Pa 15216

Common Stock	Daniel P. Rains		115,000	Direct	*
	2509 Wigham Road
	Aliquippa, PA 15001

All Directors and Executive Officers as a Group			8,638,478		34.49%

*	Represents less than one percent.

(1)	Represents 421,478 shares of common stock held in the Gino A. Riccelli Trust and 180,000 shares of common stock held in the Joseph A. Riccelli Trust. Both Trusts are for the sons of our Chief Financial Officer. Mr. Joseph Riccelli, Sr. is the trustee of both trusts.

By virtue of his stock ownership or control over our stock, Mr. Riccelli, Sr. may be deemed to “control” the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

In December 2015, we issued 15,000 shares of our Common Stock each to two Directors, Mr. Dean Kolocouris and Mr. Daniel Rains. The shares were issued for services. The shares were valued at $.74 per share for a total of $11,100 for each Director.

Our officers and directors have the following conflicts of interests:

•	We lease our warehouse space from the brother of our Chief Executive Officer. We pay $3,500 per month for a total of $42,000 per year.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2015 and 2014, our current auditors, Louis Plung & Company billed the Company $18,000 for professional services, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Revised Certificate of Incorporation****
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested]**
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Haas outdoors, Inc. and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005.***
10.7	Machinery Purchase Agreement
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the years ended October 31, 2011 and 2010, (ii) the Balance Sheets at October 31, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended October 31, 2011 and 2010 and (iv) the notes to the Financial Statements.

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008
***	Previously filed as exhibits to Form 10-K/A filed November 23, 2009
****	Previously filed as exhibits to Form 10-K filed February 12, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: January 26, 2016	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr.
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 26, 2016	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr.
Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, and Chairman
of the Board of Directors

Date: January 26, 2016	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: January 26, 2016	by:	*
Robert D. Monsour
Director

Date: January 26, 2016	by:	/s/ Daniel Rains
Daniel Rains
Director

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

October 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Innovative Designs, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying balance sheets of Innovative Designs, Inc. (a Delaware corporation) as of October 31, 2015 and 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the fiscal years then ended, and the related notes to the financial statements. Innovative Designs, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Designs, Inc. as of October 31, 2015 and 2014, and the results of its operations, and its cash flows for the fiscal years then ended, in accordance with accounting principles generally accepted in the United States of America.

/s/ Louis Plung & Company

Pittsburgh, Pennsylvania

January 26, 2016

INNOVATIVE DESIGNS, INC.

BALANCE SHEETS

October 31, 2015 and 2014

	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,151,904	$988,681
Accounts receivable	85,827	64,298
Other receivables	-	30,000
Inventory - net of obsolete inventory reserve of $40,000 and $46,000, respectively	924,054	889,560
Deposits on inventory	78,320	-
Prepaid expenses	7,619	2,881
Total current assets	2,247,724	1,975,420

PROPERTY AND EQUIPMENT - NET	51,200	56,189

OTHER ASSETS
Deferred financing costs, net of accumulated amortization of $2,000 and $990, respectively	-	1,010
Deposit on equipment	420,000	-
TOTAL OTHER ASSETS	420,000	1,010

TOTAL ASSETS	$2,718,924	$2,032,619

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$119,360	$87,933
Current portion of notes payable	14,657	59,407
Accrued interest expense	78,251	184,487
Due to stockholders	354,130	330,000
Accrued expenses	92,533	87,266
Total current liabilities	658,931	749,093

Long-term portion of notes payable	235,146	327,529

TOTAL LIABILITIES	894,077	1,076,622

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized as of October 31, 2015 and 2014, and 24,371,310 and 22,438,043 issued and outstanding as of October 31, 2015 and 2014, respectively	2,437	2,244
Additional paid-in capital	8,902,744	7,522,487
Accumulated deficit	(7,080,334)	(6,568,734)
Total stockholders' equity	1,824,847	955,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,718,924	$2,032,619

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS

For the Fiscal Years Ended October 31, 2015 and 2014

	2015	2014

REVENUES - NET OF RETURNS AND ALLOWANCES	$772,900	$771,184

OPERATING EXPENSES
Cost of sales	371,715	433,861
Selling, general and administrative expenses	816,235	646,932

LOSS FROM OPERATIONS	(415,050)	(309,609)

OTHER INCOME (EXPENSE)
Loss on sale of equipment	(3,363)	-
Misc. - Other Income	385	-
Interest expense	(93,572)	(124,461)

TOTAL OTHER INCOME (EXPENSE)	(96,550)	(124,461)

NET LOSS	$(511,600)	$(434,070)

PER SHARE INFORMATION
Basic

Net Loss Per Common Share	$(0.022)	$(0.021)

Weighted Average Number of Common Shares Outstanding	23,438,254	20,397,432

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Fiscal Years Ended October 31, 2015 and 2014

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2013	19,325,743	$1,935	$5,777,606	$(6,134,664)	$(355,123)

Shares issued for services	180,000	18	86,982	-	87,000

Shares issued for debt conversion	392,300	39	86,861	-	86,900

Sale of stock	2,540,000	252	1,571,038	-	1,571,290

Net loss	-	-	-	(434,070)	(434,070)

Balance at October 31, 2014	22,438,043	2,244	7,522,487	(6,568,734)	955,997

Shares issued for services	107,000	10	98,990	-	99,000

Shares issued for debt conversion	122,667	12	91,988	-	92,000

Sale of stock	1,703,600	171	1,189,279	-	1,189,450

Net loss	-	-	-	(511,600)	(511,600)

Balance at October 31, 2015	24,371,310	$2,437	$8,902,744	$(7,080,334)	$1,824,847

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended October 31, 2015 and 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(511,600)	$(434,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services and interest expense	99,000	96,400
Amortization	1,010	990
Depreciation	9,737	4,000
Increase in deferred financing	-	(2,000)
Provision for inventory reserves	(6,000)	(6,000)
Increase (decrease) from changes in:
Accounts receivable	(21,529)	26,285
Other receivables	30,000	(26,000)
Inventory	(28,494)	(226,079)
Deposits on inventory	(78,320)	30,846
Prepaid insurance	(4,738)	4,774
Accounts payable	31,427	4,750
Accrued expenses	5,267	83,847
Accrued interest expense	(14,236)	(55,634)

Net cash used in operating activities	(488,476)	(497,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,111)	(41,843)
Loss on sale of equipment	3,363	-
Deposits on equipment	(420,000)	-

Net cash used in investing activities	(424,748)	(41,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	1,189,450	1,571,290
Payments on stockholder advances	(45,000)	(84,000)
Proceeds from stockholder advances	69,130	50,000
Payments on notes payable	(137,133)	(158,488)
Proceeds from notes payable	-	80,000

Net cash provided by financing activities	1,076,447	1,458,802

Net increase in cash equivalents	163,223	919,068

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	988,681	69,613

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$1,151,904	$988,681

Supplemental disclosure of cash flow information:
Stock issuance for debt and interest conversion	$92,000	$86,900
Cash paid for interest	$107,808	$173,595

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Innovative Designs, Inc. (the “Company”), which was incorporated in the State of Delaware on June 25, 2002, markets cold weather recreational and industrial clothing products, as well as house wrap, which are made from INSULTEX, a low density foamed polyethylene, a material with buoyancy, scent block, and thermal resistant properties. Our clothing and housewrap is offered and sold by retailers, distributors, and companies throughout the United States and Canada.

We operate two reportable segments: Apparel and House Wrap. Our apparel segment offers a wide variety of extreme cold weather apparel and related items. Our House Wrap segment offers our Insultex House Wrap which has an R-value of 3 and an R-value of 6 and our own seam tape.

Basis of Accounting - The financial statements are prepared using the accrual basis of accounting in which revenues are recognized when earned and expenses are recognized when incurred.

Fiscal Year End - The Company’s fiscal year ends on October 31. The fiscal years ending October 31, 2015 and 2014 are referred to as 2015 and 2014, respectively, throughout the Company’s financial statements.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Revenue is derived from sales of the Company’s recreational products, such as Arctic Armor, and our house wrap line of products. Sales of these items are recognized when the items are shipped. The Company offers a 5 day return policy and no warranty on all of its products. All sales outside the United States are entered into using the U.S. dollar as its functional currency. During 2015 and 2014, the Company took back certain products from customers that accounted for $19,036 and $1,971, respectively in revenue. The Company was not required to accept these returns but made a business decision to do so.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of the Company’s debt instruments approximates their fair values as the interest is tied to or approximates market rates.

Estimated Uncollectable Accounts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2015 and 2014, accordingly, no allowance for doubtful accounts is provided.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Inventory - Inventory consists primarily of finished goods. Inventory is stated at the lower of cost or market on a first-in, first-out basis.

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. A reserve balance of approximately $40,000 and $46,000 was recorded as of October 31, 2015 and 2014, respectively. The reserve is evaluated on a quarterly basis and adjusted accordingly.

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

Deposits on Inventory - The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished purchase orders are received by the Company, the deposits associated with those purchase orders are transferred into inventory. As of October 31, 2015 the Company has $78,320 on deposit for the production of apparel.

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

Deposits on Equipment - On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to made after the first commercial production run of INSULTEX is completed. As of October 31, 2015, the Company has made payments of $420,000.

Impairment of Long-lived Assets - Management of the Company considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded in 2015 and 2014.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Concentration of Credit Risk - The Company maintains its cash and cash equivalents with a financial institution which management believes to be of high credit quality. Their accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 in coverage. The balances in these accounts may, at times, exceed the federally insured limits. The Company has not experienced any losses on the deposits and management believes the Company is not exposed to any significant credit risk related to these accounts. As of October 31, 2015 and 2014, the Company had $905,770 and $738,681 of uninsured cash balances, respectively.

Shipping and Handling - Shipping costs associated with acquiring inventories are charged to cost of goods sold when incurred. The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice and are included in revenue at the time the merchandise is shipped. The shipping and handling costs associated with customer orders was $38,727 and $29,568 as of October 31, 2015 and 2014, respectively.

Net Income Per Common Share - The Company calculates net income per share in accordance with ASC Topic 260 “Earnings per Share”. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. The Company only has common stock outstanding for 2015 and 2014. As a result, diluted earnings per share was not calculated.

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

The terms of the lesser shares of Common Stock will be identical to those of the currently outstanding shares of Common Stock. This amendment and the creation of lesser shares of authorized Common Stock will not alter the current number of issued shares. The relative rights and limitations of the shares of Common Stock remained unchanged under this amendment. Holders of Common Stock have no preemptive rights to purchase or subscribe for any unissued capital stock of the Company. This amendment did not alter this limitation.

Recent Accounting Standards Update - During the current year, various new Accounting Standards Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB). Management has determined, based on their review, the following ASUs issued during the current year will be applicable to the Company. Management will continue to monitor the issuance of updates throughout the year to determine if the update will have an impact on the Company’s financial statements and should it have an impact, the update will be disclosed in the notes to the financial statements.

In August, 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern,” which requires management to evaluate whether there are conditions or events, considered in the aggregate, the raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or the date the financial statements are available to be issued. ASU 2014-15 is effective for the annual period ending after December 15, 2016. Early adoption is permitted. Management has determined that the adoption of this guidance will not have any impact on the financial statements and notes hereto.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement – Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share”, which removed the requirement to categorize within the fair value hierarchy all investments measured at fair value using the net asset value per share. It also removes the requirement to make certain disclosures for all investments that are measured at fair value using the net asset value per share. ASU 2015-07 is effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, ASU 2015-7 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted and the ASU should be applied retrospectively to all periods presented. Management has determined that the adoption of this guidance will not have any impact on the financial statements and notes hereto.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In July 2015, the FASB issued ASU 2015-11, “Inventory – Simplifying the Measurement of Inventory”, which requires that an entity measure their inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. It should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Management has determined that the adoption of this guidance will not have any impact on the financial statements and notes thereto.

2.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2015	2014

Equipment	$70,830	$70,830
Furniture and fixtures	11,092	11,092
Leasehold improvements	4,806	4,806
Automobile	9,121	7,841
	95,849	94,569

Less accumulated depreciation	44,639	38,380

Property and equipment - net	$51,210	$56,189

Depreciation expense for the years ended October 31, 2015 and 2014 was $9,737 and $4,000, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

3. BORROWINGS

Borrowings at October 31, 2015 and 2014 consisted of the following:

	2015	2014

Due to Stockholders

Note Payable $8,000 - Roberta Riccelli, February 2012. Due June 17, 2012; interest is 10% for 120 days. Note was extended through a verbal agreement with no set maturity date.	5,000	5,000

Note Payable $50,000 - Joseph Riccelli, Sr., July 2012. Due January 9, 2013; interest is 10% for 120 days. Note was extended through a verbal agreement with no set maturity date.	45,000	50,000

Note Payable $20,000 - Corinthian Development, January 15, 2013. Due May 15, 2013; payable on demand; interest is 10%; Note was extended through a verbal agreement with no set maturity date.	10,000	20,000

Note Payable $100,000 - Sol & Tina Waxman Family Foundation, September 2014. Due March 31, 2015; payable on demand; interest is 10%. Note was extended through a verbal agreement with no set maturity date.	50,000	60,000

Note Payable $90,000 - Joseph Riccelli, Sr., May 2013. Due November 22, 2013; interest is 10% for 180 days. Note was extended through a verbal agreement with no set maturity date.	90,000	90,000

Note Payable $55,000 - Joseph Riccelli, Sr., September 2013. Due March 23, 2014; interest is 10% for 180 days. Note was extended through a verbal agreement with no set maturity date.	55,000	55,000

Note Payable $50,000 - Joseph Riccelli, Sr., May 2014. Due November 12, 2014; interest is 10% for 180 days. Note was extended through a verbal agreement with no set maturity date.	50,000	50,000

Note Payable $69,130 - Riccelli Properties, February 2015. Due February 26, 2016; interest is 10% annually.	49,130	-

Total Due to Stockholders	$354,130	$330,000

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2015	2014

Notes Payable

Note Payable - U.S. Small Business Administration. Due July 2035; payable in monthly installments of $1,820 including interest at 2.9% annum.	$249,803	$338,696

Note Payable $80,000 - OnDeck Capital, February 2014. 378 payments of $307 due on each business day; interest is 45% for 18 months.	-	48,240

Total Notes Payable	$249,803	$386,936

Total Borrowings	603,933	716,936

Less Due to Stockholders	354,130	330,000

Less Current Portion of Notes Payable	14,657	59,407

Total Long Term Portion of Notes Payable	$235,146	$327,529

Maturities of long-term debt are as follows:

Year Ending		Notes
October 31	Stockholders	Payable	Amount Due

2016	$354,130	$14,657	$368,787
2017	-	14,808	14,808
2018	-	15,243	15,243
2019	-	15,674	15,674
2020	-	16,151	16,151
Thereafter	-	173,270	173,270

Total	$354,130	$249,803	$603,933

NOTES PAYABLE

The Company has received various advances from our Chief Executive Officer, Joseph Riccelli, Sr., which have been used to fund operations.

In July 2005, the Company was approved for a low interest promissory note from the U.S. Small Business Administration in the amount of $280,100.In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, of $1,820 are due each month beginning February 13, 2006. The loan balance was $249,803 and $338,696 at October 31, 2015 and 2014, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

DUE TO STOCKHOLDERS

In February 2012, the Company entered into a note payable with Roberta Riccelli for $8,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance as of October 31, 2015 and 2014 was $5,000.

In July 2012, the Company entered into a note payable with its president, Joseph Riccelli, Sr., for $50,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance at October 31, 2015 and 2014 was $45,000 and $50,000, respectively.

In January 2013, the Company entered into a note payable with Corinthian Development for $20,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 4 months. This note was extended through a verbal agreement. The loan balance at October 31, 2015 and 2014 was $10,000 and $20,000, respectively.

In May 2013, the Company entered into a note payable with the Sol & Tina Waxman Family Foundation for $100,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% on December 31, 2013. The Company’s CEO has pledged 250,000 shares of his stock, as collateral. This note is also personally guaranteed by the Company’s CEO. This note was converted into a $60,000 note due March 31, 2015 after $40,000 in principal and $10,000 in interest was paid. The loan was extended through a verbal agreement. The loan balance at October 31, 2015 and 2014 was $50,000 and $60,000, respectively.

In May 2013, the Company entered into a note payable with its CEO, Joseph Riccelli, Sr., for $90,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 180 days. This note was extended through a verbal agreement. The loan balance at October 31, 2015 and 2014 was $90,000.

In September 2013, the Company entered into a note payable with its CEO, Joseph Riccelli, Sr., for $55,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 180 days. The loan balance at October 31, 2015 and 2014 was $55,000. The loan was extended through a verbal agreement.

In February 2014, the Company entered into a new loan agreement with OnDeck Capital for a note payable for $80,000. The note has 378 payments of $307, due on each business day, including interest at 45% for 18 months. The balance as of October 31, 2014 was $48,240, and was paid in full during 2015.

In May 2014, the Company entered into a note payable with its CEO, Joseph Riccelli, Sr., for $50,000. The loan is used to fund operations of the Company. The loan is due on demand, including interest at 10% for 180 days. This note was extended through a verbal agreement. The loan balance as of October 31, 2015 and 2014 is $50,000.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

During February 2015, the Company entered into a note payable agreement with Riccelli Properties, which is wholly owned and operated by the Company’s Chief Executive Officer, Joseph Riccelli, Sr., in the amount of $69,130. This amount reflects payments made by Riccelli Properties on other debt obligations of the Company with proceeds of the sale of real estate. The note has a term of one year and an interest rate of 10%. The loan balance as of October 31, 2015 was $49,130.

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

Revenues from one customer were approximately 20% of the Company’s revenues for the fiscal year ended October 31, 2015. Revenues from three customers were approximately 43% of the Company’s revenues for the fiscal year ended October 31, 2014.

Accounts receivable from four customers were approximately 75% of the Company’s accounts receivable as of October 31, 2015. Two customers accounted for approximately 52% of the Company’s accounts receivable as of October 31, 2014.

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

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2015	2014

Net operating loss carryforward	$1,498,000	$986,000
Depreciation	-	-
Net deferred tax assets before valuation allowance	1,498,000	986,000
Less: Valuation allowance	(1,498,000)	(986,000)

Net deferred tax assets	$-	$-

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of October 31, 2015 and 2014, respectively.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2015	2014

Federal statutory rate	34%	34%
Effect of net operating losses	(34)%	(34)%

Effective income tax rate	-	-

The Company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

7.	COMMITMENTS

The Company currently maintains two locations which are leased pursuant to oral agreements on a month-to-month basis. The Company leases offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli, Sr., for $700 per month. This lease expired in April 2015 and was not renewed. The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of our Chief Executive Officer, for $3,500 per month. For the years ended October 31, 2015 and 2014, rent expense totaled $46,200 and $50,650, respectively.

8.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$286,789	$216,377	$46,598	$223,136	$772,900

Income/(loss) from operations	2,146	66,529	269,260	(752,985)	(415,050)

Net income (loss)	$(15,590)	$(90,448)	$(233,958)	$(171,604)	$(511,600)

Weighted average shares outstanding	22,640,706	23,108,564	23,723,118	$24,257,093	23,438,254

Basic income/(loss) per share	(0.001)	(0.004)	(0.010)	(0.007)	(0.022)

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$373,752	$66,670	$5,035	$325,727	$771,184

Income/(loss) from operations	62,964	(167,260)	(98,437)	(106,876)	(309,609)

Net income (loss)	$34,694	$(202,663)	$(123,249)	$(142,852)	$(434,070)

Weighted average shares outstanding	19,440,281	19,776,232	20,444,578	21,908,380	20,397,432

Basic income/(loss) per share	0.002	(0.010)	(0.006)	(0.007)	(0.021)

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

9.	SEGMENT INFORMATION

We have organized our operations into two segments as discussed in Note 1 to the financial statements. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the fiscal years ending October 31, 2014 and 2013:

	2015	2014

Revenues:
Apparel	$357,282	$564,764
Housewrap	415,618	206,420
Total Revenues	$772,900	$771,184

Assets:
Apparel	$2,193,494	$1,736,681
Housewrap	525,430	295,938
Total	$2,718,924	$2,032,619

Capital Expenditures:
Apparel	$8,111	$-
Housewrap	420,000	41,843
Total	$428,111	$41,843

Depreciation:
Apparel	$1,941	$1,813
Housewrap	7,796	2,187
Total	$9,737	$4,000

10.	COMMON STOCK

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

During the three month period ended October 31, 2015, the Company sold its stock to four investors. The stock was issued for prices ranging from $.60-$.67 per share. A total of 168,000 shares of common stock were sold, resulting in proceeds of $102,500. In addition, the Company issued 42,000 shares to one individual for services performed during August 2015. The shares were issued at a price of $1.00 per share or an aggregate price of $42,000. We believe that Section 4(2) of the Securities Act of 1933, as amended was available because these transactions did not involve a public offering and there was no general solicitation or general advertising included in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

11.	RELATED PARTY TRANSACTIONS

The Company has entered into various debt agreements with related parties. These agreements are classified as shareholder loans within Note 3 to the financial statements.

The Company has entered into 2 verbal lease agreements as further discussed in Note 7 to the financial statements.

12.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through January 26, 2016, the date these financial statements were available to be issued. During such evaluation the following subsequent event was identified as discussed below:

The Company sold 579,000 shares of stock, at between $0.50 and $0.60 per share, for $314,830, to seven investors from November 1, 2014 through January 7, 2016.

The Company issued 15,000 shares of stock to two directors at $0.74 per share, totaling 30,000 shares issued, for services performed. The stock was issued December 17, 2015.

The machinery and equipment purchased from Ketut Jaya as described in Note 1, has arrived in the United States.

Page Intentionally Left Blank