Form 10-Q
period 2016-01-31
INNOVATIVE DESIGNS INC
filed 2016-03-14
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2016

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

As of March 11, 2016, there were 25,040,310 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:    YES  ☐      NO  ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2016

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

January 31, 2016 (Unaudited) and October 31, 2015

	2016	2015

ASSETS

CURRENT ASSETS
Cash	$1,100,949	$1,151,904
Accounts receivable	123,258	85,827
Inventory - net of obsolete inventory reserve of $40,000	1,011,665	924,054
Inventory on consignment	8,977	-
Deposits on inventory	-	78,320
Prepaid expenses	1,365	7,619
Total current assets	2,246,214	2,247,724

PROPERTY AND EQUIPMENT - NET	127,287	51,200

OTHER ASSETS
Deposits on equipment	567,000	420,000

TOTAL ASSETS	$2,940,501	$2,718,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$118,887	$119,360
Current portion of notes payable	15,467	14,657
Accrued interest expense	37,254	78,251
Due to shareholders	320,901	354,130
Accrued expenses	165,184	92,533
Total current liabilities	657,693	658,931

Long-term portion of notes payable	224,143	235,146

TOTAL LIABILITIES	881,836	894,077

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 25,040,310 and 24,371,310 issued and outstanding as of January 31, 2016 and October 31, 2015	2,504	2,437
Additional paid-in capital	9,269,707	8,902,744
Accumulated deficit	(7,213,546)	(7,080,334)
Total stockholders' equity	2,058,665	1,824,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,940,501	$2,718,924

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three Month Periods Ended January 31, 2016 and 2015 (Unaudited)

	Three Month Periods Ended January 31,
	2016	2015

REVENUES - NET	$227,886	$286,404

OPERATING EXPENSES:
Cost of sales	98,754	132,736
Selling, general and administrative expenses	243,864	151,907
	342,618	284,643

(LOSS) INCOME FROM OPERATIONS	(114,732)	1,761

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	385
Interest expense	(18,480)	(17,736)
Total other expense	(18,480)	(17,351)

NET LOSS	$(133,212)	$(15,590)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.005)	$(0.001)

Weighted Average Number of Common Shares Outstanding	24,614,082	22,640,706

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

January 31, 2016 (Unaudited) and October 31, 2015

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2014	22,438,043	$2,244	$7,522,487	$(6,568,734)	$955,997

Shares issued for services	107,000	10	98,990	-	99,000

Shares issued for debt conversion	122,667	12	91,988	-	92,000

Sale of stock	1,703,600	171	1,189,279	-	1,189,450

Net loss	-	-	-	(511,600)	(511,600)

Balance at October 31, 2015	24,371,310	2,437	8,902,744	(7,080,334)	1,824,847

Shares issued for services	90,000	9	52,191	-	52,200

Sale of stock	579,000	58	314,772	-	314,830

Net loss	-	-	-	(133,212)	(133,212)

Balance at January 31, 2016	25,040,310	$2,504	$9,269,707	$(7,213,546)	$2,058,665

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Three Month Periods Ended January 31, 2016 and 2015 (Unaudited)

	Three Month Periods Ended
	January 31, 2016	January 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,212)	$(15,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	52,200	-
Amortization	-	312
Depreciation	2,212	2,446
Increase (decrease) from changes in:
Accounts receivable	(37,431)	(71,614)
Other receivable	-	30,000
Inventory	(96,588)	(90,635)
Deposits on inventory	78,320	-
Prepaid expenses	6,254	1,564
Accounts payable	(473)	(51,100)
Accrued expenses	72,651	147,776
Accrued interest expense	(40,997)	11,530
Net cash used in operating activities	(97,064)	(35,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(78,299)
Deposits on equipment	(147,000)	-

Net cash used in investing activities	(225,299)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	314,830	203,750
Payments on shareholder advances	(33,229)	(30,000)
Payments on notes payable	(10,193)	(20,207)

Net cash provided by financing activities	271,408	153,543

Net (decrease) increase in cash	(50,955)	118,232

CASH, BEGINNING OF YEAR	1,151,904	988,681

CASH, END OF THE PERIOD	$1,100,949	$1,106,913

Supplemental disclosure of cash flow information:
Cash paid for interest	$59,477	$6,206

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2016 and 2015 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of January 31, 2016, the changes therein for the three month period then ended and the results of operations for the three month periods ended January 31, 2016 and 2015.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2015. The results of operations for the three month periods ended January 31, 2016 and 2015 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased finished goods, which includes apparel, INSULTEX and House Wrap. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at January 31, 2016 and October 31, 2015 of $40,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

Three Month Periods Ended January 31, 2016 and 2015 (Unaudited)

NOTE 6.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs billed back to customer orders was approximately $9,300 and $9,700 for the three month periods ended January 31, 2016 and 2015, respectively. These amounts are included in both revenue and selling, general and administrative expenses.

NOTE 7.	COMMON STOCK

During the three month period ended January 31, 2016, the Company sold its stock to seven investors. The stock was issued for prices from $0.54 - $0.60 per share. A total of 579,000 shares of common stock were sold, resulting in proceeds of $314,830. In addition, the Company issued 90,000 shares to three individuals for services performed during the period. The shares issued were valued at $0.50 - $0.73 per share or an aggregate price of $52,200. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

NOTE 8.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to made after the first commercial production run of INSULTEX is completed. As of January 31, 2016, the Company has made payments totalling $550,000. Additionally, the Company has incurred $17,000 of additional expenses related to shipping.

NOTE 9.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2016 and 2015 (Unaudited)

The following tables present our business segment information for the three month periods ended January 31, 2016 and 2015:

	2016	2015

Revenues:
Apparel	$173,011	$278,799
Housewrap	54,875	7,605
Total Revenues	$227,886	$286,404

Assets:
Apparel	$1,690,387	$1,635,341
Housewrap	1,250,114	643,437
Total	$2,940,501	$2,278,778

Capital Expenditures:
Housewrap	$199,332	$-
Total	$199,332	$-

Depreciation:
Apparel	$247	$481
Housewrap	1,965	1,965
Total	$2,212	$2,446

NOTE 10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through March 11, 2016, which is the date financial statements were available to be issued. No subsequent event items were identified by the Company.

INNOVATIVE DESIGNS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended January 31, 2016 with the Three Month Period Ended January 31, 2015.

The following table shows a comparison of the results of operations between the three month periods ended January 31, 2016 and January 31, 2015:

	Three Month		Three Month
	Period Ended		Period Ended
	January 31	% of	January 31	% of	Increase
	2016	Sales	2015	Sales	(Decrease)	% Change

REVENUE	$227,886	100.00%	$286,404	100.00%	$(58,518)	-20.43%

OPERATING EXPENSES
Cost of sales	98,754	43.33%	132,736	46.35%	(33,982)	-25.60%
Selling, general and administrative expenses	243,864	107.01%	151,907	53.04%	91,957	60.54%

(Loss) Income from operations	(114,732)	-50.35%	1,761	0.61%	(116,493)	-6615.16%

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	0.00%	385	-	(385)	-100.00%
Interest expense	(18,480)	-8.11%	(17,736)	-6.19%	(744)	4.19%

Net loss	$(133,212)	-58.46%	$(15,590)	-5.44%	$(117,622)	754.47%

Revenues for the quarter ended January 31, 2016 were $227,886 compared to revenues of $286,404 for the quarter ended January 31, 2015. The decrease is caused, primarily, by the decrease in our apparel sales from $278,799 for the three months ended January 31, 2015, to $173,011 for the three month period ended January 31, 2016. We attribute the decrease to the mild winter in our primary selling markets. We continue to focus most of our resources and efforts toward the development of a market for our House Wrap product line. During the three month period ended January 31, 2016 House Wrap sales totaled $54,875 in comparison with $7,605 during the three month period ended January 31, 2015. Our net loss for the three months ended January 31, 2016 was ($133,212).

Our selling, general and administrative expenses were $243,864 for the three months ended January 31, 2016 compared to $151,907 for the three months ended January 31, 2015. The increase is primarily on account of the increase in professional fees from $14,217, for the three months ended January 31, 2015, to $111,871, for the three month period ended January 31, 2016.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the quarter ended January 31, 2016, we funded our operations from revenues from sales and private sales of our securities.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our House Wrap product and to purchase equipment needed for the manufacture of the INSULTEX product. The Company has reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company took delivery of the equipment in December 2015. The Company is currently in the process of having the delivery site prepared for the installation of the equipment. The Company will produce INSULTEX under its own brand name. The Company hopes to have the machine assembled and fully installed and capable of producing INSULTEX by the end of May. See Note 8 of the Notes to the Condensed Financial Statements.

Long Term: The Company will continue to fund its operations from revenues, borrowings from private parties and the possible sale of our securities. Should we not be able to rely on the private sources for borrowing and /or increased sales, our operations would be severely affected as we would not be able to fund our purchase orders to our suppliers for finished goods and our efforts to produce our own INSULTEX would be delayed.

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended January 31, 2016, the Company sold its stock to seven investors. The stock was issued for prices from $0.54 - $0.60 per share. A total of 579,000 shares of common stock were sold, resulting in proceeds of $314,830. In addition, the Company issued 90,000 shares to three individuals for services performed during the period. The shares issued were valued at $0.50 - $0.73 per share or an aggregate price of $52,200. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended January 31, 2016, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the third quarter of 2015, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended July 31, 2015 within the timeline established by the SEC and was required to seek an extension for filing the form. There were no reclassifications made during the first quarter of 2015.

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

Innovative Designs, Inc.
Registrant

Date: March 11, 2016	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr., Chief Executive Officer
and Chief Financial Officer