Form 10-Q/A
period 2016-01-31
INNOVATIVE DESIGNS INC
filed 2016-03-14
CIK 1190370

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

Explanatory Note

This Amendment to the Quarterly Report on Form 10-Q/A is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed.

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