Form 10-Q
period 2016-04-30
INNOVATIVE DESIGNS INC
filed 2016-06-17
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2016

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

As of June 17, 2016, there were 25,340,310 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:      YES     ☐     NO     ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2016

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

April 30, 2016 (Unaudited) and October 31, 2015

	2016	2015
ASSETS
CURRENT ASSETS
Cash	$969,415	$1,151,904
Accounts receivable	101,757	85,827
Inventory - net of obsolete inventory reserve of $40,000	1,008,165	924,054
Inventory on consignment	1,625	-
Deposits on inventory	-	78,320
Prepaid expenses	17,804	7,619
Total current assets	2,098,766	2,247,724

PROPERTY AND EQUIPMENT - NET	155,894	51,200

OTHER ASSETS
Deposits on equipment	587,000	420,000

TOTAL ASSETS	$2,841,660	$2,718,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$84,911	$119,360
Current portion of notes payable	15,467	14,657
Accrued interest expense	48,413	78,251
Due to shareholders	244,500	354,130
Accrued expenses	150,828	92,533
Total current liabilities	544,119	658,931

Long-term portion of notes payable	213,411	235,146

TOTAL LIABILITIES	757,530	894,077

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 25,340,310 and 24,371,310 issued and outstanding as of April 30, 2016 and October 31, 2015	2,534	2,437
Additional paid-in capital	9,440,677	8,902,744
Accumulated deficit	(7,359,081)	(7,080,334)
Total stockholders' equity	2,084,130	1,824,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,841,660	$2,718,924

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Six Month Periods Ended April 30, 2016 and 2015 (Unaudited)

	Three Month Periods Ended April 30,		Six Month Periods Ended April 30,
	2016	2015	2016	2015

REVENUES - NET	$110,278	$216,377	$338,164	$502,781

OPERATING EXPENSES:
Cost of sales	84,197	120,178	182,951	252,914
Selling, general and administrative expenses	152,090	164,874	395,954	316,781
	236,287	285,052	578,905	569,695

LOSS FROM OPERATIONS	(126,009)	(68,675)	(240,741)	(66,914)

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	-	-	385
Interest expense	(19,526)	(21,773)	(38,006)	(39,509)
Total other expense	(19,526)	(21,773)	(38,006)	(39,124)

NET LOSS	$(145,535)	$(90,448)	$(278,747)	$(106,038)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.006)	$(0.004)	$(0.011)	$(0.005)

Weighted Average Number of Common Shares Outstanding	25,185,643	23,108,564	24,896,722	22,870,758

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

April 30, 2016 (Unaudited) and October 31, 2015

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2014	22,438,043	$2,244	$7,522,487	$(6,568,734)	$955,997

Shares issued for services	107,000	10	98,990	-	99,000

Shares issued for debt conversion	122,667	12	91,988	-	92,000

Sale of stock	1,703,600	171	1,189,279	-	1,189,450

Net loss	-	-	-	(511,600)	(511,600)

Balance at October 31, 2015	24,371,310	2,437	8,902,744	(7,080,334)	1,824,847

Shares issued for services	120,000	12	76,188	-	76,200

Sale of stock	849,000	85	461,745	-	461,830

Net loss	-	-	-	(278,747)	(278,747)

Balance at April 30, 2016	25,340,310	$2,534	$9,440,677	$(7,359,081)	$2,084,130

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Six Month Periods Ended April 30, 2016 and 2015 (Unaudited)

	For the Six Month Periods Ended
	April 30, 2016	April 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,747)	$(106,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	52,200	12,000
Amortization	-	656
Depreciation	7,605	4,811
Increase (decrease) from changes in:
Accounts receivable	(15,930)	16,522
Other receivable	-	30,000
Inventory	(84,111)	15,527
Inventory on consignment	(1,625)
Deposits on inventory	78,320	-
Prepaid expenses	(10,185)	(8,106)
Accounts payable	(34,449)	(56,356)
Accrued interest	(29,838)	21,867
Accrued expenses	58,295	61,646
Net cash used in operating activities	(258,465)	(7,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits on equipment	(167,000)	-
Capital expenditures	(88,299)	-
Net cash used in investing activities	(255,299)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	461,830	564,450
Payments on shareholder advances	(109,630)	(50,000)
Proceeds from shareholder advances	-	69,130
Payments on notes payable	(20,925)	(110,118)
Net cash provided by financing activities	331,275	473,462

Net (decrease) increase in cash	(182,489)	465,991

CASH, BEGINNING OF YEAR	1,151,904	988,681

CASH, END OF THE PERIOD	$969,415	$1,454,672

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,844	$17,642
Supplemental schedule of noncash financing activies:
Stock issued for services related to fixed asset additions	$24,000	$-

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Six Month Periods Ended April 30, 2016 and 2015 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of April 30, 2016, the changes therein for the three and six month periods then ended and the results of operations for the three and six month periods ended April 30, 2016 and 2015.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2015. The results of operations for the three and six month periods ended April 30, 2016 and 2015 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased finished goods. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at April 30, 2016 and October 31, 2015 of $40,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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
Six Month Periods Ended April 30, 2016 and 2015 (Unaudited)

NOTE 6.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs billed back to customer orders was approximately $17,000 and $10,000 for the six month periods ended April 30, 2016 and 2015, respectively. These amounts are included in both revenue and selling, general and administrative expenses.

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

During the three month period ended April 30, 2016, the Company sold its stock to three investors. The stock was issued for prices from $0.52-$0.55 per share. A total of 270,000 shares of common stock were sold, resulting in proceeds of $147,000. In addition, the Company issued 30,000 shares for services performed during March 2016. The shares were issued at $0.80 per share or an aggregate price of $24,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

NOTE 8.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to made after the first commercial production run of INSULTEX is completed. As of April 30, 2016, the Company has made payments of $570,000. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
Six Month Periods Ended April 30, 2016 and 2015 (Unaudited)

NOTE 9.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the six month periods ended April 30, 2016 and 2015:

	2016	2015

Revenues:
Apparel	$193,201	$325,616
Housewrap	144,963	177,165
Total Revenues	$338,164	$502,781

Assets:
Apparel	$1,970,346	$2,084,565
Housewrap	871,314	354,635
Total	$2,841,660	$2,439,200

Capital Expenditures:
Housewrap	$112,299	$-
Total	$112,299	$-

Depreciation:
Apparel	$921	$945
Housewrap	6,684	3,866
Total	$7,605	$4,811

NOTE 10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through June 17, 2016, which is the date financial statements were available to be issued. No subsequent event items were identified except the item discussed below by the Company.

On May 24, 2016, the Company was informed by staff of the Federal Trade Commission that a non-public investigation concerning the R value of the Company’s INSULTEX House Wrap products was complete. The Company is commencing discussion with the staff of the Federal Trade Commission regarding potential resolution to these matters.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended April 30, 2016 with the Three Month Period Ended April 30, 2015.

The following table shows a comparison of the results of operations between the three month periods ended April 30, 2016 and April 30, 2015:

	Three Month		Three Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2016	Sales	2015	Sales	(Decrease)	% Change

REVENUE	$110,278	100.00%	$216,377	100.00%	$(106,099)	-49.03%

OPERATING EXPENSES
Cost of sales	84,197	76.35%	120,178	55.54%	(35,981)	-29.94%
Selling, general and administrative expenses	152,090	137.92%	164,874	76.20%	(12,784)	-7.75%

Loss from operations	(126,009)	-114.26%	(68,675)	-31.74%	(57,334)	83.49%

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	0.00%	-	-	-	#DIV/0!
Interest expense	(19,526)	-17.71%	(21,773)	-10.06%	2,247	-10.32%

Net loss	$(145,535)	-131.97%	$(90,448)	-41.80%	$(55,087)	60.90%

Revenues for the quarter ended April 30, 2016 were $110,278 compared to revenues of $216,377 for the quarter ended April 30, 2015. The decrease is caused, primarily, by the decrease in our apparel sales which we believe was caused by the warm temperatures experienced in our target markets and a decrease in our housewrap sales. See Note 9 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three month period ended April 30, 2016 was ($145,535).

Our selling, general and administrative expenses were $152,090 for the three months ended April 30, 2016 compared to $164,874 for the three month period ended April 30, 2015. The decrease was a result, in part, by lower professional fees. We expect our professional fees to increase in the current period ending July 31, 2016.

INNOVATIVE DESIGNS, INC.

Comparison of the Six Month Period Ended April 30, 2016 with the Six Month Period ended April 30, 2015.

The following table shows a comparison of the results of operations between the six month periods ended April 30, 2016 and April 30, 2015:

	Six Month		Six Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2016	Sales	2015	Sales	(Decrease)	% Change

REVENUE	$338,164	100.00%	$502,781	100.00%	$(164,617)	-32.74%

OPERATING EXPENSES
Cost of sales	182,951	54.10%	252,914	50.30%	(69,963)	-27.66%
Selling, general and administrative expenses	395,954	117.09%	316,781	63.01%	79,173	24.99%

(Loss) Income from operations	(240,741)	-71.19%	(66,914)	-13.31%	(173,827)	259.78%

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	0.00%	385	0.08%	(385)	-100.00%
Interest expense	(38,006)	-11.24%	(39,509)	-7.86%	1,503	-3.80%

Net loss	$(278,747)	-82.43%	$(106,038)	-21.09%	$(172,709)	162.87%

Revenues for the period ended April 30, 2016 were $338,164 compared to revenues of $502,781 for the period ended April 30, 2015. The decrease in revenue was largely the result of decreased sales of our apparel product line caused by the warmer temperatures in our target market areas. During the six month period ended April 30, 2016 apparel sales totaled $332,267 in comparison with $194,340 during the six month period ended April 30, 2015. We continue focusing most of our resources and efforts toward the development of a market for our House Wrap product line including the purchase of a machine capable of producing INSULTEX. We are currently engaged in the permitting process necessary to begin the installation and domestic production of our INSULTEX material. During the six month period ended April 30, 2016 House Wrap sales totaled $171,260 in comparison with $177,165 during the six month period ended April 30, 2015. Our net loss for the six months ended April 30, 2016 was $(278,747).

Our selling, general and administrative expenses were $395,954 for the six months ended April 30, 2016 compared to $316,781 for the six month period ended April 30, 2015. The increase is largely attributable to an increase in professional fees for the current period.

Liquidity and Capital Resources

During the quarter ended April 30, 2016, we funded our operations from revenues from sales and private sales of our securities.

INNOVATIVE DESIGNS, INC.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our House Wrap product and to purchase equipment needed for the manufacture of the INSULTEX product. The Company has reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company took delivery of the equipment in December 2015. The Company is currently in the process of having the delivery site prepared for the installation of the equipment. The Company has incurred $145,299 of additional expenses related to shipping. The Company will produce INSULTEX under its own brand name. See Note 8 of the Notes to the Condensed Financial Statements.

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

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is engaged in a matter with the Federal Trade Commission. A Form 8-K filed June 2, 2016, describing the matter is incorporated herein by reference.

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

During the three month period ended April 30, 2016, the Company sold its stock to four investors. The stock was issued for prices from $0.52-$0.80 per share. A total of 300,000 shares of common stock were sold, resulting in proceeds of $171,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended April 30, 2016, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the second quarter of 2016, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended April 30, 2016 within the timeline established by the SEC and was required to seek an extension for filing the form. There were no reclassifications made during the first or second quarter of 2016.

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

INNOVATIVE DESIGNS, INC.

ITEM 6.	EXHIBITS

*3.1	Revised Certificate of Incorporation

**3.2	By-Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s Form 10-K filed February 12, 2015

**	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

99***	Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 2, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: June 17, 2016	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr., Chief Executive Officer
and Chief Financial Officer