Form 10-Q
period 2016-07-31
INNOVATIVE DESIGNS INC
filed 2016-09-20
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2016

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

As of September 19, 2016, there were 25,370,310 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:          YES  ☐        NO  ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2016

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

July 31, 2016 (Unaudited) and October 31, 2015

	2016	2015
ASSETS
CURRENT ASSETS
Cash	$798,368	$1,151,904
Accounts receivable	57,814	85,827
Inventory - net of obsolete inventory reserve of $40,000	977,767	924,054
Inventory on consignment	1,625	-
Deposits on inventory	-	78,320
Prepaid expenses	12,644	7,619
Total current assets	1,848,218	2,247,724

PROPERTY AND EQUIPMENT - NET	149,115	51,200

OTHER ASSETS
Advance to employee	4,000	-
Deposits on equipment	607,000	420,000

TOTAL ASSETS	$2,608,333	$2,718,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$93,850	$119,360
Current portion of notes payable	15,467	14,657
Accrued interest expense	58,233	78,251
Due to shareholders	174,500	354,130
Accrued expenses	97,155	92,533
Total current liabilities	439,205	658,931

Long-term portion of notes payable	201,454	235,146

TOTAL LIABILITIES	640,659	894,077

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 25,340,310 and 24,371,310 issued and outstanding as of July 31, 2016 and October 31, 2015	2,534	2,437
Additional paid-in capital	9,440,677	8,902,744
Accumulated deficit	(7,475,537)	(7,080,334)
Total stockholders' equity	1,967,674	1,824,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,608,333	$2,718,924

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Month Periods Ended July 31, 2016 and 2015 (Unaudited)

	Three Month Periods Ended July 31,		Nine Month Periods Ended July 31,
	2016	2015	2016	2015

REVENUES - NET	$159,643	$46,593	$497,807	$549,374

OPERATING EXPENSES:
Cost of sales	75,944	24,903	258,895	277,817
Selling, general and administrative expenses	184,999	224,426	580,953	541,207
	260,943	249,329	839,848	819,024

LOSS FROM OPERATIONS	(101,300)	(202,736)	(342,041)	(269,650)

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	-	-	390
Interest expense	(15,156)	(31,227)	(53,162)	(70,736)
Total other expense	(15,156)	(31,227)	(53,162)	(70,346)

NET LOSS	$(116,456)	$(233,963)	$(395,203)	$(339,996)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.005)	$(0.010)	$(0.016)	$(0.015)

Weighted Average Number of Common Shares Outstanding	25,340,310	23,708,444	25,045,664	23,153,055

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

July 31, 2016 (Unaudited) and October 31, 2015

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2014	22,438,043	$2,244	$7,522,487	$(6,568,734)	$955,997

Shares issued for services	107,000	10	98,990	-	99,000

Shares issued for debt conversion	122,667	12	91,988	-	92,000

Sale of stock	1,703,600	171	1,189,279	-	1,189,450

Net loss	-	-	-	(511,600)	(511,600)

Balance at October 31, 2015	24,371,310	2,437	8,902,744	(7,080,334)	1,824,847

Shares issued for services related to fixed asset additions	30,000	3	23,997	-	24,000

Shares issued for services	90,000	9	52,191	-	52,200

Sale of stock	849,000	85	461,745	-	461,830

Net loss	-	-	-	(395,203)	(395,203)

Balance at July 31, 2016	25,340,310	$2,534	$9,440,677	$(7,475,537)	$1,967,674

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Month Periods Ended July 31, 2016 and 2015 (Unaudited)

	For the Nine Month Periods Ended
	July 31, 2016	July 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(395,203)	$(339,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	52,200	57,000
Amortization	-	999
Depreciation	14,384	7,226
Increase (decrease) from changes in:
Accounts receivable	28,013	29,116
Other receivable	-	30,000
Inventory	(53,713)	(39,992)
Inventory on consignment	(1,625)	-
Deposits on inventory	78,320	-
Prepaid expenses	(5,025)	(4,922)
Advance to employee	(4,000)	-
Accounts payable	(25,510)	(32,308)
Accrued interest expense	(20,018)	43,664
Accrued expenses	4,622	9,088
Net cash used in operating activities	(327,555)	(240,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits on equipment	(187,000)	(200,000)
Capital expenditures	(88,299)	-
Net cash used in investing activities	(275,299)	(200,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	461,830	1,086,950
Payments on shareholder advances	(179,630)	(70,000)
Proceeds from shareholder advances	-	69,130
Payments on notes payable	(32,882)	(128,135)
Net cash provided by financing activities	249,318	957,945

Net (decrease) increase in cash	(353,536)	517,820

CASH, BEGINNING OF YEAR	1,151,904	988,681

CASH, END OF THE PERIOD	$798,368	$1,506,501

Supplemental disclosure of cash flow information:
Cash paid for interest	$73,180	$27,072
Supplemental schedule of noncash financing activies:
Stock issued for services related to fixed asset additions	$24,000	$-
Stock issuance for conversion of accrued interest	-	92,000

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Nine Month Periods Ended July 31, 2016 and 2015 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of July 31, 2016, the changes therein for the three and nine month periods then ended and the results of operations for the three and nine month periods ended July 31, 2016 and 2015.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2015. The results of operations for the three and nine month periods ended July 31, 2016 and 2015 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at July 31, 2016 and October 31, 2015 of $40,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

Nine Month Periods Ended July 31, 2016 and 2015 (Unaudited)

NOTE 6.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $25,000 and $29,000 for the nine month periods ended July 31, 2016 and 2015, respectively.

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

During the three month period ended April 30, 2016, the Company sold its stock to three investors. The stock was issued for prices from $0.52-$0.55 per share. A total of 270,000 shares of common stock were sold, resulting in proceeds of $147,000. In addition, the Company issued 30,000 shares for services performed related to fixed asset additions during March 2016. The shares were issued at $0.80 per share or an aggregate price of $24,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the three month period ended July 31, 2016, there was no stock sold or issued.

NOTE 8.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to made after the first commercial production run of INSULTEX is completed. As of July 31, 2016, the Company has made payments of $590,000. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Nine Month Periods Ended July 31, 2016 and 2015 (Unaudited)

NOTE 9.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the Nine month periods ended July 31, 2016 and 2015:

	2016	2015

Revenues:
Apparel	$195,949	$328,820
Housewrap	301,858	220,554
Total Revenues	$497,807	$549,374

Assets:
Apparel	$1,316,622	$1,985,066
Housewrap	1,291,711	742,946
Total	$2,608,333	$2,728,012

Capital Expenditures:
Housewrap	$88,299	$-
Total	$88,299	$-

Depreciation:
Apparel	$1,388	$1,395
Housewrap	12,996	5,831
Total	$14,384	$7,226

NOTE 10.	CORRECTION OF AN ERROR

While preparing the interim financial statements, management became aware of an error in inventory related to the cost calculation for House Wrap that was produced during the 2016. This error has been adjusted for in the financial statements for the period ended July 31, 2016, but resulted in an overstatement of cost of goods sold by $13,972, an overstatement of inventory by $8,841, and an overstatement of accrued expenses of $22,813 during the period ended April 30, 2016. The following tables summarize the corrections of previously reported amounts:

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Nine Month Periods Ended July 31, 2016 and 2015 (Unaudited)

	Three Month Periods Ended April 30,		Six Month Periods Ended April 30,
	2016		2016
	as report	as adjusted	as report	as adjusted

Statement of Operations

Cost of sales	$84,197	$70,225	$182,951	$168,979

Loss from operations	(126,009)	(112,037)	(240,741)	(226,769)

Net loss	$(145,535)	$(131,563)	$(278,747)	$(264,775)

Net Loss Per Common Share	$(0.006)	$(0.005)	$(0.011)	$(0.011)

	Six Month Periods Ended April 30, 2016
	as report	as adjusted

Balance Sheet

Inventory - net of obsolete inventory reserve of $40,000	$1,008,165	$999,324

Total Asset	2,841,660	2,832,819

Accrued expenses	150,828	128,015

Total Liabilities	757,530	734,717

Stockholders Equity	2,084,130	2,098,102

Total Liabilities And Stockholders Equity	$2,841,660	$2,832,819

	Six Month Periods Ended April 30,
	2016
	as report	as adjusted

Statement of Stockholder’s Equity

Net loss	$(278,747)	$(264,775)

Stockholders deficit	(7,359,081)	(7,345,109)

Total stockholders equity	$2,084,130	$2,098,102

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Nine Month Periods Ended July 31, 2016 and 2015 (Unaudited)

NOTE 11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through September 19, 2016, which is the date financial statements were available to be issued. No subsequent event items were identified except the item discussed below by the Company.

In September 2016, the Company issued 30,000 shares of its common stock for professional services at $0.50 per share, or $15,000.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended July 31, 2016 with the Three Month Period Ended July 31, 2015.

The following table shows a comparison of the results of operations between the three month periods ended July 31, 2016 and July 31, 2015:

	Three Month		Three Month
	Period Ended		Period Ended
	July 31,	% of	July 31,	% of	Increase
	2016	Sales	2015	Sales	(Decrease)	% Change

REVENUE	$159,643	100.00%	$46,593	100.00%	$113,050	242.63%

OPERATING EXPENSES
Cost of sales	75,944	47.57%	24,903	53.45%	51,041	204.96%
Selling, general and administrative expenses	184,999	115.88%	224,426	481.67%	(39,427)	-17.57%

Loss from operations	(101,300)	-63.45%	(202,736)	-435.12%	101,436	-50.03%

OTHER EXPENSE
Interest expense	(15,156)	-9.49%	(31,227)	-67.02%	16,071	-51.47%

Net loss	$(116,456)	-72.95%	$(233,963)	-502.14%	$117,507	-50.22%

Revenues for the quarter ended July 31, 2016 were $159,643 compared to revenues of $46,593 for the quarter ended July 31, 2015. The increase is caused, primarily, by the increased sales of our House Wrap product line. See Note 9 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three month period ended July 31, 2016 was ($116,456).

Our selling, general and administrative expenses were $184,999 for the three months ended July 31, 2016 compared to $224,426 for the three month period ended July 31, 2015. The decrease was a result, in part, by lower professional fees. We expect our professional fees to increase in the current period ending October 31, 2016.

INNOVATIVE DESIGNS, INC.

Comparison of the Nine Month Period Ended July 31, 2016 with the Nine Month Period ended July 31, 2015.

The following table shows a comparison of the results of operations between the nine month periods ended July 31, 2016 and July 31, 2015:

	Nine Month		Nine Month
	Period Ended		Period Ended
	July 31,	% of	July 31,	% of	Increase
	2016	Sales	2015	Sales	(Decrease)	% Change

REVENUE	$497,807	100.00%	$549,374	100.00%	$(51,567)	-9.39%

OPERATING EXPENSES
Cost of sales	258,895	52.01%	277,817	50.57%	(18,922)	-6.81%
Selling, general and administrative expenses	580,953	116.70%	541,207	98.51%	39,746	7.34%

Loss from operations	(342,041)	-68.71%	(269,650)	-49.08%	(72,391)	26.85%

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	0.00%	390	0.07%	(390)	-100.00%
Interest expense	(53,162)	-10.68%	(70,736)	-12.88%	17,574	-24.84%

Net loss	$(395,203)	-79.39%	$(339,996)	-61.89%	$(55,207)	16.24%

Revenues for the period ended July 31, 2016 were $497,807 compared to revenues of $549,374 for the period ended July 31, 2015. The decrease in revenue was largely the result of decreased sales of our apparel product line caused by the warmer weather in our target market areas. During the nine month period ended July 31, 2016, apparel sales totaled $195,949 in comparison with $328,820 during the nine month period ended July 31, 2015. We continue focusing most of our resources and efforts toward the development of a market for our House Wrap product line including the purchase of a machine capable of producing INSULTEX. We are in the permitting stage relating to environmental issues necessary to begin the installation and domestic production of our INSULTEX material. During the nine month period ended July 31, 2016 House Wrap sales totaled $301,858 in comparison with $220,554 during the nine month period ended July 31, 2015. Our net loss for the nine months ended July 31, 2016 was $(395,203).

Our selling, general and administrative expenses were $580,953 for the nine months ended July 31, 2016 compared to $541,207 for the nine month period ended July 31, 2015. The increase is largely attributable to an increase in professional fees for the current period. The professional fees are primarily related to the inquiry by the Federal Trade Commission.

Liquidity and Capital Resources

During the quarter ended July 31, 2016, we funded our operations from revenues from sales.

INNOVATIVE DESIGNS, INC.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our House Wrap and apparel products and to purchase equipment needed for the manufacture of the INSULTEX product. The Company has reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company took delivery of the equipment in December 2015. We are in the permitting stage relating to environmental issues necessary to begin the installation of the equipment. The Company has currently made deposits of $590,000 on the equipment. The Company has incurred $17,000 of additional expenses related to shipping. The Company will produce INSULTEX under its own brand name. See Note 8 of the Notes to the Condensed Financial Statements.

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

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDING

The Company is engaged in a matter with the Federal Trade Commission. A Form 8-K filed June 2, 2016, describing this matter is incorporated herein by reference.

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

During the three month period ended July 31, 2016, there was no stock sold or issued.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended July 31, 2016, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the second quarter of 2016, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended April 30, 2016 and July 31, 2016 within the timeline established by the SEC and was required to seek an extension for filing the form. There were no reclassifications made during the first or second quarter of 2016. Further, the Company was required to amend its previously filed Form 10Q for the quarter ended April 30, 2016.

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

Until the Company has the financial resources to employ a financial staff with accounting and financial expertise, to be able to properly account for internal financial reporting, errors that may have a material effect on the financial statements have the potential to occur. While preparing the financial statements, management became aware of an error in inventory related to the cost calculation for House Wrap inventory that was produced during 2016. The errors have been adjusted for in the current quarter financial statements for the period ended July 31, 2106. For the April 30, 2016 quarter which had already been filed at the time the error was discovered, there was an overstatement of cost of goods sold by $13,972, an overstatement of inventory by $8,841, and an overstatement of accrued expenses of $22,813. The result of the error caused the second quarter ended April 30, 2016 to be restated and the Form 10-Q for the quarter ended April 30, 2016 to be amendment.

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

Innovative Designs, Inc.
Registrant

Date: September 19, 2016	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr., Chief Executive Officer and Chief Financial Officer

- 16 -