Form 10-Q/A
period 2016-04-30
INNOVATIVE DESIGNS INC
filed 2016-09-23
CIK 1190370

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

Explanatory Note

The purpose of this Amendment No. 1 to Innovative Designs, Inc. Quarterly Report on Form 10-Q for the three months ended April 30, 2016 is to amend the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are filing this Amendment No. 1 to reflect the restatement of our financial statements contained herein. During September of 2016, management of the Company concluded that because of an error in calculating costs for House Wrap that was produced during the current fiscal year, the Company should restate its previously issued financial statements for the three month period ended April 30, 2016.

Please see Note 3 – Restatement contained in the Notes to the Financial Statements appearing in this Form 10-Q/A Amendment 1 which further describes the effect of these restatements.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q is presented as of the filing date of the original Form 10-Q and does not modify or update in any way the disclosures made in the original Form 10-Q.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the items noted above no other information included in the Company’s original Form 10-Q is being amended by this Form 10-Q/A.

Innovative Designs, Inc.

Index

Form 10-Q/A for the Quarter Ended April 30, 2016

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

April 30, 2016 (Unaudited) and October 31, 2015

	2016	2015
	(Restated)
ASSETS
CURRENT ASSETS
Cash	$969,415	$1,151,904
Accounts receivable	101,757	85,827
Inventory - net of obsolete inventory reserve of $40,000	999,324	924,054
Inventory on consignment	1,625	-
Deposits on inventory	-	78,320
Prepaid expenses	17,804	7,619
Total current assets	2,089,925	2,247,724

PROPERTY AND EQUIPMENT - NET	155,894	51,200

OTHER ASSETS
Deposits on equipment	587,000	420,000

TOTAL ASSETS	$2,832,819	$2,718,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$84,911	$119,360
Current portion of notes payable	15,467	14,657
Accrued interest expense	48,413	78,251
Due to shareholders	244,500	354,130
Accrued expenses	128,015	92,533
Total current liabilities	521,306	658,931

Long-term portion of notes payable	213,411	235,146

TOTAL LIABILITIES	734,717	894,077

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 25,340,310 and 24,371,310 issued and outstanding as of April 30, 2016 and October 31, 2015	2,534	2,437
Additional paid-in capital	9,440,677	8,902,744
Accumulated deficit	(7,345,109)	(7,080,334)
Total stockholders' equity	2,098,102	1,824,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,832,819	$2,718,924

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Six Month Periods Ended April 30, 2016 and 2015 (Unaudited)

	Three Month Periods Ended April 30,		Six Month Periods Ended April 30,
	2016	2015	2016	2015
	(Restated)		(Restated)

REVENUES - NET	$110,278	$216,377	$338,164	$502,781

OPERATING EXPENSES:
Cost of sales	70,225	120,178	168,979	252,914
Selling, general and administrative expenses	152,090	164,874	395,954	316,781
	222,315	285,052	564,933	569,695

LOSS FROM OPERATIONS	(112,037)	(68,675)	(226,769)	(66,914)

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	-	-	385
Interest expense	(19,526)	(21,773)	(38,006)	(39,509)
Total other expense	(19,526)	(21,773)	(38,006)	(39,124)

NET LOSS	$(131,563)	$(90,448)	$(264,775)	$(106,038)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.005)	$(0.004)	$(0.011)	$(0.005)

Weighted Average Number of Common Shares Outstanding	25,185,643	23,108,564	24,896,722	22,870,758

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

April 30, 2016 (Unaudited) and October 31, 2015

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2014	22,438,043	$2,244	$7,522,487	$(6,568,734)	$955,997

Shares issued for services	107,000	10	98,990	-	99,000

Shares issued for debt conversion	122,667	12	91,988	-	92,000

Sale of stock	1,703,600	171	1,189,279	-	1,189,450

Net loss	-	-	-	(511,600)	(511,600)

Balance at October 31, 2015	24,371,310	2,437	8,902,744	(7,080,334)	1,824,847

Shares issued for services	120,000	12	76,188	-	76,200

Sale of stock	849,000	85	461,745	-	461,830

Net loss (restated)	-	-	-	(264,775)	(264,775)

Balance at April 30, 2016 (restated)	25,340,310	$2,534	$9,440,677	$(7,345,109)	$2,098,102

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Six Month Periods Ended April 30, 2016 and 2015 (Unaudited)

	For the Six Month Periods Ended
	April 30, 2016	April 30, 2015
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(264,775)	$(106,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	52,200	12,000
Amortization	-	656
Depreciation	7,605	4,811
Increase (decrease) from changes in:
Accounts receivable	(15,930)	16,522
Other receivable	-	30,000
Inventory	(75,270)	15,527
Inventory on consignment	(1,625)
Deposits on inventory	78,320	-
Prepaid expenses	(10,185)	(8,106)
Accounts payable	(34,449)	(56,356)
Accrued interest	(29,838)	21,867
Accrued expenses	35,482	61,646
Net cash used in operating activities	(258,465)	(7,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits on equipment	(167,000)	-
Capital expenditures	(88,299)	-
Net cash used in investing activities	(255,299)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	461,830	564,450
Payments on shareholder advances	(109,630)	(50,000)
Proceeds from shareholder advances	-	69,130
Payments on notes payable	(20,925)	(110,118)
Net cash provided by financing activities	331,275	473,462

Net (decrease) increase in cash	(182,489)	465,991

CASH, BEGINNING OF YEAR	1,151,904	988,681

CASH, END OF THE PERIOD	$969,415	$1,454,672

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,844	$17,642
Supplemental schedule of noncash financing activies:
Stock issued for services related to fixed asset additions	$24,000	$-

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Six Month Periods Ended April 30, 2016 and 2015 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of April 30, 2016, the changes therein for the three and six month periods then ended and the results of operations for the three and six month periods ended April 30, 2016 and 2015.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2015. The results of operations for the three and six month periods ended April 30, 2016 and 2015 are not necessarily indicative of operating results for the full year.

NOTE 3.	RESTATEMENT

The Company is filing this amendment to its Quarterly Report on Form 10-Q/A for the period ended April 30, 2016 to amend and restate the financial statements and other financial information for the three months ended April 30, 2016. During 2016, the Company improperly calculated costs associated with House Wrap that was produced during the current fiscal year.

The Company has reviewed all accounting transactions for the quarters ended January 31, 2016 and April 30, 2016, and has determined that inventory, accrued expenses, cost of sales, net income and earnings per share needed to be restated for the quarter ended April 30, 2016 related to improperly calculated costs.

	Three Month Periods Ended April 30,		Six Month Periods Ended April 30,
	2016		2016
	as reported	as adjusted	as reported	as adjusted

Statement of Operations

Cost of sales	$84,197	$70,225	$182,951	$168,979

Loss from operations	(126,009)	(112,037)	(240,741)	(226,769)

Net loss	$(145,535)	$(131,563)	$(278,747)	$(264,775)

Net Loss Per Common Share	$(0.006)	$(0.005)	$(0.011)	$(0.011)

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Six Month Periods Ended April 30, 2016 and 2015 (Unaudited)

	April 30, 2016
	as reported	as adjusted
Balance Sheet

Inventory - net of obsolete reserve of $40,000	$1,008,165	$999,324

Total Asset	2,841,660	2,832,819

Accrued expenses	150,828	128,015

Total Liabilities	757,530	734,717

Stockholders Equity	2,084,130	2,098,102

Total Liabilities And Stockholders Equity	$2,841,660	$2,832,819

	April 30, 2016
	as reported	as adjusted
Statement of Stockholders' Equity

Net loss	$(278,747)	$(264,775)

Stockholders deficit	(7,359,081)	(7,345,109)

Total stockholders equity	$2,084,130	$2,098,102

NOTE 4.	INVENTORY

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

NOTE 5.	EARNINGS PER SHARE

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

NOTE 10.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the six month periods ended April 30, 2016 and 2015:

	2016	2015

Revenues:
Apparel	$193,201	$325,616
Housewrap	144,963	177,165
Total Revenues	$338,164	$502,781

Assets:
Apparel	$1,970,346	$2,084,565
Housewrap	862,473	354,635
Total	$2,832,819	$2,439,200

Capital Expenditures:
Housewrap	$88,299	$-
Total	$88,299	$-

Depreciation:
Apparel	$921	$945
Housewrap	6,684	3,866
Total	$7,605	$4,811

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Six Month Periods Ended April 30, 2016 and 2015 (Unaudited)

NOTE 11.	SUBSEQUENT EVENTS

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended April 30, 2016 (Restated) with the Three Month Period Ended April 30, 2015.

The following table shows a comparison of the results of operations between the three month periods ended April 30, 2016 (Restated) and April 30, 2015:

	Three Month Period Ended April 30, 2016 (Restated)	% of Sales	Three Month Period Ended April 30, 2015	% of Sales	Increase (Decrease)	% Change

REVENUE	$110,278	100.00%	$216,377	100.00%	$(106,099)	-49.03%

OPERATING EXPENSES
Cost of sales	70,225	63.68%	120,178	55.54%	(49,953)	-41.57%
Selling, general and administrative expenses	152,090	137.92%	164,874	76.20%	(12,784)	-7.75%

Loss from operations	(112,037)	-101.60%	(68,675)	-31.74%	(43,362)	63.14%

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	0.00%	-	-	-	0.00%
Interest expense	(19,526)	-17.71%	(21,773)	-10.06%	2,247	-10.32%

Net loss	$(131,563)	-119.30%	$(90,448)	-41.80%	$(41,115)	45.46%

Revenues for the quarter ended April 30, 2016 were $110,278 compared to revenues of $216,377 for the quarter ended April 30, 2015. The decrease is caused, primarily, by the decrease in our apparel sales which we believe was caused by the warm temperatures experienced in our target markets and a decrease in our housewrap sales. See Note 9 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three month period ended April 30, 2016 was ($131,563).

Our selling, general and administrative expenses were $152,090 for the three months ended April 30, 2016 compared to $164,874 for the three month period ended April 30, 2015. The decrease was a result, in part, by lower professional fees. We expect our professional fees to increase in the current period ending July 31, 2016.

INNOVATIVE DESIGNS, INC.

Comparison of the Six Month Period Ended April 30, 2016 (Restated) with the Six Month Period ended April 30, 2015.

The following table shows a comparison of the results of operations between the six month periods ended April 30, 2016 (Restated) and April 30, 2015:

	Six Month Period Ended April 30, 2016 (Restated)	% of Sales	Six Month Period Ended April 30, 2015	% of Sales	Increase (Decrease)	% Change

REVENUE	$338,164	100.00%	$502,781	100.00%	$(164,617)	-32.74%

OPERATING EXPENSES
Cost of sales	168,979	49.97%	252,914	50.30%	(83,935)	-33.19%
Selling, general and administrative expenses	395,954	117.09%	316,781	63.01%	79,173	24.99%

(Loss) Income from operations	(226,769)	-67.06%	(66,914)	-13.31%	(159,855)	238.90%

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	0.00%	385	0.08%	(385)	-100.00%
Interest expense	(38,006)	-11.24%	(39,509)	-7.86%	1,503	-3.80%

Net loss	$(264,775)	-78.30%	$(106,038)	-21.09%	$(158,737)	149.70%

Revenues for the period ended April 30, 2016 were $338,164 compared to revenues of $502,781 for the period ended April 30, 2015. The decrease in revenue was largely the result of decreased sales of our apparel product line caused by the warmer temperatures in our target market areas. During the six month period ended April 30, 2016 apparel sales totaled $193,201 in comparison with $325,616 during the six month period ended April 30, 2015. We continue focusing most of our resources and efforts toward the development of a market for our House Wrap product line including the purchase of a machine capable of producing INSULTEX. We are currently engaged in the permitting process necessary to begin the installation and domestic production of our INSULTEX material. During the six month period ended April 30, 2016 House Wrap sales totaled $144,963 in comparison with $177,165 during the six month period ended April 30, 2015. Our net loss for the six months ended April 30, 2016 was $(264,775).

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

INNOVATIVE DESIGNS, INC.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our House Wrap product and to purchase equipment needed for the manufacture of the INSULTEX product. The Company has reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company took delivery of the equipment in December 2015. The Company is currently in the process of having the delivery site prepared for the installation of the equipment. The Company has incurred $17,000 of additional expenses related to shipping. The Company will produce INSULTEX under its own brand name. See Note 9 of the Notes to the Condensed Financial Statements.

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

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended April 30, 2016, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the second quarter of 2016, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended April 30, 2016 within the timeline established by the SEC and was required to seek an extension for filing the form. There were no reclassifications made during the first or second quarter of 2016. Further, the Company was required to amend its previously filed Form 10Q for the quarter ended April 30, 2016. See explanatory note included with this amendment No. 1 to this quarterly report.

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

Until the Company has the financial resources to employ a financial staff with accounting and financial expertise, to be able to properly account for internal financial reporting, errors that may have a material effect on the financial statements have the potential to occur. While preparing the financial statements, for the quarter ended July 31, 2016 management became aware of an error in inventory related to the cost calculation for House Wrap inventory that was produced during 2016. The errors have been adjusted for in the third quarter financial statements for the period ended July 31, 2106. For the April 30, 2016 quarter which had already been filed at the time the error was discovered, there was an overstatement of cost of goods sold by $13,972, an overstatement of inventory by $8,841, and an overstatement of accrued expenses of $22,813. Consequently the second quarter ended April 30, 2016 was amended.

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

Innovative Designs, Inc.
Registrant

Date: September 23, 2016	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr., Chief Executive Officer and Chief Financial Officer

- 16 -