Form 10-K
period 2016-10-31
INNOVATIVE DESIGNS INC
filed 2017-02-07
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended October 31, 2016

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

Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year were $602,062.

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer based on the closing price of $0.34 on February 3, 2017, as reported by the OTCQB, was $5,671,823.

The number of shares of the issuer’s common stock outstanding, as of February 3, 2017, was 25,370,310.

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

We offer the following products containing INSULTEX:

•	Floating Swimwear: Product under our product name “Swimeez”. Our swimwear is designed to be a swim aid. The interior lining of our swimwear product is made from INSULTEX, which enhances floatability. This product was discontinued during 2010 and we are only selling from our existing inventory.

•	Hunting Apparel Line: Our hunting apparel provides almost total block from odors provided by the INSULTEX material. This product was discontinued during 2010 and we are only selling from our existing inventory.

•	Arctic Armor Line: The Arctic Armor line, introduced in April of 2006, consists of a jacket, bib and gloves. The suit contains 3 layers of INSULTEX for uncompromised warmth and provides the user with guaranteed buoyancy. The gloves contain a single layer of INSULTEX and are windproof, waterproof and good to sub-zero temperatures as are the jacket and bibs.

•	INSULTEX House Wrap: Our house wrap product is designed for the building construction industry. This product, made from INSULTEX, provides barrier protection plus moisture vapor transmission and approximately R-3 and R-6 value insulation. We also sell a tape that is designed to be used with the INSULTEX House Wrap. In December 2016, we temporarily suspended any advertising of our House Wrap product line.

•	INSULTEX Material: We sell INSULTEX material in bulk to non-competing customers.

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

The INSULTEX License and Manufacturing Agreement

Under the terms of the agreement between us and the Ketut Group, Ketut Group agrees to promptly deliver to Innovative Designs, Inc. within twenty-eight (28) days of receiving an order, all INSULTEX ordered by us. Under the terms of the agreement, we are required to pay a fixed amount per meter of INSULTEX. This fixed amount will not change under the agreement for a period of ten (10) years after the date of the agreement was signed, which was April 1, 2006. The agreement provides that after the ten (10) year period, the price of the INSULTEX shall be adjusted for a subsequent ten (10) year term, no more than twelve percent (12%) for the subsequent ten (10) year period. We order INSULTEX from time to time as needed and are not required to purchase any minimum amount of INSULTEX during the term of the agreement, and we are not required to make any minimum annual payment. However, should we place an order; any quantity ordered must be a minimum of 175,000 meters of INSULTEX. We are not required to pay any part of any sublicense fee that we receive from third party sub-licensees, and we are not required to pay any fees to the Ketut Group. This agreement will be in full legal force and effect for an initial term of ten (10) years from the date of its execution. We have the option to renew this agreement for up to three (3) successive terms of ten (10) years each by giving notice of our intention to so renew not less than ninety (90) days prior to the expiration of the then-current term. We purchased the equipment capable of producing INSULTEX from the Ketut Group.

COLD WEATHER CLOTHING PRODUCTS

Arctic Armor Line

Our Arctic Armor line products are intended for use by the following consumer groups that are in the Company’s target market for these products:

•	Ice fisherman
•	Snowmobilers
•	Utility workers
•	Oil/gas pipeline workers
•	Railroad workers
•	Construction workers
•	Ski resort workers; and
•	Police and First Responders.

Website and Retailers

We sell both wholesale and retail products on our web site. Our web site, located at www.idigear.com, contains information on our products, technical information on INSULTEX insulation, e-commerce capabilities with “shopping cart”, wholesaler information and order forms, company contact information, and links to retailers that carry our products. We have obtained the services of BA Web Productions who assists us in designing and continually developing our website. Our web site features a “wholesaler only” area, allowing our wholesalers access to information, ordering, and reordering. Our products are offered and sold by retailers, distributors and through our web site in all states and Canada. Except for products sold through our web site, others who purchase our products do so at wholesale prices which they plan to sell at their retail prices, or use within their industry:

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

During our last fiscal year, three customers accounted for more than ten percent of our cold weather clothing products sales, Fleece Corner (20.3%) Pro Fishing Supplies (27.4%) and Dick’s Sporting Goods (18.7%).

HOUSE WRAP

House Wrap

In early January 2008, we announced that we had completed our research and development effort on a new use for INSULTEX as a house wrap for the building construction industry. This house wrap provides barrier protection plus moisture vapor transmission and the feature of approximately R-3 and R-6 value insulation. The INSULTEX House Wrap was designed to specifically add enhanced insulating characteristics. In addition, the house wrap is priced competitively with existing house wraps that do not provide any insulation. The development efforts were conducted by our own personnel and an outside consultant. In December 2016, we temporarily suspended any advertising for our House Wrap product line as we are currently in litigation with the Federal Trade Commission (“FTC”). Please see “Legal Proceedings” appearing elsewhere in this report.

INSULTEX House Wrap

During our last fiscal year two customers accounted for more than ten percent of our total sales of our House Wrap product, A-Team Building Supplies, LLC (22.4%) and Home Depot (30.7%). We no longer sell to Home Depot or to Lowes.

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

In 2004, we were granted a trademark for our name “idigear” with the United States Patent and Trademark Office.

In 2007, we were granted the mark “INSULTEX” by the United States Patent and Trademark Office.

In 2011, we were granted a trademark for “INSULTEX HOUSE WRAP” by the United States Patent and Trademark Office.

In December 2009, we filed a patent application, No. 12 642714, with the United States Patent and Trademark Office for our Composite House Wrap. The application is still pending. We had filed a provisional application in December 2008. The patent is currently held by our Chief Executive Officer and a consultant to the Company.

In February of 2010, our Chief Executive Officer filed a patent application for a composite fabric material and apparel made therefrom. The patent has been allowed. The patent has been assigned to the Company.

In May 2016, our Chief Executive Officer and a consultant to the Compliant filed a patent application relating to INSULTEX entitled “Process for Forming Closed Cell Expanded Low Density Polyethylene Foam and Products Formed Thereby”.

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

Pending Litigation

We are a defendant in a complaint brought by the FTC. While we believe we have a defense to the allegation asserted by the FTC, should there be an adverse ruling we may be forced to disgorge all revenues derived from the sale of our House Wrap product line, and we would not be able to sell the product. The result of this action would have a materially adverse effect on the Company’s revenues and operations. See “Legal Proceeding” appearing elsewhere in this report.

Lack of Sufficient Operating Funds

Because we are not able to generate sufficient funds from sales and because we are unable to access commercial sources of credit, we are consistently underfunded. As a result, our growth is very limited and we have difficulty in sustaining our current level of operations. We are not able to initiate adequate marketing programs, hire additional staff, develop new products or have flexibility in ordering products from our manufacturers. In addition, the action by the FTC has adversely affected our ability to sell our House Wrap product line. In the past, we have depended on borrowings from our CEO and other private parties, primarily shareholders and the private sale of our common stock. Should we not be able to continue to rely on these sources of funding to at least meet our current level of operations our revenue stream will be adversely affected.

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

Cyclicality

The Company’s Arctic Armor apparel sales fluctuate based on temperature and weather conditions. Our products are suitable primarily for cold weather conditions. This will cause a cyclical effect on sales. It also makes our revenues totally dependent on cold weather.

Material Acquisition

All of the materials and items required to manufacture our cold weather clothing products are purchased by our manufacturer in Indonesia.

The Company currently has only one supplier of INSULTEX, the special material which is manufactured within the apparel of our cold weather products and our House Wrap product. Additionally, we have one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. Any delays in getting INSULTEX and/or our finished products will adversely affect our revenue stream. Once we have our own equipment operating we will be able to produce INSULTEX. We intend to use such INSULTEX for our House Wrap product.

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

On November 4, 2016, the FTC filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, number 16-1669. In the complaint, the FTC alleges that, among other matters, the Company does not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as redress a rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. The parties are currently in the discovery phase.

The Company strong denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

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

FY 2016	Low	High
Fourth Quarter	$0.50	0.74
Third Quarter	$0.51	0.80
Second Quarter	$0.60	0.94
First Quarter	$0.73	1.01

FY 2015	Low	High
Fourth Quarter	$0.90	1.28
Third Quarter	$1.10	1.44
Second Quarter	$1.26	1.86
First Quarter	$0.90	1.72

On February 3, 2017, the closing bid price was $0.34.

The source of the above data is www.otcmarkets.com.

Holders

As of February 3, 2017, we had 192 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding.

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

During the three month period ended October 31, 2016 the Company issued 30,000 shares to three individuals for services performed during the period. The shares were issued at $0.50 per share or an aggregate price of $15,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, under SEC regulations, we are not required to furnish selected financial data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following information should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

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

Results of Operations

Comparison of the fiscal year ended October 31, 2016, with the fiscal year ended October 31, 2015.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2016 and October 31, 2015:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October 31,	% of	October 31,	% of	Increase
	2016	Sales	2015	Sales	(Decrease)	% Change

REVENUE	$602,062	100.00%	$772,900	100.00%	$(170,838)	-22.10%

OPERATING EXPENSES
Cost of sales	303,544	50.42%	371,715	48.09%	(68,171)	-18.34%
Selling, general and administrative expenses	865,310	143.72%	816,235	105.61%	49,075	6.01%

Loss from operations	(566,792)	-94.14%	(415,050)	-53.70%	(151,742)	36.56%

OTHER INCOME/(EXPENSE)
Loss on sale of equipment	-	0.00%	(3,363)	-0.44%	3,363	0.00%
Other income (expense)	(2,497)	-0.41%	385	0.05%	(2,882)	0.00%
Interest expense	(63,134)	-10.49%	(93,572)	-12.11%	30,438	-32.53%

Net loss	$(632,423)	-66.20%	$(511,600)	-66.19%	$(120,823)	17.86%

Common shares outstanding	25,370,310		24,371,310

Loss per common share	$(0.025)		$(0.021)

Fiscal years ended October 31, 2016 and 2015.

Results of Operations

Revenues for the fiscal year ended October 31, 2016, were $602,062 compared to revenues of $772,900 for the comparable period ending October 31, 2015. House Wrap product revenue totaled $415,618 last year compared to $370,794 for Fiscal Year ended October 31, 2016. Nearly all of the remaining revenues were derived from our Arctic Armor product line which totaled $240,837 for Fiscal Year ended October 31, 2016 compared to revenues of $357,282 for the Fiscal Year ended October 31, 2015. The decrease in revenue is attributable to the FTC matter with regard to our House Wrap products and to a warm winter in 2015 for our cold weather products. Revenues are net of returns and discounts. We estimate that approximately sixty percent of our cold weather apparel products are sold to outdoor sportsmen, primarily those engaged in ice fishing.

Selling, general and administrative expense increased from $816,235 in fiscal year 2015, to $865,310 in fiscal year ending October 31, 2016. This increase reflects, in part, an increased cost of salaries of $23,654 and professional fees of $101,266. The professional fees are primarily related to the action by the FTC.

Our cost of sales decreased from $371,715 as of October 31, 2015 to $303,544 as of October 31, 2016.

We expect our revenues to continue to decline during the pendency of the FTC matter.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2016, we funded our operations from revenues and private sales of our common stock. We will continue to fund our operations from these sources until we are able to produce sales sufficient to cover our cost structure or to secure commercial lending arrangements.

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2016, the Company has made payments of $600,000. In addition to the final payments, the Company will have to have the equipment and machines installed and ensure that the machine can be operated in compliance with environmental regulations. The Company has not made an estimate of the costs required for bringing the machine into compliance but it is considered to be substantial.

Short Term: We funded our operations with revenues from sales, private sales of our common stock and from loans from our Chief Executive Officer and others. We could not access commercial lines of credit during our last fiscal year.

Our existing debt obligations consist of the following:

•	US SBA Loan. The amount was $280,100. This was a disaster loan assistance program. The date of the loan was July 12, 2005. The interest rate is 2.9% yearly. Payments are $1,186 per month for thirty years. The loan is guaranteed by our CEO and he and his spouse have pledged certain assets as collateral for the loan. The loan was modified on January 23, 2006. The new loan amount is $430,500. The monthly payments are $1,820 and the loan matures in July 2035. As the loan was for a specific disaster assistance program we cannot obtain any additional funds. As of October 31, 2016, $204,358 in principal plus accrued interest was still outstanding.

•	Note Payable $8,000 - Roberta Riccelli. Interest is at 10% for 120 days. The principal and interest was due on June 17, 2012, but was extended through a verbal agreement with no set maturity date. As of October 31, 2016, $5,000 in principal plus accrued interest was still outstanding.

•	Note Payable $20,000 - Corinthian Development. Interest is at 10%. The principal and interest of $22,000 was due May 15, 2013, but was extended through a verbal agreement with no set maturity date. As of October 31, 2016, $10,000 in principal plus accrued interest was still outstanding.

•	Note Payable $25,000 - Sol & Tina Waxman Family Foundation. Interest is at 10%. The principal and interest is due on demand on December 19, 2016. As of October 31, 2016, $25,000 in principal plus accrued interest was still outstanding.

•	Note Payable $90,000 - Joseph Riccelli, Sr. Interest is at 10% for 180 days. The principal and interest is due on demand on November 22, 2013, but was extended through a verbal agreement with no set maturity date. As of October 31, 2016, $79,000 in principal plus accrued interest was still outstanding.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2016. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer/Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2016. In particular, our controls over financial reporting were not effective in the specific areas described in the paragraphs below.

As of October 31, 2016, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•	Policies and Procedures for the Financial Close and Reporting Process – Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having such policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

•	Representative with Financial Expertise – For the year ended October 31, 2016, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. All of our financial reporting is carried out by one individual and the use of an external accounting firm. This lack of accounting staff results in a lack of segregation of duties, timeliness in closing the books and records, delays in filing quarterly and annual financial information, numerous post-closing adjusting journal entries, and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2016 and 2015, or subsequent to October 31, 2016, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli, Sr.	67	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman	1 year
Dean P. Kolocouris	46	Director	1 year
Robert D. Monsour	66	Director	1 year
Daniel P. Rains	64	Director	1 year

Joseph Riccelli, Sr. has been our Chief Executive Officer and Chairman of the Board since our inception in June 2002. Mr. Riccelli was the owner of Pittsburgh Foreign and Domestic, a sole proprietor car dealership located in Glenshaw, Pennsylvania. He attended Point Park College located in Pittsburgh, Pennsylvania from 1971 to 1972.

Dean P. Kolocouris has been one of our Directors since our inception in June 2002. From December 1996 to December, Mr. Kolocouris was a Loan Officer and Assistant Vice President at Eastern Savings Bank located in Pittsburgh, Pennsylvania. Since that time he has been in private lending. In June 1993, Mr. Kolocouris received a Bachelor’s Degree in Finance from Duquesne University located in Pittsburgh, Pennsylvania. Mr. Kolcouris has been in banking for over fifteen years and his knowledge of finance and business experience is helpful to the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

On August 25, 2016, we issued 10,000 shares of our Common Stock each to two Directors, Mr. Robert Monsour and Mr. Daniel Rains. This was a reportable event within two days under the federal securities laws by filing a Form 4 with the SEC. Mr. Monsour filed his Form 4 on January 25, 2017. Mr. Rains filed his Form 4 on January 30, 2017.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli, Sr. CEO, Chairman	2016	$49,876	0	0	0	0	0	0	$49,876

Joseph Riccelli, Sr. CEO, Chairman	2015	$49,400	0	0	0	0	0	0	$49,400

During 2016, we paid our Chief Executive Officer $49,876 in compensation.

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

Director Compensation

Name	Fees Paid or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dean P. Kolocouris	0	11,100	0	0	0	0	11,100

Robert D. Monsour	0	5,000	0	0	0	0	5,000

Daniel P. Rains	0	16,100	0	0	0	0	16,100

Joseph Riccelli, Sr.	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warranties and rights	Weighted-average exercise price of outstanding options, warranties and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	$0	$0.90	(1)	400,000

(1)	Weighted average price was based on market value of the shares on or about the date the service was performed. Market value of the price per share ranged from $1.90 to $0.76 per share over the period of time in which the various services were performed.

(2)	All stock that has been issued by the Company out of the equity compensation plan was for the exchange of professional services. No shares were sold for cash.

Use of Proceeds from Registered Securities

Not Applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership as of January 20, 2017 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli, Sr.		7,855,000	Direct	31.36%
	Chief Executive Officer
	Chairman of the Board of Directors	(1)	601,478	Indirect	2.40%
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

Common Stock	Robert D. Monsour		10,000	Direct	*
	Director
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

Common Stock	Dean P. Kolocouris		82,000	Direct	*
	Director
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

Common Stock	Daniel P. Rains		140,000	Direct	*
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

All Directors and Executive Officers as a Group			8,688,478		34.69%

*	Represents less than one percent.

(1)	Represents 421,478 shares of common stock held in the Gino A. Riccelli Trust and 180,000 shares of common stock held in the Joseph A. Riccelli Trust. Both Trusts are for the sons of our Chief Financial Officer. Mr. Joseph Riccelli, Sr. is the trustee of both trusts.

By virtue of his stock ownership or control over our stock, Mr. Riccelli, Sr. may be deemed to “control” the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

In August 2016, we issued 10,000 shares of our Common Stock each to two Directors, Mr. Robert Monsour and Mr. Daniel Rains. The shares were issued for services. The shares were valued at $.50 per share for a total of $5,000 for each Director.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2016 and 2015, our current auditors, Louis Plung & Company billed the Company $18,000 for professional services, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Revised Certificate of Incorporation****
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested]**
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Haas outdoors, Inc. and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005.***
10.7	Machinery Purchase Agreement.*****
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the years ended October 31, 2011 and 2010, (ii) the Balance Sheets at October 31, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended October 31, 2011 and 2010 and (iv) the notes to the Financial Statements.

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008
***	Previously filed as exhibits to Form 10-K/A filed November 23, 2009
****	Previously filed as exhibit to Form 10-K filed February 12, 2015.
*****	Previously filed as exhibit to Form 10-K filed January 28, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date:	February 3, 2017	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr.
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 3, 2017	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr.
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Chairman of the Board of Directors

Date:	February 3, 2017	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date:	February 3, 2017	by:	*
Robert D. Monsour
Director

Date:	February 3, 2017	by:	/s/ Daniel Rains
Daniel Rains
Director

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

October 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Innovative Designs, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying balance sheets of Innovative Designs, Inc. (a Delaware corporation) as of October 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the fiscal years then ended, and the related notes to the financial statements. Innovative Designs, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Designs, Inc. as of October 31, 2016 and 2015, and the results of its operations, and its cash flows for the fiscal years then ended, in accordance with accounting principles generally accepted in the United States of America.

/s/ Louis Plung & Company

Pittsburgh, Pennsylvania
February 3, 2017

INNOVATIVE DESIGNS, INC.

BALANCE SHEETS

October 31, 2016 and 2015

	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$502,777	$1,151,904
Accounts receivable	72,143	85,827
Inventory - net of inventory reserve of $40,000	936,587	924,054
Inventory on consignment	1,625	-
Deposits on inventory	-	78,320
Prepaid expenses	17,485	7,619
Total current assets	1,530,617	2,247,724

PROPERTY AND EQUIPMENT - NET	176,925	51,200

OTHER ASSETS
Advance to employee	4,000	-
Deposit on equipment	617,000	420,000
TOTAL OTHER ASSETS	621,000	420,000

TOTAL ASSETS	$2,328,542	$2,718,924

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$116,512	$119,360
Current portion of notes payable	15,467	14,657
Accrued interest expense	49,885	78,251
Due to stockholders	119,000	354,130
Accrued expenses	93,333	92,533
Total current liabilities	394,197	658,931

LONG TERM LIABILITIES
Long-term portion of notes payable	188,891	235,146

TOTAL LIABILITIES	583,088	894,077

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized as of October 31, 2016 and 2015, and 25,370,310 and 24,371,310 issued and outstanding as of October 31, 2016 and 2015, respectively	2,537	2,437
Additional paid-in capital	9,455,674	8,902,744
Accumulated deficit	(7,712,757)	(7,080,334)
Total stockholders’ equity	1,745,454	1,824,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,328,542	$2,718,924

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS

For the Fiscal Years Ended October 31, 2016 and 2015

	2016	2015

REVENUES - NET OF RETURNS AND ALLOWANCES	$602,062	$772,900

OPERATING EXPENSES
Cost of sales	303,544	371,715
Selling, general and administrative expenses	865,310	816,235

LOSS FROM OPERATIONS	(566,792)	(415,050)

OTHER INCOME (EXPENSE)
Loss on sale of equipment	-	(3,363)
Other Income (Expense)	(2,497)	385
Interest expense	(63,134)	(93,572)

TOTAL OTHER INCOME (EXPENSE)	(65,631)	(96,550)

NET LOSS	$(632,423)	$(511,600)

PER SHARE INFORMATION
Basic

Net Loss Per Common Share	$(0.025)	$(0.022)

Weighted Average Number of Common Shares Outstanding	25,125,302	23,438,254

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended October 31, 2016 and 2015

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2014	22,438,043	$2,244	$7,522,487	$(6,568,734)	$955,997

Shares issued for services	107,000	10	98,990	-	99,000

Shares issued for debt conversion	122,667	12	91,988	-	92,000

Sale of stock	1,703,600	171	1,189,279	-	1,189,450

Net loss	-	-	-	(511,600)	(511,600)

Balance at October 31, 2015	24,371,310	2,437	8,902,744	(7,080,334)	1,824,847

Shares issued for services	120,000	12	67,188	-	67,200

Shares issued for fixed assets	30,000	3	23,997	-	24,000

Sale of stock	849,000	85	461,745	-	461,830

Net loss	-	-	-	(632,423)	(632,423)

Balance at October 31, 2016	25,370,310	$2,537	$9,455,674	$(7,712,757)	$1,745,454

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended October 31, 2016 and 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(632,423)	$(511,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services and interest expense	67,200	99,000
Amortization	-	1,010
Depreciation	21,024	9,737
Provision for inventory reserves	-	(6,000)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	13,684	(21,529)
Decrease in other receivables	-	30,000
Increase in inventory	(12,533)	(28,494)
Increase in inventory on consignment	(1,625)	-
(Increase) decrease on deposits on inventory	78,320	(78,320)
Increase in prepaid insurance	(9,866)	(4,738)
Increase in advance to employee	(4,000)	-
Increase (decrease) in accounts payable	(2,848)	31,427
Decrease in accrued interest expense	(28,366)	(14,236)
Increase in accrued expenses	800	5,267

Net cash used in operating activities	(510,633)	(488,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(122,749)	(8,111)
Loss on sale of equipment	-	3,363
Deposits on equipment	(197,000)	(420,000)

Net cash used in investing activities	(319,749)	(424,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	461,830	1,189,450
Payments on stockholder advances	(235,130)	(45,000)
Proceeds from stockholder advances	-	69,130
Payments on notes payable	(45,445)	(137,133)
Net cash provided by financing activities	181,255	1,076,447

Net increase (decrease) in cash equivalents	(649,127)	163,223

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,151,904	988,681

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$502,777	$1,151,904

Supplemental disclosure of cash flow information:
Stock issuance for debt and interest conversion	$-	$92,000
Cash paid for interest	$91,500	$107,808
Stock issuance for fixed asset additions	$24,000	$-

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year End - The Company’s fiscal year ends on October 31. The fiscal years ending October 31, 2016 and 2015 are referred to as 2016 and 2015, respectively, throughout the Company’s financial statements.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Revenue is derived from sales of the Company’s recreational products, such as Arctic Armor, and our house wrap line of products. Sales of these items are recognized when the items are shipped. The Company offers a 5 day return policy and no warranty on all of its products. All sales outside the United States are entered into using the U.S. dollar as its functional currency. During 2016 and 2015, the Company took back certain products from customers that accounted for $9,531 and $19,036, respectively in revenue. The Company was not required to accept these returns but made a business decision to do so.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of the Company’s debt instruments approximates their fair values as the interest is tied to or approximates market rates.

Estimated Uncollectable Accounts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2016 and 2015, accordingly, no allowance for doubtful accounts is provided.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Inventory - Inventory consists primarily of finished goods. In 2016, the Company adopted Accounting Standard Update (ASU) 2015-11, “Inventory-Simplifying the Measurement of Inventory,” which changed how inventory is valued. Inventory is stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. A reserve balance of approximately $40,000 was recorded as of October 31, 2016 and 2015. The reserve is evaluated on a quarterly basis and adjusted accordingly.

Deposits on Inventory - The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished purchase orders are received by the Company, the deposits associated with those purchase orders are transferred into inventory. As of October 31, 2016 and 2015 the Company has $- and $78,320 on deposit for the production of apparel, respectively.

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

Deposits on Equipment - On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2016, the Company has made payments of $500,000 in accordance with the agreement, and made a $100,000 pre-payment as the machine is not yet producing Insultex. Additionally, the Company has incurred $17,000 of additional expenses related to shipping.

Impairment of Long-lived Assets - Management of the Company considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded in 2016 and 2015.

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

Concentration of Credit Risk - The Company maintains its cash and cash equivalents with a financial institution which management believes to be of high credit quality. Their accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 in coverage. The balances in these accounts may, at times, exceed the federally insured limits. The Company has not experienced any losses on the deposits and management believes the Company is not exposed to any significant credit risk related to these accounts. As of October 31, 2016 and 2015, the Company had $60,054 and $905,770 of uninsured cash balances, respectively.

Shipping and Handling - Shipping costs associated with acquiring inventories are charged to cost of goods sold when incurred. The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice and are included in revenue at the time the merchandise is shipped. The shipping and handling costs associated with customer orders was $28,877 and $38,727 as of October 31, 2016 and 2015, respectively.

Net Income Per Common Share - The Company calculates net income per share in accordance with ASC Topic 260 “Earnings per Share”. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. The Company only has common stock outstanding for 2016 and 2015. As a result, diluted earnings per share was not calculated.

Stock-Based Compensation - The Company accounts for stock based compensation in accordance with ASC Topic 718 “Compensation - Stock Compensation”. In accordance with the provisions of ASC 718 share-based payment transactions with employees are measured based on the fair value of the nonequity instruments issued on the grant date or on the fair value of the liabilities incurred. Share-based payments to nonemployees are measured and recognized using the fair-value method, based on the fair value of the equity instruments issued or the fair value of goods or services received, whichever is more reliably measured.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

In July 2015, the FASB issued ASU 2015-11, “Inventory – Simplifying the Measurement of Inventory”, which requires that an entity measure their inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. It should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Management has updated the financial statements and notes thereto to adopt this guidance as of October 31, 2016.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes”, which requires that an entity list its deferred tax liabilities and assets as noncurrent in a classified statement of financial position. For public business entities, ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 including interim periods within fiscal years beginning after December 15, 2016. It can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Management has determined that the adoption of this guidance will not have any impact on the financial statements and notes thereto.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which added a requirement than an entity, when acting as a lessee, should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For public business entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2019 including interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. Management is determining if the adoption of this guidance will have any impact on the financial statements and notes thereto.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2016	2015

Equipment	$217,577	$70,830
Furniture and fixtures	11,083	11,092
Leasehold improvements	4,806	4,806
Automobile	9,121	9,121
	242,587	95,849

Less accumulated depreciation	65,662	44,639

Property and equipment - net	$176,925	$51,210

Depreciation expense for the years ended October 31, 2016 and 2015 was $21,024 and $9,737, respectively.

3.	BORROWINGS

Borrowings at October 31, 2016 and 2015 consisted of the following:

	2016	2015

Due to Stockholders

Note Payable $8,000 - Roberta Riccelli, February 2012. Due June 17, 2012; interest is 10% for 120 days. Note was extended through a verbal agreement with no set maturity date.	5,000	5,000

Note Payable $50,000 - Joseph Riccelli, Sr., July 2012. Due January 9, 2013; interest is 10% for 120 days. Note was extended through a verbal agreement with no set maturity date.	-	45,000

Note Payable $20,000 - Corinthian Development, January 15, 2013. Due May 15, 2013; payable on demand; interest is 10%; Note was extended through a verbal agreement with no set maturity date.	10,000	10,000

Note Payable $25,000 - Sol & Tina Waxman Family Foundation, March 2015. Due December 19, 2016; payable on demand; interest is 10%.	25,000	50,000

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	2016	2015

Note Payable $90,000 - Joseph Riccelli, Sr., May 2013. Due November 22, 2013; interest is 10% for 180 days. Note was extended through a verbal agreement with no set maturity date.	79,000	90,000

Note Payable $55,000 - Joseph Riccelli, Sr., September 2013. Due March 23, 2014; interest is 10% for 180 days. Note was extended through a verbal agreement with no set maturity date.	-	55,000

Note Payable $50,000 - Joseph Riccelli, Sr., May 2014. Due November 12, 2014; interest is 10% for 180 days. Note was extended through a verbal agreement with no set maturity date.	-	50,000

Note Payable $69,130 - Riccelli Properties, February 2015. Due February 26, 2016; interest is 10% annually.	-	49,130

Total Due to Stockholders	$119,000	$354,130

Notes Payable

Note Payable - U.S. Small Business Administration. Due July 2035; payable in monthly installments of $1,820 including interest at 2.9% annum.	$204,358	$249,803

Total Borrowings	323,358	603,933

Less Due to Stockholders	119,000	354,130

Less Current Portion of Notes Payable	15,467	14,657

Total Long Term Portion of Notes Payable	$188,891	$235,146

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Maturities of long-term debt are as follows:

Year Ending		Notes
October 31	Stockholders	Payable	Amount Due

2017	$119,000	$15,467	$134,467
2018	-	16,585	16,585
2019	-	17,115	17,115
2020	-	17,606	17,606
2021	-	18,135	18,135
Thereafter	-	119,450	119,450

Total	$119,000	$204,358	$323,358

DUE TO STOCKHOLDERS

In February 2012, the Company entered into a note payable with Roberta Riccelli for $8,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance as of October 31, 2016 and 2015 was $5,000.

In July 2012, the Company entered into a note payable with its president, Joseph Riccelli, Sr., for $50,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance at October 31, 2015 was $45,000. This balance was paid in full in 2016.

In January 2013, the Company entered into a note payable with Corinthian Development for $20,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 4 months. This note was extended through a verbal agreement. The loan balance at October 31, 2016 and 2015 was $10,000.

In May 2013, the Company entered into a note payable with the Sol & Tina Waxman Family Foundation for $100,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% on December 31, 2013. The Company’s CEO has pledged 250,000 shares of his stock, as collateral. This note is also personally guaranteed by the Company’s CEO. This note was converted into a $60,000 note due March 31, 2015 after $40,000 in principal and $10,000 in interest was paid, and subsequently converted into a $25,000 note due December 19, 2016 after $15,000 in principal and $4,000 in interest was paid. The loan balance at October 31, 2016 and 2015 was $25,000 and $50,000, respectively.

In May 2013, the Company entered into a note payable with its CEO, Joseph Riccelli, Sr., for $90,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 180 days. This note was extended through a verbal agreement. The loan balance at October 31, 2016 and 2015 was $79,000 and $90,000, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

In September 2013, the Company entered into a note payable with its CEO, Joseph Riccelli, Sr., for $55,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 180 days. This balance was paid in full during 2016. The loan balance at October 31, 2015 was $55,000.

In May 2014, the Company entered into a note payable with its CEO, Joseph Riccelli, Sr., for $50,000. The loan is used to fund operations of the Company. The loan is due on demand, including interest at 10% for 180 days. This note was extended through a verbal agreement. This balance was paid in full during 2016. The loan balance as of October 31, 2015 was $50,000.

During February 2015, the Company entered into a note payable agreement with Riccelli Properties, which is wholly owned and operated by the Company’s Chief Executive Officer, Joseph Riccelli, Sr., in the amount of $69,130. This amount reflects payments made by Riccelli Properties on other debt obligations of the Company with proceeds of the sale of real estate. The note has a term of one year and an interest rate of 10%. This loan balance was paid in full during 2016. The loan balance as of October 31, 2015 was $49,130.

NOTES PAYABLE

In July 2005, the Company was approved for a low interest promissory note from the U.S. Small Business Administration in the amount of $280,100. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, of $1,820 are due each month beginning February 13, 2006. The loan balance was $204,358 and $249,803 at October 31, 2016 and 2015, respectively. This note is guaranteed by the Company’s CEO.

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

Revenues from two customers were approximately 31% of the Company’s revenues for the fiscal year ended October 31, 2016. Revenues from one customer were approximately 20% of the Company’s revenues for the fiscal year ended October 31, 2015.

Three customers accounted for approximately 65% of the Company’s accounts receivable as of October 31, 2016. Accounts receivable from four customers were approximately 75% of the Company’s accounts receivable as of October 31, 2015.

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company. Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia, and one manufacturer that produces house wrap on behalf of the Company in Massachusetts.

6.	INCOME TAXES

In prior years the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2015 tax year, fiscal year end October 31, 2016, the Company had net operating loss carryforwards of approximately $2,000,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2024 tax year, fiscal year end October 31, 2025. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2016	2015

Net operating loss carryforward	$2,000,000	$1,498,000
Depreciation	-	-
Net deferred tax assets before valuation allowance	2,000,000	1,498,000
Less: Valuation allowance	(2,000,000)	(1,498,000)

Net deferred tax assets	$-	$-

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of October 31, 2016 and 2015, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2016	2015

Federal statutory rate	34%	34%
Effect of net operating losses	(34)%	(34)%

Effective income tax rate	-	-

The Company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

7.	COMMITMENTS

The Company currently maintains two locations which are leased pursuant to oral agreements on a month-to-month basis. The Company leases offices from Riccelli Properties, which is solely owned by our Chief Executive Officer, Joseph Riccelli, Sr., for $700 per month. This lease expired in April 2015 and was not renewed. The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of our Chief Executive Officer, for $3,500 per month. For the years ended October 31, 2016 and 2015, rent expense totaled $42,000 and $46,200, respectively.

8.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$227,886	$110,278	$159,643	$104,255	$602,062

Income/(loss) from operations	(114,732)	(112,037)	(101,300)	(238,723)	(566,792)

Net income (loss)	$(133,212)	$(131,563)	$(116,456)	$(251,192)	$(632,423)

Weighted average shares outstanding	24,614,082	25,185,643	25,340,310	25,362,643	25,125,302

Basic income/(loss) per share	(0.005)	(0.005)	(0.005)	(0.010)	(0.025)

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$286,789	$216,377	$46,598	$223,136	$772,900

Income/(loss) from operations	2,146	66,529	269,260	(752,985)	(415,050)

Net income (loss)	$(15,590)	$(90,448)	$(233,958)	$(171,604)	$(511,600)

Weighted average shares outstanding	22,640,706	23,108,564	23,723,118	24,257,093	23,438,254

Basic income/(loss) per share	(0.001)	(0.004)	(0.010)	(0.007)	(0.022)

9.	SEGMENT INFORMATION

We have organized our operations into two segments as discussed in Note 1 to the financial statements. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the fiscal years ending October 31, 2016 and 2015:

	2016	2015

Revenues:
Apparel	$231,268	$357,282
Housewrap	370,794	415,618
Total Revenues	$602,062	$772,900

Assets:
Apparel	$1,040,917	$2,193,494
Housewrap	1,287,625	525,430
Total	$2,328,542	$2,718,924

Capital Expenditures:
Apparel	$-	$8,111
Housewrap	319,299	420,000
Total	$319,299	$428,111

Depreciation:
Apparel	$2,072	$1,941
Housewrap	18,952	7,796
Total	$21,024	$9,737

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

10.	COMMON STOCK

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

During the three month period ended October 31, 2016 the Company issued 30,000 shares to three individuals for services performed during the period. The shares were issued at $0.50 per share or an aggregate price of $15,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

11.	RELATED PARTY TRANSACTIONS

The Company has entered into various debt agreements with related parties. These agreements are classified as shareholder loans within Note 3 to the financial statements.

The Company has entered into 2 verbal lease agreements as further discussed in Note 7 to the financial statements.

12.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through February 3, 2017, the date these financial statements were available to be issued. During their evaluation, the following subsequent event item was identified

On November 4, 2016, the Federal Trade Commission (FTC) filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, number 16-1669. In the complaint, the FTC alleges that, among other matters, the Company does not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as redress a rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. The parties are currently in the discovery phase.

The Company strong denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment

Page Intentionally Left Blank