Form 10-Q
period 2017-01-31
INNOVATIVE DESIGNS INC
filed 2017-03-20
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2017

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

As of March 17, 2017, there were 25,400,310 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:     YES  ☐    NO  ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2017

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

January 31, 2017 (Unaudited) and October 31, 2016

	2017	2016

ASSETS

CURRENT ASSETS
Cash	$459,007	$502,777
Accounts receivable	71,172	72,143
Inventory - net of obsolete inventory reserve of $40,000	862,512	936,587
Inventory on consignment	1,625	1,625
Prepaid expenses	12,155	17,485
Total current assets	1,406,471	1,530,617

PROPERTY AND EQUIPMENT - NET	179,195	176,925

OTHER ASSETS
Advance to employee	4,000	4,000
Deposits on equipment	617,000	617,000

TOTAL ASSETS	$2,206,666	$2,328,542

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$141,764	$116,512
Current portion of notes payable	15,467	15,467
Accrued interest expense	52,554	49,885
Due to shareholders	102,100	119,000
Accrued expenses	92,123	93,333
Total current liabilities	404,008	394,197

Long-term portion of notes payable	176,444	188,891

TOTAL LIABILITIES	580,452	583,088

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 25,370,310 issued and outstanding as of January 31, 2017 and October 31, 2016	2,537	2,537
Additional paid-in capital	9,455,674	9,455,674
Accumulated deficit	(7,831,997)	(7,712,757)
Total stockholders' equity	1,626,214	1,745,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,206,666	$2,328,542

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three Month Period Ended January 31, 2017 and 2016 (Unaudited)

	Three Month Periods Ended January 31,
	2017	2016

REVENUES - NET	$169,210	$227,886

OPERATING EXPENSES:
Cost of sales	77,126	98,754
Selling, general and administrative expenses	202,838	243,864
	279,964	342,618

LOSS FROM OPERATIONS	(110,754)	(114,732)

OTHER EXPENSE
Miscellaneous expense	1,437	-
Interest expense	7,049	18,480
Total other expense	8,486	18,480

NET LOSS	$(119,240)	$(133,212)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.005)	$(0.005)

Weighted Average Number of Common Shares Outstanding	25,370,310	24,614,082

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

January 31, 2017 (Unaudited) and October 31, 2016

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2015	24,371,310	$2,437	$8,902,744	$(7,080,334)	$1,824,847

Shares issued for services	120,000	12	67,188	-	67,200

Shares issued for fixed assets	30,000	3	23,997	-	24,000

Sale of stock	849,000	85	461,745	-	461,830

Net loss	-	-	-	(632,423)	(632,423)

Balance at October 31, 2016	25,370,310	2,537	9,455,674	(7,712,757)	1,745,454

Net loss	-	-	-	(119,240)	(119,240)

Balance at January 31, 2017	25,370,310	$2,537	$9,455,674	$(7,831,997)	$1,626,214

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Three Month Period Ended January 31, 2017 and 2016 (Unaudited)

	For the Three Month Periods Ended
	January 31, 2017	January 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,240)	$(133,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	52,200
Depreciation	7,730	2,212
Changes in assets and liabilites:
(Increase) decrease in accounts receivable	971	(37,431)
(Increase) decrease in inventory	74,075	(96,588)
Decrease in deposits on inventory	-	78,320
Decrease in prepaid expenses	5,330	6,254
Increase (decrease) in accounts payable	25,252	(473)
Increase (decrease) in accrued interest expense	2,669	(40,997)
Increase (decrease) in accrued expenses	(1,210)	72,651
Net cash used in operating activities	(4,423)	(97,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits on equipment	-	(147,000)
Capital expenditures	(10,000)	(78,299)
Net cash used in investing activities	(10,000)	(225,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	314,830
Payments on shareholder advances	(16,900)	(33,229)
Payments on notes payable	(12,447)	(10,193)
Net cash (used in) provided by financing activities	(29,347)	271,408

Net decrease in cash	(43,770)	(50,955)

CASH, BEGINNING OF YEAR	502,777	1,151,904

CASH, END OF THE PERIOD	$459,007	$1,100,949

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,380	$59,477

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Period Ended January 31, 2017 and 2016 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of January 31, 2017, the changes therein for the three month period then ended and the results of operations for the three month period ended January 31, 2017 and 2016.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2016. The results of operations for the three month period ended January 31, 2017 and 2016 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at January 31, 2017 and October 31, 2016 of $40,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

Three Month Period Ended January 31, 2017 and 2016 (Unaudited)

NOTE 6.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $7,900 and $9,300 for the three month periods ended January 31, 2017 and 2016, respectively.

NOTE 7.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to made after the first commercial production run of INSULTEX is completed. As of January 31, 2017, the Company has made payments of $600,000. During 2016 Ketut Jaya and the Company entered into a verbal agreement, due to delays in installing and having the machinery and equipment producing insultex, to advance the third installment of $100,000. As of March 17, 2017 the machinery and equipment is not installed or producing insultex. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment, during the fourth quarter of 2016.

NOTE 8.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the three month period ended January 31, 2017 and 2016:

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Period Ended January 31, 2017 and 2016 (Unaudited)

	2017	2016

Revenues:
Apparel	$146,063	$173,011
Housewrap	23,147	54,875
Total Revenues	$169,210	$227,886

Assets:
Apparel	$955,112	$1,690,387
Housewrap	1,251,554	1,250,114
Total	$2,206,666	$2,940,501

Capital Expenditures:
Housewrap	$10,000	$225,299
Total	$10,000	$225,299

Depreciation:
Apparel	$1,775	$247
Housewrap	5,955	1,965
Total	$7,730	$2,212

NOTE 9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through March 17, 2017, which is the date financial statements were available to be issued. The following subsequent event item was identified by the Company.

On February 13, 2017, the Company issued 30,000 shares of stock for services valued at $7,500.

INNOVATIVE DESIGNS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended January 31, 2017 with the Three Month Period Ended January 31, 2016.

The following table shows a comparison of the results of operations between the three month periods ended January 31, 2017 and January 31, 2016:

	Three Month		Three Month
	Period Ended		Period Ended
	January 31,	% of	January 31,	% of	Increase
	2017	Sales	2016	Sales	(Decrease)	% Change

REVENUE	$169,210	100.00%	$227,886	100.00%	$(58,676)	-25.75%

OPERATING EXPENSES
Cost of sales	77,126	45.58%	98,754	43.33%	(21,628)	-21.90%
Selling, general and administrative expenses	202,838	119.87%	243,864	107.01%	(41,026)	-16.82%

Loss from operations	(110,754)	-65.45%	(114,732)	-50.35%	3,978	-3.47%

OTHER EXPENSE
Miscellaneous expense	1,437	0.85%	-	0.00%	1,437	#DIV/0!
Interest expense	7,049	4.17%	18,480	8.11%	(11,431)	-61.86%

Net loss	$(119,240)	-70.47%	$(133,212)	-58.46%	$13,972	-10.49%

Revenues for the quarter ended January 31, 2017 were $169,210 compared to revenues of $227,886 for the quarter ended January 31, 2016. The decrease is caused, by the decrease in our apparel sales and the sales in our House Wrap product line. The apparel sales were adversely affected by warm weather. In December 2016, we voluntarily ceased advertising our House Wrap products as a result of the legal action brought by the Federal Trade Commission (“FTC”). See Note 8 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three month period ended January 31, 2017 was ($119,240).

Our selling, general and administrative expenses were $202,838 for the three months ended January 31, 2017 compared to $243,864 for the three month period ended January 31, 2016. The decrease was a result, in part, by lower professional fees which were $83,597 compared to $111,871 for the three months ended January 31, 2016. The majority of our professional fees relate to the legal fees incurred in connection with the FTC matter. We expect our legal fees to continue to be a significant part of our professional fees during the pendency of the FTC matter.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the quarter ended January 31, 2017, we funded our operations from revenues from sales.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our House Wrap product and to purchase equipment needed for the manufacture of the INSULTEX product. The Company has reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company took delivery of the equipment in December 2015. The machine will have to be in compliance with certain environmental regulations before it can be operated. The Company has not made an estimate of the costs required for bringing the machine into compliance but, it is estimated to be substantial. The Company has currently made deposits of $600,000 on the equipment. The Company has incurred $17,000 of additional expenses related to shipping during the fourth quarter of 2016. The Company will produce INSULTEX under its own brand name. See Note 7 of the Notes to the Condensed Financial Statements.

Long Term: The Company will continue to fund its operations from revenues, borrowings from private parties and the possible sale of our securities. Should we not be able to rely on the private sources for borrowing and /or increased sales, our operations could be severely affected as we would not be able to fund our purchase orders to our suppliers for finished goods and our efforts to produce our own INSULTEX would be delayed.

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDING

The Company is engaged in a matter with the Federal Trade Commission. A Form 8-K filed November 4, 2016, describing this matter is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended January 31, 2017, the Company issued no stock.

On February 13, 2017, the Company issued 30,000 shares to a director of the Company for services performed. The shares were issued at $0.25 per share or an aggregate price of $7,500. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the quarter ended January 31, 2017, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first quarter of 2017 and the prior fiscal year 10-K filing, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended January 31, 2017 and Form 10-K for the fiscal year ended October 31, 2016 within the timeline established by the SEC and was required to seek an extension for filing the form.

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

INNOVATIVE DESIGNS, INC.

ITEM 6.	EXHIBITS

*3.1	Revised Certificate of Incorporation

**3.2	By-Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s Form 10-K filed February 12, 2015

**	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

99***	Incorporated by reference to the Company’s Current Report on Form 8-k, filed November 4, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: March 17, 2017	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr., Chief Executive Officer
and Chief Financial Officer

- 12 -