Form 10-Q
period 2017-04-30
INNOVATIVE DESIGNS INC
filed 2017-06-19
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2017

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

As of June 14, 2017, there were 25,530,310 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:  YES ☐     NO  ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2017

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

April 30, 2017 (Unaudited) and October 31, 2016

	2017	2016

ASSETS
CURRENT ASSETS
Cash	$342,845	$502,777
Accounts receivable	32,676	72,143
Inventory - net of obsolete inventory reserve of $40,000	823,809	936,587
Inventory on consignment	1,625	1,625
Prepaid expenses	21,069	17,485
Total current assets	1,222,024	1,530,617

PROPERTY AND EQUIPMENT - NET	171,632	176,925

OTHER ASSETS
Advance to employee	4,000	4,000
Deposits on equipment	617,000	617,000

Total other assets	621,000	621,000

TOTAL ASSETS	$2,014,656	$2,328,542

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$154,330	$116,512
Current portion of notes payable	15,467	15,467
Accrued interest expense	52,485	49,885
Due to shareholders	92,100	119,000
Accrued expenses	65,543	93,333
Total current liabilities	379,925	394,197

Long-term portion of notes payable	171,768	188,891

TOTAL LIABILITIES	551,693	583,088

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 25,400,310 and 25,370,310 issued and outstanding as of April 30, 2017 and October 31, 2016	2,540	2,537
Additional paid-in capital	9,463,171	9,455,674
Accumulated deficit	(8,002,748)	(7,712,757)
Total stockholders' equity	1,462,963	1,745,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,014,656	$2,328,542

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Six Month Periods Ended April 30, 2017 and 2016 (Unaudited)

	Three Month Periods Ended April 30,		Six Month Periods Ended April 30,
	2017	2016	2017	2016

REVENUES - NET	$39,162	$110,278	$208,372	$338,164

OPERATING EXPENSES:
Cost of sales	25,568	84,197	106,074	182,951
Selling, general and administrative expenses	170,741	152,090	378,212	395,954
	196,309	236,287	484,286	578,905

LOSS FROM OPERATIONS	(157,147)	(126,009)	(275,914)	(240,741)

OTHER EXPENSE
Miscellaneous expense	-	-	(3,424)	-
Interest expense	(3,604)	(19,526)	(10,653)	(38,006)
Total other expense	(3,604)	(19,526)	(14,077)	(38,006)

NET LOSS	$(160,751)	$(145,535)	$(289,991)	$(278,747)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.006)	$(0.006)	$(0.011)	$(0.011)

Weighted Average Number of Common Shares Outstanding	25,396,265	25,185,643	25,383,288	24,896,722

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

April 30, 2017 (Unaudited) and October 31, 2016

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2015	24,371,310	$2,437	$8,902,744	$(7,080,334)	$1,824,847

Shares issued for services	120,000	12	67,188	-	67,200

Shares issued for fixed assets	30,000	3	23,997	-	24,000

Sale of stock	849,000	85	461,745	-	461,830

Net loss	-	-	-	(632,423)	(632,423)

Balance at October 31, 2016	25,370,310	2,537	9,455,674	(7,712,757)	1,745,454

Shares issued for services	30,000	3	7,497	-	7,500

Net loss	-	-	-	(289,991)	(289,991)

Balance at April 30, 2017	25,400,310	$2,540	$9,463,171	$(8,002,748)	$1,462,963

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Six Month Periods Ended April 30, 2017 and 2016 (Unaudited)

	For the Six Month Periods Ended
	April 30, 2017	April 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(289,991)	$(278,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	7,500	52,200
Depreciation	15,293	7,605
Increase (decrease) from changes in:
Accounts receivable	39,467	(15,930)
Inventory	112,778	(84,111)
Inventory on consignment	-	(1,625)
Deposits on inventory	-	78,320
Prepaid expenses	(3,584)	(10,185)
Accounts payable	37,818	(34,449)
Accrued interest expense	2,600	(29,838)
Accrued expenses	(27,790)	58,295
Net cash used in operating activities	(105,909)	(258,465)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits on equipment	-	(167,000)
Capital expenditures	(10,000)	(88,299)
Net cash used in investing activities	(10,000)	(255,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	461,830
Payments on shareholder advances	(26,900)	(109,630)
Payments on notes payable	(17,123)	(20,925)
Net cash (used in) provided by financing activities	(44,023)	331,275

Net decrease in cash	(159,932)	(182,489)

CASH, BEGINNING OF YEAR	502,777	1,151,904

CASH, END OF THE PERIOD	$342,845	$969,415
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,053	$67,844
Supplemental schedule of noncash financing activies:
Stock issued for services related to fixed asset additions	$-	$24,000

The accompanying condensed notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Six Month Period Ended April 30, 2017 and 2016 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of April 30, 2017, the changes therein for the three and six month periods then ended and the results of operations for the three and six month periods ended April 30, 2017 and 2016.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2016. The results of operations for the three and six month periods ended April 30, 2017 and 2016 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the selling of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at April 30, 2017 and October 31, 2016 of $40,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

Six Month Period Ended April 30, 2017 and 2016 (Unaudited)

NOTE 6.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $11,000 and $17,000 for the six month periods ended April 30, 2017 and 2016, respectively.

NOTE 7.	COMMON STOCK

During the six month period ended April 30, 2017, the Company issued stock to one director for services. The stock was issued at a price of $0.25 per share. The Company issued 30,000 shares for services valued at $7,500. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

NOTE 8.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to made after the first commercial production run of INSULTEX is completed. As of April 30, 2017, the Company has made payments of $500,000 in accordance with the agreement, and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment.

NOTE 9.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the six month period ended April 30, 2017 and 2016:

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Six Month Period Ended April 30, 2017 and 2016 (Unaudited)

	2017	2016

Revenues:
Apparel	$157,861	$193,201
House Wrap	50,511	144,963
Total Revenues	$208,372	$338,164

Assets:
Apparel	$776,593	$1,970,346
House Wrap	1,238,063	871,314
Total	$2,014,656	$2,841,660

Capital Expenditures:
House Wrap	$10,000	$112,299
Total	$10,000	$112,299

Depreciation:
Apparel	$1,640	$921
House Wrap	13,653	6,684
Total	$15,293	$7,605

NOTE 10.	LEGAL PROCEEDINGS

On November 4, 2016, the Federal Trade Commission (FTC) filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, number 16-1669. In the complaint, the FTC alleges, that, among other matters, the Company does not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as redress of rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. The parties are currently in the discovery phase.

The Company strongly denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

NOTE 11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through June 14, 2017, which is the date financial statements were available to be issued. The Company identified the below subsequent events.

On April 25, 2017, the Company issued 100,000 shares of stock for services valued at $30,000.

On May 19, 2017, the Company issued 30,000 shares of stock for services valued at $10,200.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

•	Completing the development, design and prototypes of our products,
•	Obtaining retail stores or sales agents to offer and sell our products,
•	Developing our website to sell more of our products.

In an attempt to increase global business we recently entered into two separate agreements to market INSULTEX to the military market of India and to enter the apparel market in the United States.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended April 30, 2017 with the Three Month Period Ended April 30, 2016.

	Three Month		Three Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2017	Sales	2016	Sales	(Decrease)	% Change

REVENUE - NET	$39,162	100.00%	$110,278	100.00%	$(71,116)	-64.49%

OPERATING EXPENSES
Cost of sales	25,568	65.29%	84,197	76.35%	(58,629)	-69.63%
Selling, general and administrative expenses	170,741	435.99%	152,090	137.92%	18,651	12.26%

Loss from operations	(157,147)	-401.27%	(126,009)	-114.26%	(31,138)	24.71%

OTHER EXPENSE
Interest expense	(3,604)	-9.20%	(19,526)	-17.71%	15,922	-81.54%

Net loss	$(160,751)	-410.48%	$(145,535)	-131.97%	$(15,216)	10.46%

Revenues for the three month period ended April 30, 2017 were $39,162 compared to revenues of $110,278 for the three period ended April 30, 2016. The decrease is caused, by the decrease in our apparel sales and the sales in our House Wrap product line. The apparel sales were adversely affected by warm weather. In December 2016, we voluntarily ceased advertising our House Wrap products as a result of the legal action brought by the Federal Trade Commission (“FTC”). See Note 9 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three month period ended April 30, 2017 was ($160,751).

Our selling, general and administrative expenses were $170,741 for the three month period ended April 30, 2017 compared to $152,090 for the three month period ended April 30, 2016. The increase was a result of professional expenses being incurred in the second quarter of 2017, in the amount of approximately $84,000, a 63% increase from the comparable period.

INNOVATIVE DESIGNS, INC.

Comparison of the Six Month Period Ended April 30, 2017 with the Six Month Period Ended April 30, 2016.

The following table shows a comparison of the results of operations between the six month periods ended April 30, 2017 and April 30, 2016:

	Six Month		Six Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2017	Sales	2016	Sales	(Decrease)	% Change

REVENUE - NET	$208,372	100.00%	$338,164	100.00%	$(129,792)	-38.38%

OPERATING EXPENSES
Cost of sales	106,074	50.91%	182,951	54.10%	(76,877)	-42.02%
Selling, general and administrative expenses	378,212	181.51%	395,954	117.09%	(17,742)	-4.48%

Loss from operations	(275,914)	-132.41%	(240,741)	-71.19%	(35,173)	14.61%

OTHER EXPENSE
Miscellaneous expense	3,424	1.64%	-	0.00%	3,424	100.00%
Interest expense	10,653	5.11%	38,006	11.24%	(27,353)	-71.97%

Net loss	$(289,991)	-139.17%	$(278,747)	-82.43%	$(11,244)	4.03%

Revenues for the six month period ended April 30, 2017 were $208,372 compared to revenues of $338,164 for the six month period ended April 30, 2016. The decrease is caused, by the decrease in our apparel sales and the sales in our House Wrap product line. The apparel sales were adversely affected by warm weather. In December 2016, we voluntarily ceased advertising our House Wrap products as a result of the legal action brought by the Federal Trade Commission (“FTC”). See Note 9 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. During the six month period ended April 30, 2017 House Wrap sales totaled $50,511 in comparison with $144,963 during the six month period ended April 30, 2016. Our net loss for the six month period ended April 30, 2017 was ($289,991).

Our selling, general and administrative expenses were $378,212 for the six months ended April 30, 2017 compared to $395,954 for the six month period ended April 30, 2016. The decrease was a result, in part, by lower seasonal help expense and less advertising and promotional expense. We do not expect our seasonal help expense or advertising and promotional expenses to increase in the current fiscal year ending October 31, 2017.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the period ended April 30, 2017, we funded our operations from revenues from sales.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our INSULTEX products and to purchase equipment needed for the manufacture of the INSULTEX product. The Company reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company took delivery of the equipment in December 2015. The Company will have to have the machine installed and ensure that it can be operated in compliance with all environmental rules and regulations. The Company has not made an estimate of the cost required for bringing the operation of the machine into compliance with the environmental regulations but it is considered to be a substantial amount. We are in the permitting stage relating to environmental issues necessary to begin the installation of the equipment. The Company has currently made deposits of $600,000 on the equipment. The Company has incurred $17,000 of additional expenses related to shipping. The Company will produce INSULTEX under its own brand name. See Note 8 of the Notes to the Condensed Financial Statements.

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

During the six month period ended April 30, 2017, the Company issued stock to one director for services. The stock was issued at a price of $0.25 per share. The Company issued 30,000 shares for services valued at $7,500. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Subsequent to April 30, 2016, the Company issued stock for services. On April 25, 2017, the Company issued 100,000 shares of stock for services valued at $30,000. On May 19, 2017, the Company issued 30,000 shares of stock for services valued at $10,200. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended April 30, 2017, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first and second quarter of 2017, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended January 31, 2017 and April 30, 2017 within the timeline established by the SEC and was required to seek an extension for filing the form.

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

Innovative Designs, Inc.
Registrant

Date: June 14, 2017	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr., Chief Executive Officer
and Chief Financial Officer

- 13 -