Form 10-Q/A
period 2017-04-30
INNOVATIVE DESIGNS INC
filed 2017-06-19
CIK 1190370

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

Explanatory Note

The purpose of this Amendment No. 1 to Innovative Designs, Inc. Quarterly Report on Form 10-Q for the three and six months ended April 30, 2017 is to Item 2., Part II- Other Information. The second paragraph outlining securities issued subsequent to year end was removed.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q is presented as of the filing date of the original Form 10-Q and does not modify or update in any way the disclosures made in the original Form 10-Q.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the items noted above no other information included in the Company's original Form 10-Q is being amended by this Form 10-Q/A.

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

Innovative Designs, Inc.
Registrant

Date: June 19, 2017	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr., Chief Executive Officer
and Chief Financial Officer

- 13 -