Form 10-Q
period 2017-07-31
INNOVATIVE DESIGNS INC
filed 2017-09-15
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2017

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

As of September 14, 2017, there were 25,747,310 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:          YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2017

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

July 31, 2017 (Unaudited) and October 31, 2016

ASSETS

	2017	2016
CURRENT ASSETS
Cash	$264,908	$502,777
Accounts receivable	14,562	72,143
Inventory - net of obsolete inventory reserve of $40,000	794,375	936,587
Inventory on consignment	1,625	1,625
Prepaid expenses	17,861	17,485
Total current assets	1,093,331	1,530,617

PROPERTY AND EQUIPMENT - NET	168,969	176,925

OTHER ASSETS
Advance to employee	4,000	4,000
Deposits on equipment	617,000	617,000

Total other assets	621,000	621,000

TOTAL ASSETS	$1,883,300	$2,328,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$151,009	$116,512
Current portion of notes payable	15,467	15,467
Accrued interest expense	55,484	49,885
Due to shareholders	75,100	119,000
Accrued expenses	61,535	93,333
Total current liabilities	358,595	394,197

Long-term portion of notes payable	167,053	188,891

TOTAL LIABILITIES	525,648	583,088

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 25,747,310 and 25,370,310 issued and outstanding as of July 31, 2017 and October 31, 2016	2,575	2,537
Additional paid-in capital	9,543,926	9,455,674
Accumulated deficit	(8,188,849)	(7,712,757)
Total stockholders’ equity	1,357,652	1,745,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,883,300	$2,328,542

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Month Periods Ended July 31, 2017 and 2016 (Unaudited)

	Three Month Periods Ended July 31,		Nine Month Periods Ended July 31,
	2017	2016	2017	2016

REVENUES - NET	$41,811	$159,643	$250,183	$497,807

OPERATING EXPENSES:
Cost of sales	39,463	75,944	145,537	258,895
Selling, general and administrative expenses	183,868	184,999	562,080	580,953
	223,331	260,943	707,617	839,848

LOSS FROM OPERATIONS	(181,520)	(101,300)	(457,434)	(342,041)

OTHER EXPENSE
Miscellaneous expense	—	—	(2,559)	—
Interest expense	(5,446)	(15,156)	(16,099)	(53,162)
Total other expense	(5,446)	(15,156)	(18,658)	(53,162)

NET LOSS	$(186,966)	$(116,456)	$(476,092)	$(395,203)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.007)	$(0.005)	$(0.019)	$(0.016)

Weighted Average Number of Common Shares Outstanding	25,616,962	25,340,310	25,461,892	25,045,664

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

 CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

July 31, 2017 (Unaudited) and October 31, 2016

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at October 31, 2015	24,371,310	$2,437	$8,902,744	$(7,080,334)	$1,824,847

Shares issued for services	120,000	12	67,188	—	67,200

Shares issued for fixed assets	30,000	3	23,997	—	24,000

Sale of stock	849,000	85	461,745	—	461,830

Net loss	—	—	—	(632,423)	(632,423)

Balance at October 31, 2016	25,370,310	2,537	9,455,674	(7,712,757)	1,745,454

Shares issued for services	160,000	16	47,684	—	47,700

Sale of stock	217,000	22	40,568	—	40,590

Net loss	—	—	—	(476,092)	(476,092)

Balance at July 31, 2017	25,747,310	$2,575	$9,543,926	$(8,188,849)	$1,357,652

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Month Periods Ended July 31, 2017 and 2016 (Unaudited)

	For the Nine Month Periods Ended
	July 31, 2017	July 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(476,092)	$(395,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	47,700	52,200
Depreciation	22,856	14,384
Increase (decrease) from changes in:
Accounts receivable	57,581	28,013
Inventory	142,212	(53,713)
Inventory on consignment	—	(1,625)
Deposits on inventory	—	78,320
Prepaid expenses	(376)	(5,025)
Advance to employee	—	(4,000)
Accounts payable	34,497	(25,510)
Accrued interest expense	5,599	(20,018)
Accrued expenses	(31,798)	4,622
Net cash used in operating activities	(197,821)	(327,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits on equipment	—	(187,000)
Capital expenditures	(14,900)	(88,299)
Net cash used in investing activities	(14,900)	(275,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	40,590	461,830
Payments on shareholder advances	(43,900)	(179,630)
Payments on notes payable	(21,838)	(32,882)
Net cash (used in) provided by financing activities	(25,148)	249,318

Net decrease in cash	(237,869)	(353,536)

CASH, BEGINNING OF YEAR	502,777	1,151,904

CASH, END OF THE PERIOD	$264,908	$798,368

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,001	$73,180
Supplemental schedule of noncash financing activies:
Stock issued for services related to fixed asset additions	$—	$24,000

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Nine Month Period Ended July 31, 2017 and 2016 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of July 31, 2017, the changes therein for the three and nine month periods then ended and the results of operations for the three and nine month periods ended July 31, 2017 and 2016.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2016. The results of operations for the three and nine month periods ended July 31, 2017 and 2016 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the selling of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at July 31, 2017 and October 31, 2016 of $40,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

Nine Month Period Ended July 31, 2017 and 2016 (Unaudited)

NOTE 6.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $16,000 and $25,000 for the nine month periods ended July 31, 2017 and 2016, respectively.

NOTE 7.	COMMON STOCK

During the quarter ended April 30, 2017, the Company issued stock to one director for services. The stock was issued at a price of $0.25 per share. The Company issued 30,000 shares for services in February 2017 valued at $7,500. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

During the quarter ended July 31, 2017, the Company issued stock to one shareholder for services. The stock was issued at a price of $0.30 per share. The Company issued 100,000 shares to the stockholders for services in April 2017 valued at $30,000. The Company also issued 30,000 shares of stock to an individual valued at $0.34 per share for services in May 2017 valued at $10,200. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Additionally for the quarter ended July 31, 2017, the Company sold stock for a price ranging from $0.18-$0.22 per share. The Company sold 217,000 shares of stock in June and July of 2017 for an aggregate price of $40,590. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in this transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

NOTE 8.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to made after the first commercial production run of INSULTEX is completed. As of July 31, 2017, the Company has made payments of $500,000 in accordance with the agreement, and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Nine Month Period Ended July 31, 2017 and 2016 (Unaudited)

NOTE 9.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the nine month period ended July 31, 2017 and 2016:

	2017	2016

Revenues:
Apparel	$161,015	$195,949
House Wrap	89,168	301,858
Total Revenues	$250,183	$497,807

Assets:
Apparel	$680,465	$1,316,622
House Wrap	1,202,835	1,291,711
Total	$1,883,300	$2,608,333

Capital Expenditures:
House Wrap	$14,900	$88,299
Total	$14,900	$88,299

Depreciation:
Apparel	$5,184	$1,388
House Wrap	17,672	12,996
Total	$22,856	$14,384

NOTE 10.	LEGAL PROCEEDINGS

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Nine Month Period Ended July 31, 2017 and 2016 (Unaudited)

The Company strongly denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

NOTE 11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through September 14, 2017, which is the date financial statements were available to be issued. The Company identified the below subsequent event.

During August 2017, the Company entered into a notes payable agreement with Riccelli Properties for $40,672.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Completing the development, design and prototypes of our products,

●	Obtaining retail stores or sales agents to offer and sell our products,

●	Developing our website to sell more of our products.

In an attempt to increase global business we recently entered into two separate agreements to market INSULTEX to the military market of India and to enter the apparel market in the United States.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended July 31, 2017 with the Three Month Period Ended July 31, 2016.

	Three Month		Three Month
	Period Ended		Period Ended
	July 31,	% of	July 31,	% of	Increase
	2017	Sales	2016	Sales	(Decrease)	% Change

REVENUE - NET	$41,811	100.00%	$159,643	100.00%	$(117,832)	-73.81%

OPERATING EXPENSES
Cost of sales	39,463	94.38%	75,944	47.57%	(36,481)	-48.04%
Selling, general and
administrative expenses	183,868	439.76%	184,999	115.88%	(1,131)	-0.61%

Loss from operations	(181,520)	-434.14%	(101,300)	-63.45%	(80,220)	79.19%

OTHER EXPENSE
Interest expense	(5,446)	-13.03%	(15,156)	-9.49%	9,710	-64.07%

Net loss	$(186,966)	-447.17%	$(116,456)	-72.95%	$(70,510)	60.55%

Revenues for the three month period ended July 31, 2017 were $41,811 compared to revenues of $159,643 for the three month period ended July 31, 2016. The decrease is caused by the decrease in our apparel sales and the sales in our House Wrap product line. The apparel sales were adversely affected by warm weather. In December 2016, we voluntarily ceased advertising our House Wrap products as a result of the legal action brought by the Federal Trade Commission (“FTC”). See Note 9 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three month period ended July 31, 2017 was ($186,966). During the period revenue from apparel sales was $3,484. Revenue from House Wrap sales was $38,327.

Our selling, general and administrative expenses were $183,868 for the three month period ended July 31, 2017 compared to $184,999 for the three month period ended July 31, 2016. Professional fees for the period were $82,258, and consisted primarily of legal fees related to the FTC matter. We expect our professional fees to continue to be substantial during the course of this legal matter.

INNOVATIVE DESIGNS, INC.

Comparison of the Nine Month Period Ended July 31, 2017 with the Nine Month Period Ended July 31, 2016.

The following table shows a comparison of the results of operations between the nine month periods ended July 31, 2017 and July 31, 2016:

	Nine Month		Nine Month
	Period Ended		Period Ended
	July 31,	% of	July 31,	% of	Increase
	2017	Sales	2016	Sales	(Decrease)	% Change

REVENUE - NET	$250,183	100.00%	$497,807	100.00%	$(247,624)	-49.74%

OPERATING EXPENSES
Cost of sales	145,537	58.17%	258,895	52.01%	(113,358)	-43.79%
Selling, general and administrative expenses	562,080	224.67%	580,953	116.70%	(18,873)	-3.25%

Loss from operations	(457,434)	-182.84%	(342,041)	-68.71%	(115,393)	33.74%

OTHER EXPENSE
Miscellaneous expense	(2,559)	-1.02%	—	0.00%	(2,559)	#DIV/0!
Interest expense	(16,099)	-6.43%	(53,162)	-10.68%	37,063	-69.72%
Total other expense	(18,658)

Net loss	$(476,092)	-190.30%	$(395,203)	-79.39%	$(80,889)	20.47%

Revenues for the nine month period ended July 31, 2017 were $250,183 compared to revenues of $497,807 for the nine month period ended July 31, 2016. The decrease is caused, by the decrease in our apparel sales and the sales in our House Wrap product line. The apparel sales were adversely affected by warm weather. In December 2016, we voluntarily ceased advertising our House Wrap products as a result of the legal action brought by the Federal Trade Commission (“FTC”). See Note 9 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. During the nine month period ended July 31, 2017 House Wrap sales totaled $89,168 in comparison with $301,858 during the nine month period ended July 31, 2016. Our net loss for the nine month period ended July 31, 2017 was ($476,092).

Our selling, general and administrative expenses were $562,080 for the nine months ended July 31, 2017 compared to $580,953 for the nine month period ended July 31, 2016. The decrease was a result, in part, by lower seasonal help expense and less advertising and promotional expense. We do not expect our seasonal help expense or advertising and promotional expenses to increase in the current fiscal year ending October 31, 2017. Our professional fees for this period ended July 31, 2017, were $225,363 compared to professional fees of $201,202 for the nine month period ended July 31, 2016. The increase is a result of the legal fees related to the ongoing legal matter involving the Company and the FTC.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the period ended July 31, 2017, we funded our operations from revenues from sales.

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

During the quarter ended April 30, 2017, the Company issued stock to one director for services. The stock was issued at a price of $0.25 per share. The Company issued 30,000 shares for services in February 2017 valued at $7,500. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

During the quarter ended July 31, 2017, the Company issued stock to one shareholder for services. The stock was issued at a price of $0.30 per share. The Company issued 100,000 shares to the stockholders for services in April 2017 valued at $30,000. The Company also issued 30,000 shares of stock to an individual valued at $0.34 per share for services in May 2017 valued at $10,200. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Additionally for the quarter ended July 31, 2017, the Company sold stock for a price ranging from $0.18-$0.22 per share. The Company sold 217,000 shares of stock in June and July of 2017 for an aggregate price of $40,590. There were a total of three investors all of whom were existing stockholders. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in this transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended July 31, 2017, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first, second and third quarters of 2017, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended January 31, 2017, April 30, 2017 and July 31, 2017 within the timeline established by the SEC and was required to seek an extension for filing the form.

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

Innovative Designs, Inc.
Registrant

Date: September 14, 2017	by:	/s/ Joseph Riccelli
Joseph Riccelli, Sr., Chief Executive Officer
and Chief Financial Officer