Form 10-K
period 2017-10-31
INNOVATIVE DESIGNS INC
filed 2018-01-29
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934. For the fiscal year ended October 31, 2017

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934. For the Transition period from _______ to ________.

Commission file number: 000-51791

Innovative Designs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0465528
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

124 Cherry Street
Pittsburgh, Pennsylvania	15223
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $367,955.

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer based on the closing price of $0.75 on January 25, 2018, as reported by the OTCQB, was $13,889,874.

The number of shares of the issuer’s common stock outstanding, as of January 25, 2018, was 26,793,310.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ITEM 1.	DESCRIPTION OF BUSINESS.

The Company was incorporated in the State of Delaware on June 25, 2002. We operate in two separate business segments; cold weather clothing and a house wrap for the building construction industry. Both of our segment lines use products made from INSULTEX, which is a low density foamed polyethylene with buoyancy, scent block, and thermal resistant properties. We have a license agreement directly with the owner of the INSULTEX Technology. In December 2015, we took delivery of equipment capable of producing INSULTEX. We intend to use the equipment to produce our own INSULTEX for use in our house wrap product as well as sale of INSULTEX to others. We will continue to operate under the license agreement for the manufacture of INSULTEX used in our cold weather clothing.

Other companies are free to purchase INSULTEX from us assuming that it is a company within the distribution jurisdiction that we have, which is worldwide with the exception of Korea and Japan. Other than Korea and Japan, we are the sole worldwide supplier/distributor of the INSULTEX material.

We offer the following products containing INSULTEX:

●	Floating Swimwear: Product under our product name “Swimeez”. Our swimwear is designed to be a swim aid. The interior lining of our swimwear product is made from INSULTEX, which enhances floatability. This product was discontinued during 2010 and we are only selling from our existing inventory.

●	Hunting Apparel Line: Our hunting apparel provides almost total block from odors provided by the INSULTEX material. This product was discontinued during 2010 and we are only selling from our existing inventory.

●	Arctic Armor Line: The Arctic Armor line, introduced in April of 2006, consists of a jacket, bib and gloves. The suit contains 3 layers of INSULTEX for uncompromised warmth and provides the user with guaranteed buoyancy. The gloves contain a single layer of INSULTEX and are windproof, waterproof and good to sub-zero temperatures as are the jacket and bibs.

●	INSULTEX House Wrap: Our house wrap product is designed for the building construction industry. This product, made from INSULTEX, provides barrier protection plus moisture vapor transmission and approximately R-3 and R-6 value insulation. We also sell a tape that is designed to be used with the INSULTEX House Wrap. In December 2016, we temporarily suspended any advertising of our House Wrap product line.

●	INSULTEX Material: We sell INSULTEX material in bulk to non-competing customers.

We also offer a product that helps restore the waterproof character of the outer side of our Arctic Armor clothing. In addition, we offer cold weather headgear and a base insulation clothing product.

Our apparel products containing INSULTEX are manufactured, under agreement, at a facility we currently utilize in Indonesia. We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes and (b) although we used the services of our Chief Executive Officer and Vice President of Sales and Marketing for these purposes, their efforts are part of their normal responsibilities. Our INSULTEX House Wrap product is manufactured in the United States through a third-party manufacturer.

For financial information regarding each segment, please see Note 9 of the Notes to Financial Statements appearing elsewhere in this Report.

The INSULTEX License and Manufacturing Agreement

Under the terms of the agreement between us and the Ketut Group, Ketut Group agrees to promptly deliver to Innovative Designs, Inc. within twenty-eight (28) days of receiving an order, all INSULTEX ordered by us. Under the terms of the agreement, we are required to pay a fixed amount per meter of INSULTEX. This fixed amount will not change under the agreement for a period of ten (10) years after the date of the agreement was signed, which was April 1, 2006. The agreement provides that after the ten (10) year period, the price of the INSULTEX shall be adjusted for a subsequent ten (10) year term, no more than twelve percent (12%) for the subsequent ten (10) year period. We order INSULTEX from time to time as needed and are not required to purchase any minimum amount of INSULTEX during the term of the agreement, and we are not required to make any minimum annual payment. However, should we place an order; any quantity ordered must be a minimum of 100,000 yards of INSULTEX. We are not required to pay any part of any sublicense fee that we receive from third party sub-licensees, and we are not required to pay any fees to the Ketut Group. This agreement will be in full legal force and effect for an initial term of ten (10) years from the date of its execution. We have the option to renew this agreement for up to three (3) successive terms of ten (10) years each by giving notice of our intention to so renew not less than ninety (90) days prior to the expiration of the then-current term. The Company has exercised the first ten-year renewal option. We purchased the equipment capable of producing INSULTEX from the Ketut Group.

COLD WEATHER CLOTHING PRODUCTS

Arctic Armor Line

Our Arctic Armor line products are intended for use by the following consumer groups that are in the Company’s target market for these products:

●	Ice fisherman
●	Snowmobilers
●	Utility workers
●	Oil/gas pipeline workers
●	Railroad workers
●	Construction workers
●	Ski resort workers; and
●	Police and First Responders.

Website and Retailers

We sell both wholesale and retail products on our web site. Our web site, located at www.idigear.com, contains information on our products, technical information on INSULTEX insulation, e-commerce capabilities with “shopping cart”, wholesaler information and order forms, company contact information, and links to retailers that carry our products. We have obtained the services of BA Web Productions who assists us in designing and continually developing our website. Our web site features a “wholesaler only” area, allowing our wholesalers access to information, ordering, and reordering. Our products are offered and sold by retailers, distributors and through our web site in all states and Canada. Except for products sold through our web site, others who purchase our products do so at wholesale prices which they plan to sell at their retail prices, or use within their industry.

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

During our last fiscal year, four customers accounted for more than ten percent of our cold weather clothing products sales, Fleece Corner (18.2%), Canadian Tire (12.0%), Pro Fishing Supplies (25.0%) and Dick’s Sporting Goods (17.2%).

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

INSULTEX House Wrap

During our last fiscal year two customers accounted for more than ten percent of our total sales of our House Wrap product, A-Team Building Supplies, LLC (42.3%) and Well Done Insulation (15.1%).

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

Develop Trade Show Booth

We use our own personnel to design and develop a portable display booth, and product materials to be used in sporting goods and outdoor apparel trade shows.  During the last fiscal year, we did not attend any trade shows.

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

We have no verbal or written agreements or long-term agreements with PT Lidya and Natalia and we do not plan to obtain any such agreements. Our products, including our House Wrap, are manufactured on a per order basis.

The fulfillment process involved in completing wholesale orders for non-stocked Arctic Armor products and House Wrap product is described below:

●	We receive a purchase order for a certain number of items from a wholesale purchaser by hand delivery, fax, courier, or mail, with an authorized signature of the purchaser. We do not accept telephone orders.

●	We contact our sub-manufacturers with the details of the order, including the number of units to be produced according to design or model, size, or color. The sub-manufacturer procures all materials required for the product. Our House Wrap inventory is stored in the facility that manufactures it. We use a commercially available breathable water repellant film used in the manufacturing process that we store at the seller’s facility.

●	We complete and forward a purchase order to the manufacturer. The manufacturer approves or disapproves a purchase order.

●	If the purchase order is approved, the manufacturer responds with a final cost, production schedule and date the goods will be delivered to us.

●	We receive finished goods, and facilitate turn-around for shipment to retailers. Goods are received in our warehouse/distribution center located in Pittsburgh, Pennsylvania where they are packaged in Master Packs, hang tags attached, and UPC/UCC codes labels applied to items for retailer distribution.

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

In 2011, we were granted a trademark for “INSULTEX HOUSE WRAP” by the United States Patent and Trademark Office.

In December 2009, we filed a patent application, No. 12 642714, with the United States Patent and Trademark Office for our Composite House Wrap. The application is still pending. In order to obtain the broadest possible patent protection for this invention Innovative Designs, Inc. has appealed a portion of the decision of the Patent Trial and Appeal Board (PTAB) entered in Appeal 2015-006289 to the Court of Appeals for the Federal Circuit (CAFC) under 35 U.S.C. §141. The portion of the decision of the Patent Trial and Appeal Board (PTAB) entered in Appeal 2015-006289 reversing the examiner’s rejection has not been appealed. Innovative Designs, Inc. expects a favorable action allowing for the broadest possible patent protection to be obtained.

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

Lack of Sufficient Operating Funds

Because we are not able to generate sufficient funds from sales and because we are unable to access commercial sources of credit, we are consistently underfunded. As a result, our growth is very limited, and we have difficulty in sustaining our current level of operations. We are not able to initiate adequate marketing programs, hire additional staff, develop new products or have flexibility in ordering products from our manufacturers. In addition, the action by the FTC has adversely affected our ability to sell our House Wrap product line. In the past, we have depended on borrowings from our CEO and other private parties, primarily shareholders and the private sale of our common stock. Should we not be able to continue to rely on these sources of funding to at least meet our current level of operations our revenue stream will be adversely affected.

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

Some of our biggest competitors in the Arctic Armor™ line are:

●	Ice Clam Corporation
●	Vexilar
●	Mustang Survival
●	Frabill
●	Stryker

We compete in the following ways:

A.       Emphasize the Advantages of our Products.

Arctic Armor Line

We emphasize the following characteristics and advantages of our Arctic Armor line products:

●	light weight

●	waterproof
●	windproof
●	sub-zero protection
●	buoyancy

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

B.	Utilize our web site to promote, market, and sell our products to consumers.

C.	Utilize professional sales representatives and manufacturer representatives to sell our products to established retailers, especially sporting goods retailers.

Our products have the following disadvantages in comparison to the products of our competitors:

●	Lack of brand name recognition or recognition of the properties of INSULTEX and its advantages. We, as well as our products, have little brand name recognition compared to our competitors. And we may encounter difficulties in establishing product recognition. Also, although our products have insulation properties, the material “down” has a widespread and established reputation as being the superior insulation in the market, while the properties and advantages of INSULTEX has little public recognition.

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

Management

The Company is dependent on the management of Joseph Riccelli, our Chief Executive Officer. The loss of Mr. Riccelli’s services could have a negative effect on the performance and growth of the Company for some period of time.

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth, exclusive of one’s residence, in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

We do not own any property, nor do we have any plans to own any property in the future. We do not currently intend to develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities. We consider the condition of our leased property to be suitable for our needs.

ITEM 3.	LEGAL PROCEEDINGS.

On November 4, 2016, the FTC filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, number 16-1669. In the complaint, the FTC alleges that, among other matters, the Company does not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as to redress a rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. The parties are currently in the expert discovery phase.

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

FY 2017	Low	High
Fourth Quarter	$0.27	0.78
Third Quarter	$0.26	0.44
Second Quarter	$0.19	0.41
First Quarter	$0.29	0.50

FY 2016	Low	High
Fourth Quarter	$0.50	0.74
Third Quarter	$0.51	0.80
Second Quarter	$0.60	0.94
First Quarter	$0.73	1.01

On January 25, 2018, the closing bid price was $0.75.

The source of the above data is www.otcmarkets.com.

Holders

As of January 25, 2018, we had 195 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding.

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

Recent Sales of Unregistered Securities.

During the quarter ended January 31, 2017, there was no stock sold or issued.

During the quarter ended April 30, 2017, the Company issued 30,000 shares of common stock to one director for services performed during February 2017 valued at $7,500. The stock was issued at a price of $0.25 per share.

During the quarter ended July 31, 2017, the Company issued 130,000 shares of common stock to two shareholders for services performed in April and May 2017 valued at $40,200 in total. The stock was issued at a price of $0.30 and $0.34 per share.

Additionally, for the quarter ended July 31, 2017, the Company sold 217,000 shares of common stock to three previous stockholders for total proceeds of $40,590. The stock was issued at a price ranging from $0.18-$0.22 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions and the transaction cited above did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the quarter ended October 31, 2017, the Company issued 140,000 shares of common stock to one shareholder and one individual for services performed in September and October 2017 valued at $50,000 in total. The stock was issued at a price of $0.25 and $0.40 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in this transaction. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set for the restrictions on the transferability and sale.

Additionally, for the quarter ended October 31, 2017, the Company sold 505,000 shares of common stock for total proceeds of $131,950. The stock was issued at a price ranging from $0.25 - $0.40 per share to three new investors and three stockholders. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Subsequent to October 31, 2017, the Company sold 351,000 shares of stock for $111,560 to three individuals.

Additionally, subsequent to October 31, 2017, the Company issued 50,000 shares to one individual for services valued at $20,000. We believe that Section 4(2) at the Securities Act of 1933, as amended, was available because these transactions and the transaction noted above did not involve a public offering and there was no general solicitation of general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on the transferability and sale.

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

Results of Operations

Comparison of the fiscal year ended October 31, 2017, with the fiscal year ended October 31, 2016.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2017 and October 31, 2016:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October 31,	% of	October 31,	% of	Increase
	2017	Sales	2016	Sales	(Decrease)	% Change

REVENUE	$367,955	100.00%	$602,062	100.00%	$(234,107)	-38.88%

OPERATING EXPENSES
Cost of sales	216,250	58.77%	303,544	50.42%	(87,294)	-28.76%
Selling, general and administrative expenses	755,836	205.42%	865,310	143.72%	(109,474)	-12.65%

Loss from operations	(604,131)	-164.19%	(566,792)	-94.14%	(37,339)	6.59%

OTHER INCOME/(EXPENSE)
Other income (expense)	(4,846)	-1.32%	(2,497)	-0.41%	(2,349)	0.00%
Interest expense	(24,078)	-6.54%	(63,134)	-10.49%	39,056	-61.86%

Net loss	$(633,055)	-66.20%	$(632,423)	-105.04%	$(632)	17.86%

Common shares outstanding	26,392,310		25,370,310

Loss per common share	$(0.024)		$(0.025)

Results of Operations

Revenues for the fiscal year ended October 31, 2017, were $367,955 compared to revenues of $602,062 for the comparable period ending October 31, 2016. House Wrap product revenue totaled $370,794 last year compared to $184,294 for Fiscal Year ended October 31, 2017. Nearly all of the remaining revenues were derived from our Arctic Armor product line which totaled $183,661 for Fiscal Year ended October 31, 2017 compared to revenues of $231,268 for the Fiscal Year ended October 31, 2016. The decrease in revenue is attributable to the FTC matter with regard to our House Wrap products as we no longer advertise the insulating quality of these products. The decrease in revenue for our apparel product line is attributable to the fact that we are devoting significant portion of our limited resources to the FTC matter. Revenues are net of returns and discounts. We estimate that approximately sixty percent of our cold weather apparel products are sold to outdoor sportsmen, primarily those engaged in ice fishing.

Selling, general and administrative expense decreased from $865,310 in fiscal year 2016, to $755,836 in fiscal year ending October 31, 2017. This decrease reflects, in part, a decreased cost of seasonal help of $29,162, commissions of $14,642, and professional fees of $47,266. The professional fees which totaled $317,456 are primarily related to the FTC matter.

Our cost of sales decreased from $303,544 as of October 31, 2016 to $216,250 as of October 31, 2017.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2017, we funded our operations from revenues and private sales of our common stock. We will continue to fund our operations from these sources until we are able to produce sales sufficient to cover our cost structure or to secure commercial lending arrangements.

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2016, the Company has made payments of $600,000. In addition to the final payments, the Company will have to have the equipment and machines installed and ensure that the machine can be operated in compliance with environmental regulations. The Company has not made an estimate of the costs required for bringing the machine into compliance, but it is considered to be substantial.

Short Term: We funded our operations with revenues from sales, private sales of our common stock and from loans from our Chief Executive Officer and others. We could not access commercial lines of credit during our last fiscal year.

Our existing debt obligations consist of the following:

●	US SBA Loan. The amount was $280,100. This was a disaster loan assistance program. The date of the loan was July 12, 2005. The interest rate is 2.9% yearly. Payments are $1,186 per month for thirty years. The loan is guaranteed by our CEO and he and his spouse have pledged certain assets as collateral for the loan. The loan was modified on January 23, 2006. The new loan amount is $430,500. The monthly payments are $1,820 and the loan matures in July 2035. As the loan was for a specific disaster assistance program we cannot obtain any additional funds. As of October 31, 2017, $137,358 in principal plus accrued interest was still outstanding.

●	Note Payable $8,000 - Roberta Riccelli. Interest is at 10% for 120 days. The principal and interest was due on June 17, 2012, but was extended through a verbal agreement with no set maturity date. As of October 31, 2017, $5,000 in principal plus accrued interest was still outstanding.

●	Note Payable $20,000 - Corinthian Development. Interest is at 10%. The principal and interest of $22,000 was due May 15, 2013, but was extended through a verbal agreement with no set maturity date. As of October 31, 2017, $10,000 in principal plus accrued interest was still outstanding.

●	Note Payable $27,500 - Sol & Tina Waxman Family Foundation. Interest is at 10%. The principal and interest is due on demand on January 5, 2018. As of October 31, 2017, $27,500 in principal plus accrued interest was still outstanding.

●	Note Payable $90,000 - Joseph Riccelli, Interest is at 10% for 180 days. The principal and interest is due on demand on November 22, 2013, but was extended through a verbal agreement with no set maturity date. As of October 31, 2017, $40,000 in principal plus accrued interest was still outstanding.

●	Note Payable $40,672 – Riccelli Properties. Interest is 10% per six months. The principal and interest is due on February 7, 2018. As of October 31, 2017, $36,000 in principal plus accrued interest was still outstanding.

The Company intends to repay these debt obligations with funds it generates from revenues, from the possible sale of its securities either debt or equity, from advances from its CEO or other stockholders. Because we cannot currently access commercial lending facilities, should we not be able to continue to obtain funding from our CEO and/or other individuals or sell our securities or should our revenues decrease our operations would be severely effected as we would not be able to fund our purchase orders to our suppliers for finished goods. The Company continues to pay its creditors when payments are due.

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

At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise, once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2017. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer/Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2017. In particular, our controls over financial reporting were not effective in the specific areas described in the paragraphs below.

As of October 31, 2017, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

●	Policies and Procedures for the Financial Close and Reporting Process – Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having such policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

●	Representative with Financial Expertise – For the year ended October 31, 2017, the Company did not have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. All of our financial reporting is carried out by one individual and the use of an external accounting firm. This lack of accounting staff results in a lack of segregation of duties, timeliness in closing the books and records, delays in filing quarterly and annual financial information, numerous post-closing adjusting journal entries, and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2017 and 2016, or subsequent to October 31, 2017, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	68	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman	1 year
Dean P. Kolocouris	47	Director	1 year
Robert D. Monsour	67	Director	1 year
Daniel P. Rains	65	Director	1 year

Joseph Riccelli has been our Chief Executive Officer and Chairman of the Board since our inception in June 2002. Mr. Riccelli was the owner of Pittsburgh Foreign and Domestic, a sole proprietor car dealership located in Glenshaw, Pennsylvania. He attended Point Park College located in Pittsburgh, Pennsylvania from 1971 to 1972.

Dean P. Kolocouris has been one of our Directors since our inception in June 2002. From December 1996 to December, Mr. Kolocouris was a Loan Officer and Assistant Vice President at Eastern Savings Bank located in Pittsburgh, Pennsylvania. Since that time, he has been in private lending. In June 1993, Mr. Kolocouris received a Bachelor’s Degree in Finance from Duquesne University located in Pittsburgh, Pennsylvania. Mr. Kolcouris has been in banking for over fifteen years and his knowledge of finance and business experience is helpful to the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During February 2017, we issued 30,000 shares of our Common Stock to one Director, Mr. Robert Monsour. This was a reportable event within two days under the federal securities laws by filing a Form 4 with the SEC. Mr. Monsour filed his Form 4 on March 28, 2017. In July 2017, Mr. Joseph Riccelli, our CEO, transferred 300,000 shares of his common stock. Mr. Riccelli filed his Form 4 in December 2017.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli CEO, Chairman	2017	$49,876	0	0	0	0	0	0	$49,876

Joseph Riccelli CEO, Chairman	2016	$49,876	0	0	0	0	0	0	$49,876

During 2017, we paid our Chief Executive Officer $49,876 in compensation.

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

Other than Mr. Riccelli, who is our CEO, the Board of Directors considers the remaining Directors Messrs. Monsour, Kolocouris and Rains to be independent directors.

Director Compensation

Name	Fees Paid or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dean P. Kolocouris	0	0	0	0	0	0	0

Robert D. Monsour	0	7,500	0	0	0	0	7,500

Daniel P. Rains	0	0	0	0	0	0	0

Joseph Riccelli	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warranties and rights	Weighted-average exercise price of outstanding options, warranties and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	$0	$0.90	(1)	400,000

(1)	Weighted average price was based on market value of the shares on or about the date the service was performed. Market value of the price per share ranged from $1.90 to $0.76 per share over the period of time in which the various services were performed.

(2)	All stock that has been issued by the Company out of the equity compensation plan was for the exchange of professional services. No shares were sold for cash.

Use of Proceeds from Registered Securities

Not Applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership as of January 25, 2018 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli		7,455,000	Direct	28.25%
	Chief Executive Officer
	Chairman of the Board	(1)	601,478	Indirect	2.28%
	of Directors
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

Common Stock	Robert D. Monsour		40,000	Direct	*
	Director
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

Common Stock	Dean P. Kolocouris		67,000	Direct	*
	Director
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

Common Stock	Daniel P. Rains		110,000	Direct	*
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

All Directors and Executive Officers as a Group			8,273,478		31.35%

*	Represents less than one percent.

(1)	Represents 421,478 shares of common stock held in the Gino A. Riccelli Trust and 180,000 shares of common stock held in the Joseph A. Riccelli Trust. Both Trusts are for the sons of our Chief Financial Officer. Mr. Joseph Riccelli is the trustee of both trusts.

By virtue of his stock ownership or control over our stock, Mr. Riccelli may be deemed to “control” the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

In February 2017, we issued 30,000 shares of our common stock to Mr. Robert Monsour. The shares were issued for services. The shares were valued at $0.25 per share for a total of $7,500.

During May and October 2017, we issued 230,000 shares, of our common stock to two shareholders, Mr. Randolph Lowe and Ms. Blynn Schiedler. The shares were issued for services. The shares issued were valued at $0.30, $0,34, and $0.40 per share for a total of $80,200.

Our officers and directors have the following conflicts of interests:

●	We lease our warehouse space from the brother of our Chief Executive Officer. We pay $3,500 per month for a total of $42,000 per year.

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

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2017 and 2016, our current auditors, Louis Plung & Company billed the Company $18,000 for professional services, respectively.

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

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: January 25, 2018	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 25, 2018	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, and Chairman
of the Board of Directors

Date: January 25, 2018	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: January 25, 2018	by:	*
Robert D. Monsour
Director

Date: January 25, 2018	by:	/s/ Daniel Rains
Daniel Rains
Director

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

October 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Innovative Designs, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying balance sheets of Innovative Designs, Inc. (a Delaware corporation) as of October 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the fiscal years then ended, and the related notes to the financial statements. Innovative Designs, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Designs, Inc. as of October 31, 2017 and 2016, and the results of its operations, and its cash flows for the fiscal years then ended, in accordance with accounting principles generally accepted in the United States of America.

/s/ Louis Plung & Company

Pittsburgh, Pennsylvania

January 25, 2018

INNOVATIVE DESIGNS, INC.

BALANCE SHEETS
October 31, 2017 and 2016

ASSETS

	2017	2016
CURRENT ASSETS
Cash and cash equivalents	$214,871	$502,777
Accounts receivable	23,805	72,143
Inventory - net of inventory reserve of $51,000 as of October 31, 2017 and $40,000 as of October 31, 2016, respectively	729,845	936,587
Inventory on consignment	1,625	1,625
Deposits on inventory	70,000	—
Prepaid expenses	14,653	17,485
Total current assets	1,054,799	1,530,617

PROPERTY AND EQUIPMENT - NET	160,862	176,925

OTHER ASSETS
Advance to employee	4,000	4,000
Deposit on equipment	617,000	617,000
TOTAL OTHER ASSETS	621,000	621,000

TOTAL ASSETS	$1,836,661	$2,328,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$129,278	$116,512
Current portion of notes payable	18,096	15,467
Accrued interest expense	44,184	49,885
Due to stockholders	118,500	119,000
Accrued expenses	25,102	93,333
Total current liabilities	335,160	394,197

LONG TERM LIABILITIES
Long-term portion of notes payable	119,262	188,891

TOTAL LIABILITIES	454,422	583,088

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized as of October 31, 2017 and 2016, and 26,392,310 and 25,370,310 issued and outstanding as of October 31, 2017 and 2016, respectively	2,639	2,537
Additional paid-in capital	9,725,412	9,455,674
Accumulated deficit	(8,345,812)	(7,712,757)
Total stockholders’ equity	1,382,239	1,745,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,836,661	$2,328,542

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS

For the Fiscal Years Ended October 31, 2017 and 2016

	2017	2016

REVENUES - NET OF RETURNS AND ALLOWANCES	$367,955	$602,062

OPERATING EXPENSES
Cost of sales	216,250	303,544
Selling, general and administrative expenses	755,836	865,310

LOSS FROM OPERATIONS	(604,131)	(566,792)

OTHER EXPENSE
Other expense	(4,846)	(2,497)
Interest expense	(24,078)	(63,134)

TOTAL OTHER EXPENSE	(28,924)	(65,631)

NET LOSS	$(633,055)	$(632,423)

PER SHARE INFORMATION
Basic

Net Loss Per Common Share	$(0.025)	$(0.025)

Weighted Average Number of Common Shares Outstanding	25,582,984	25,125,302

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended October 31, 2017 and 2016

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at October 31, 2015	24,371,310	$2,437	$8,902,744	$(7,080,334)	$1,824,847

Shares issued for services	120,000	12	67,188	—	67,200

Shares issued for fixed assets	30,000	3	23,997	—	24,000

Sale of stock	849,000	85	461,745	—	461,830

Net loss	—	—	—	(632,423)	(632,423)

Balance at October 31, 2016	25,370,310	2,537	9,455,674	(7,712,757)	1,745,454

Shares issued for services	300,000	30	97,670	—	97,700

Sale of stock	722,000	72	172,068	—	172,140

Net loss	—	—	—	(633,055)	(633,055)

Balance at October 31, 2017	26,392,310	$2,639	$9,725,412	$(8,345,812)	$1,382,239

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended October 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(633,055)	$(632,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	97,700	67,200
Depreciation	30,963	21,024
Provision for inventory reserves	11,000	—
Changes in assets and liabilities:
Decrease in accounts receivable	48,338	13,684
(Increase) decrease in inventory	195,742	(12,533)
Increase in inventory on consignment	—	(1,625)
(Increase) decrease on deposits on inventory	(70,000)	78,320
(Increase) decrease in prepaid insurance	2,832	(9,866)
Increase in advance to employee	—	(4,000)
Increase (decrease) in accounts payable	12,766	(2,848)
Decrease in accrued interest expense	(5,701)	(28,366)
Increase (decrease) in accrued expenses	(68,231)	800

Net cash used in operating activities	(377,646)	(510,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,900)	(122,749)
Deposits on equipment	—	(197,000)

Net cash used in investing activities	(14,900)	(319,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	172,140	461,830
Payments on stockholder advances	(43,672)	(235,130)
Proceeds from stockholders advances	43,172	—
Payments on notes payable	(67,000)	(45,445)
Net cash provided by financing activities	104,640	181,255

Net decrease in cash and cash equivalents	(287,906)	(649,127)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	502,777	1,151,904

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$214,871	$502,777

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,779	$91,500
Stock issuance for fixed asset additions	$—	$24,000

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

Fiscal Year End - The Company’s fiscal year ends on October 31. The fiscal years ending October 31, 2017 and 2016 are referred to as 2017 and 2016, respectively, throughout the Company’s financial statements.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Revenue is derived from sales of the Company’s recreational products, such as Arctic Armor, and our house wrap line of products. Sales of these items are recognized when the items are shipped. The Company offers a 5-day return policy and no warranty on all of its products. All sales outside the United States are entered into using the U.S. dollar as its functional currency. During 2017 and 2016, the Company took back certain products from customers that accounted for $5,165 and $9,531, respectively in revenue. The Company was not required to accept these returns but made a business decision to do so.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of the Company’s debt instruments approximates their fair values as the interest is tied to or approximates market rates.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Estimated Uncollectable Accounts - The Company considers all accounts receivable balances to be fully collectable at October 31, 2017 and 2016, accordingly, no allowance for doubtful accounts is provided.

Inventory - Inventory consists primarily of finished goods. In 2016, the Company adopted Accounting Standard Update (ASU) 2015-11, “Inventory-Simplifying the Measurement of Inventory,” which changed how inventory is valued. Inventory is stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. A reserve balance of approximately $51,000 and $40,000 was recorded as of October 31, 2017 and 2016, respectively. The reserve is evaluated on a quarterly basis and adjusted accordingly.

Deposits on Inventory - The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished purchase orders are received by the Company, the deposits associated with those purchase orders are transferred into inventory. As of October 31, 2017, the Company had $70,000 on deposit for the INSULTEX.

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

Deposits on Equipment - On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2017, the Company has made payments of $500,000 in accordance with the agreement, and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping.

Impairment of Long-lived Assets - Management of the Company considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded in 2017 and 2016.

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

Concentration of Credit Risk - The Company maintains its cash and cash equivalents with a financial institution which management believes to be of high credit quality. Their accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 in coverage. The balances in these accounts may, at times, exceed the federally insured limits. The Company has not experienced any losses on the deposits and management believes the Company is not exposed to any significant credit risk related to these accounts. As of October 31, 2017, the Company had no uninsured cash balances. As of October 31, 2016, the Company had $60,054 of uninsured cash balances.

Shipping and Handling - Shipping costs associated with acquiring inventories are charged to cost of goods sold when incurred. The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice and are included in revenue at the time the merchandise is shipped. The shipping and handling costs associated with customer orders was $18,825 and $28,877 as of October 31, 2017 and 2016, respectively.

Net Income Per Common Share - The Company calculates net income per share in accordance with ASC Topic 260 “Earnings per Share”. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. The Company only has common stock outstanding for 2017 and 2016. As a result, diluted earnings per share was not calculated.

Stock-Based Compensation - The Company accounts for stock based compensation in accordance with ASC Topic 718 “Compensation - Stock Compensation”. In accordance with the provisions of ASC 718, share-based payment transactions with employees are measured based on the fair value of the nonequity instruments issued on the grant date or on the fair value of the liabilities incurred. Share-based payments to nonemployees are measured and recognized using the fair-value method, based on the fair value of the equity instruments issued or the fair value of goods or services received, whichever is more reliably measured.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Standards Update - During the current year, various new Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board (FASB). Management has determined, based on their review, the following ASUs issued during the current year will be applicable to the Company. Management will continue to monitor the issuance of updates throughout the year to determine if the update will have an impact on the Company’s financial statements and should it have an impact, the update will be disclosed in the notes to the financial statements.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2017	2016

Equipment	$217,577	$217,577
Containers	14,900	—
Furniture and fixtures	11,083	11,083
Leasehold improvements	4,806	4,806
Automobile	9,121	9,121
	257,487	242,587

Less accumulated depreciation	96,625	65,662

Property and equipment - net	$160,862	$176,925

Depreciation expense for the years ended October 31, 2017 and 2016 was $30,963 and $21,024, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

3.	BORROWINGS

Borrowings at October 31, 2017 and 2016 consisted of the following:

	2017	2016

Due to Stockholders

Note Payable $8,000 - Roberta Riccelli, February 2012. Due June 17, 2012; interest is 10% for 120 days. Note was extended through a verbal agreement with no set maturity date.	5,000	5,000

Note Payable $20,000 - Corinthian Development, January 15, 2013. Due May 15, 2013; payable on demand; interest is 10%; Note was extended through a verbal agreement with no set maturity date.	10,000	10,000

Note Payable $25,000 - Sol & Tina Waxman Family Foundation, March 2015. Amended July 5, 2017 for $27,500; Due January 5, 2018; interest is 10%. Note was extended through a verbal agreement with no set maturity date.	27,500	25,000

Note Payable $90,000 - Joseph Riccelli, Sr., May 2013. Due November 22, 2013; interest is 10% for 180 days. Note was extended through a verbal agreement with no set maturity date.	40,000	79,000

Note Payable $40,672 - Riccelli Properties, August 7, 2017. Due February 7, 2018; interest is 10%.	36,000	—

Total Due to Stockholders	$118,500	$119,000

Notes Payable

Note Payable - U.S. Small Business Administration. Due July 2035; payable in monthly installments of $1,820 including interest at 2.9% annum.	$137,358	$204,358

Total Borrowings	255,858	323,358

Less Due to Stockholders	118,500	119,000

Less Current Portion of Notes Payable	18,096	15,467

Total Long Term Portion of Notes Payable	$119,262	$188,891

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Maturities of long-term debt are as follows:

Year Ending October 31	Stockholders	Notes Payable	Amount Due

2018	$118,500	$18,096	$136,596
2019	—	18,628	18,628
2020	—	19,168	19,168
2021	—	19,739	19,739
2022	—	20,319	20,319
Thereafter	—	41,408	41,408

Total	$118,500	$137,358	$255,858

DUE TO STOCKHOLDERS

In February 2012, the Company entered into a note payable with Roberta Riccelli for $8,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance as of October 31, 2017 and 2016 was $5,000.

In January 2013, the Company entered into a note payable with Corinthian Development for $20,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of May 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2017 and 2016 was $10,000.

In May 2013, the Company entered into a note payable with the Sol & Tina Waxman Family Foundation for $100,000. This loan was to be used to fund operations of the Company. The Company’s CEO has pledged 250,000 shares of his stock, as collateral. This note is also personally guaranteed by the Company’s CEO. There have been various subsequent amendments to the original note agreement. The most recent amendment was made in July 2017 for the balance of $27,500. Interest is payable at 10% and total payment is due by January 5, 2018. The loan balance at October 31, 2017 and 2016 was $27,500 and $25,000, respectively.

In May 2013, the Company entered into a note payable with its CEO, Joseph Riccelli, for $90,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of November 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2017 and 2016 was $40,000 and $79,000, respectively.

During August 2017, the Company entered into a note payable agreement with Riccelli Properties, which is wholly owned and operated by the Company’s Chief Executive Officer, Joseph Riccelli, in the amount of $40,672. This amount reflects payments made by Riccelli Properties on the Small Business Association promissory note. Riccelli Properties sold the real estate that was collateral on the promissory note. The note has a term of 6 months and an interest rate of 10%. This loan balance at October 31, 2017 was $36,000.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTES PAYABLE

In July 2005, the Company was approved for a low interest promissory note from the U.S. Small Business Administration in the amount of $280,100. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, of $1,820 are due monthly. A payment was made on the note of $40,672 during the year ended October 31, 2017 due to the sale of real estate by Riccelli Properties that was collateral on the promissory note. The loan balance was $137,358 and $204,358 at October 31, 2017 and 2016, respectively. This note is guaranteed by the Company’s CEO.

4.	EXCLUSIVE LICENSING AND MANUFACTURING AGREEMENT

On April 16, 2006, the Company entered into an Exclusive License and Manufacturing Agreement (the “Agreement”) with the Ketut Group, with an effective date of April 1, 2006, whereby the Company acquired an exclusive license to develop, use, sell, manufacture and market products related to or utilizing INSULTEX™, Korean Patent Number, (0426429) or any INSULTEX Technology. At the behest of the Board of Directors, the INSULTEX trademark was chosen as the mark to identify the product utilized by Innovative since its inception, and was originally registered by Joseph Riccelli on February 17, 2005. The new trademark, intended to avoid confusion arising from the use of the old Eliotex trademark in association with a new, subsequent, different and separately-patented product, was assigned by Mr. Riccelli to the Company on April 25, 2006, with that assignment to become effective upon final approval of the Statement of Use by the United States Patent and Trademark Office. The License was awarded by the Korean inventor, an individual who is part of the Ketut Group, and the manufacturer of INSULTEX™. The Company received an exclusive forty (40) year worldwide license, except for Korea and Japan, with an initial term of ten (10) years and an option to renew the License for up to three (3) successive ten (10) year terms. The first ten-year option was exercised. Additionally, the Company was granted the exclusive rights to any current or future inventions, improvements, discoveries, patent applications and letters of patent which the Ketut Group controls or may control related to INSULTEX™. Furthermore, the Company has the right to grant sub-licenses to other manufacturers for the use of INSULTEX™ or any INSULTEX Technology.

5.	CONCENTRATIONS

Revenues from two customers were approximately 34% and 31% of the Company’s revenues for the fiscal years ended October 31, 2017 and 2016, respectively.

Three customers accounted for approximately 71% and 65% of the Company’s accounts receivable as of October 31, 2017 and 2016, respectively.

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

In prior years the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2016 tax year, fiscal year end October 31, 2017, the Company had net operating loss carryforwards of approximately $5,700,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2024 tax year, fiscal year end October 31, 2025. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2017	2016

Net operating loss carryforward	$2,000,000	$2,000,000
Depreciation	—	—
Net deferred tax assets before valuation allowance	2,000,000	2,000,000
Less: Valuation allowance	(2,000,000)	(2,000,000)

Net deferred tax assets	$—	$—

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of October 31, 2017 and 2016, respectively.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2017	2016

Federal statutory rate	34%	34%
Effect of net operating losses	(34%)	(34%)

Effective income tax rate	—	—

The Company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

7.	COMMITMENTS

The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of our Chief Executive Officer, for $3,500 per month. The lease is based on a verbal agreement with month to month terms. For the years ended October 31, 2017 and 2016, rent expense totaled $42,000.

8.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenue	$169,210	$39,162	$41,811	$117,772	$367,955

Loss from operations	$(110,754)	$(157,147)	$(181,520)	$(154,710)	$(604,131)

Net loss	$(119,240)	$(160,751)	$(186,966)	$(166,098)	$(633,055)

Weighted average shares outstanding	25,370,310	25,396,265	25,616,962	25,942,310	25,582,984

Basic loss per share	(0.005)	(0.006)	(0.007)	(0.006)	(0.025)

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenue	$227,886	$110,278	$159,643	$104,255	$602,062

Loss from operations	$(114,732)	$(112,037)	$(101,300)	$(238,723)	$(566,792)

Net loss	$(133,212)	$(131,563)	$(116,456)	$(251,192)	$(632,423)

Weighted average shares outstanding	24,614,082	25,185,643	25,340,310	25,362,643	25,125,302

Basic loss per share	(0.005)	(0.005)	(0.005)	(0.010)	(0.025)

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

9.	SEGMENT INFORMATION

We have organized our operations into two segments as discussed in Note 1 to the financial statements. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the fiscal years ending October 31, 2017 and 2016:

	2017	2016

Revenues:
Apparel	$183,661	$231,268
Housewrap	184,294	370,794
Total Revenues	$367,955	$602,062

Assets:
Apparel	$677,566	$1,040,917
Housewrap	1,159,095	1,287,625
Total	$1,836,661	$2,328,542

Capital Expenditures:
Apparel	$—	$—
Housewrap	14,900	319,749
Total	$14,900	$319,749

Depreciation:
Apparel	$7,336	$2,072
Housewrap	23,627	18,952
Total	$30,963	$21,024

10.	COMMON STOCK

During the three-month period ended January 31, 2016, the Company sold 579,000 shares of common stock to seven investors for total proceeds of $314,830. The stock was issued for prices from $0.54 - $0.60 per share. In addition, the Company issued 90,000 shares to three individuals for services performed during the period. The shares issued were valued at $0.50 - $0.73 per share or an aggregate price of $52,200. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the three-month period ended April 30, 2016, the Company sold 270,000 shares of common stock to three investors for total proceeds of $147,000. The stock was issued for prices from $0.52-$0.55 per share. In addition, the Company issued 30,000 shares for services performed related to fixed asset additions during March 2016. The shares were issued at $0.80 per share or an aggregate price of $24,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

During the three-month period ended July 31, 2016, there was no stock sold or issued.

During the three-month period ended October 31, 2016 the Company issued 30,000 shares to three individuals for services performed during the period valued at $15,000 in total. The shares were issued at $0.50 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the quarter ended January 31, 2017, there was no stock sold or issued.

During the quarter ended April 30, 2017, the Company issued 30,000 shares of common stock to one director for services performed during February 2017 valued at $7,500. The stock was issued at a price of $0.25 per share. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

During the quarter ended July 31, 2017, the Company issued 130,000 shares of common stock to two shareholders for services performed in April and May 2017 valued at $40,200 in total. The stock was issued at a price of $0.30 and $0.34 per share. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Additionally, for the quarter ended July 31, 2017, the Company sold 217,000 shares of common stock to three previous stockholders for total proceeds of $40,590. The stock was issued at a price ranging from $0.18-$0.22 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the quarter ended October 31, 2017, the Company issued 140,000 shares of common stock to one shareholder and one individual for services performed in September and October 2017 valued at $50,000 in total. The stock was issued at a price of $0.25 and $0.40 per share. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Additionally, for the quarter ended October 31, 2017, the Company sold 505,000 shares of common stock for total proceeds of $131,950. The stock was issued at a price ranging from $0.25 - $0.40 per share to three new investors and three stockholders. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

11.	RELATED PARTY TRANSACTIONS

The Company has entered into various debt agreements with related parties. These agreements are classified as shareholder loans within Note 3 to the financial statements.

The Company has entered into a verbal lease agreement as further discussed in Note 7 to the financial statements.

12.	LITIGATION

On November 4, 2016, the Federal Trade Commission (FTC) filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, number 16-1669. In the complaint, the FTC alleges that, among other matters, the Company does not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as redress of rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. The parties are currently in the expert discovery phase.

The Company strongly denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

13.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through January 25, 2018, the date these financial statements were available to be issued. During their evaluation, the following subsequent events were identified.

The Company sold 351,000 shares to three individuals for total proceeds of $111,560.

The Company issued 50,000 shares to one individual for consulting services valued at $20,000.

Page Intentionally Left Blank