Form 10-Q
period 2018-01-31
INNOVATIVE DESIGNS INC
filed 2018-03-16
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                             YES ☐        NO ☒

As of March 12, 2017, there were 27,049,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐        NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2018

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

January 31, 2018 (Unaudited) and October 31, 2017

ASSETS
	2018	2017
CURRENT ASSETS
Cash	$195,440	$214,871
Accounts receivable	28,395	23,805
Inventory - net of obsolete inventory reserve of $51,000	789,256	729,845
Inventory on consignment	1,625	1,625
Deposits on inventory	48,330	70,000
Prepaid expenses	11,445	14,653
Total current assets	1,074,491	1,054,799

PROPERTY AND EQUIPMENT - NET	156,242	160,862

OTHER ASSETS
Advance to employees	8,200	4,000
Deposits on equipment	617,000	617,000

Total other assets	625,200	621,000

TOTAL ASSETS	$1,855,933	$1,836,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$183,120	$129,278
Current portion of notes payable	18,096	18,096
Accrued interest expense	46,481	44,184
Due to shareholders	107,250	118,500
Accrued expenses	19,190	25,102
Total current liabilities	374,137	335,160

Long-term portion of notes payable	114,246	119,262

TOTAL LIABILITIES	488,383	454,422

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 26,793,310 and 26,392,310 issued and outstanding as of January 31, 2018 and October 31, 2017	2,679	2,639
Additional paid-in capital	9,856,932	9,725,412
Accumulated deficit	(8,492,061)	(8,345,812)
Total stockholders’ equity	1,367,550	1,382,239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,855,933	$1,836,661

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three Month Period Ended January 31, 2018 and 2017 (Unaudited)

	Three Month Periods Ended January 31,
	2018	2017

REVENUES - NET	$116,203	$169,210

OPERATING EXPENSES:
Cost of sales	64,382	77,126
Selling, general and administrative expenses	190,811	202,838
	255,193	279,964

LOSS FROM OPERATIONS	(138,990)	(110,754)

OTHER EXPENSE
Miscellaneous expense	547	1,437
Interest expense	6,712	7,049
Total other expense	7,259	8,486

NET LOSS	$(146,249)	$(119,240)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.005)	$(0.005)

Weighted Average Number of Common Shares Outstanding	26,732,245	25,370,310

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

January 31, 2018 (Unaudited) and October 31, 2017

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2016	25,370,310	$2,537	$9,455,674	$(7,712,757)	$1,745,454

Shares issued for services	300,000	30	97,670	—	97,700

Sale of stock	722,000	72	172,068	—	172,140

Net loss	—	—	—	(633,055)	(633,055)

Balance at October 31, 2017	26,392,310	2,639	9,725,412	(8,345,812)	1,382,239

Shares issued for services	50,000	5	19,995	—	20,000

Sale of stock	351,000	35	111,525	—	111,560

Net loss	—	—	—	(146,249)	(146,249)

Balance at January 31, 2018	26,793,310	$2,679	$9,856,932	$(8,492,061)	$1,367,550

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Three Month Period Ended January 31, 2018 and 2017 (Unaudited)

	For the Three Month Periods Ended
	January 31, 2018	January 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(146,249)	$(119,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	20,000	—
Depreciation	8,878	7,730
(Increase) decrease from changes in:
Accounts receivable	(4,590)	971
Inventory	(59,411)	74,075
Deposits on inventory	21,670	—
Prepaid expenses	3,208	5,330
Advance to employees	(4,200)	—
Increase (decrease) from changes in:
Accounts payable	53,842	25,252
Accrued interest expense	2,297	2,669
Accrued expenses	(5,912)	(1,210)
Net cash used in operating activities	(110,467)	(4,423)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,258)	(10,000)
Net cash used in investing activities	(4,258)	(10,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	111,560	—
Payments on shareholder advances	(11,250)	(16,900)
Payments on notes payable	(5,016)	(12,447)
Net cash provided by (used in) financing activities	95,294	(29,347)

Net decrease in cash	(19,431)	(43,770)

CASH, BEGINNING OF YEAR	214,871	502,777

CASH, END OF THE PERIOD	$195,440	$459,007

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,415	$4,380

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Period Ended January 31, 2018 and 2017 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of January 31, 2018, the changes therein for the three period then ended and the results of operations for the three month period ended January 31, 2018 and 2017.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2017. The results of operations for the three month period ended January 31, 2018 and 2017 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORY
Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the selling of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at January 31, 2018 and October 31, 2017 of $51,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

Three Month Period Ended January 31, 2018 and 2017 (Unaudited)

NOTE 6.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $5,500 and $7,900 for the three month periods ended January 31, 2018 and 2017, respectively.

NOTE 7.	COMMON STOCK

During the three month period ended January 31, 2018, the Company sold 351,000 shares of common stock to three investors for total proceeds of $111,560. The stock was issued for prices from $0.30 - $0.32 per share. In addition, the Company issued 50,000 shares to one individual for services performed during the period. The shares issued were valued at $0.40 per share for a price of $20,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the three month period ended January 31, 2017 the Company issued no stock.

NOTE 8.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to made after the first commercial production run of INSULTEX is completed. As of January 31, 2018, the Company has made payments of $500,000 in accordance with the agreement, and made an advanced payment of $100,000 as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment.

NOTE 9.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Period Ended January 31, 2018 and 2017 (Unaudited)

The following tables present our business segment information for the three month period ended January 31, 2018 and 2017:

	2018	2017
Revenues:
Apparel	$86,063	$146,063
House Wrap	30,140	23,147
Total Revenues	$116,203	$169,210
Assets:
Apparel	$581,654	$955,112
House Wrap	1,274,279	1,251,554
Total	$1,855,933	$2,206,666

Capital Expenditures:
House Wrap	$4,258	$10,000
Total	$4,258	$10,000

Depreciation:
Apparel	$2,853	$1,775
House Wrap	6,025	5,955
Total	$8,878	$7,730

NOTE 10.	LEGAL PROCEEDINGS

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

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through March 14, 2018, which is the date financial statements were available to be issued. The Company identified the below subsequent events.

The Company sold 256,250 shares to two individuals for total proceeds of $80,000.

The Company verbally extended the Riccelli Properties note with no set maturity date.

INNOVATIVE DESIGNS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended January 31, 2018 with the Three Month Period Ended January 31, 2017.

	Three Month Period Ended January 31, 2018	% of Sales	Three Month Period Ended January 31, 2017	% of Sales	Increase (Decrease)	% Change
REVENUE - NET	$116,203	100.00%	$169,210	100.00%	$(53,007)	-31.33%

OPERATING EXPENSES
Cost of sales	64,382	55.40%	77,126	45.58%	(12,744)	-16.52%
Selling, general and
administrative expenses	190,811	164.20%	202,838	119.87%	(12,027)	-5.93%

Loss from operations	(138,990)	-119.61%	(110,754)	-65.45%	(28,236)	25.49%

OTHER EXPENSE
Miscellaneous expense	547	0.47%	1,437	0.85%	(890)	-61.93%
Interest expense	6,712	5.78%	7,049	4.17%	(337)	-4.78%

Net loss	$(146,249)	-125.86%	$(119,240)	-70.47%	$(28,573)	23.96%

Revenues for the three month period ended January 31, 2018 were $116,203 compared to revenues of $169,210 for the three month period ended January 31, 2017. The decrease in revenue is attributable to the FTC matter with regard to our House Wrap products as we no longer advertise the insulating quality of these products. The decrease in revenue for our apparel products is attributable to the fact that we are devoting significant portion of our limited resources to the FTC matter. See Note 9 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three month period ended January 31, 2018 was ($146,249).

Our selling, general and administrative expenses were $190,811 for the three month period ended January 31, 2018 compared to $202,838 for the three month period ended January 31, 2017. Professional fees for the period ended January 31, 2018 were $95,206 compared to $58,211 for the three month period ended January 31, 2017. The majority of our professional fees relate to the legal fees incurred in connection to the FTC matter. We expect our professional fees to continue to be substantial during the course of this legal matter.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the period ended January 31, 2018, we funded our operations from revenues from sales and sale of our common stock.

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

During the three-month period ended January 31, 2018, the Company sold 351,000 shares of common stock to three investors for total proceeds of $111,560. The stock was issued for prices from $0.30 - $0.32 per share. In addition, the Company issued 50,000 shares to one individual for services performed during the period. The shares issued were valued at $0.40 per share for a price of $20,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended January 31, 2018, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first quarter of 2018, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended January 31, 2018 within the timeline established by the SEC and was required to seek an extension for filing the form.

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

Innovative Designs, Inc.
Registrant

Date: March 14, 2018	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer