Form 10-Q
period 2018-04-30
INNOVATIVE DESIGNS INC
filed 2018-06-14
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2018

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

As of June 6, 2018, there were 27,234,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐     NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2018

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

April 30, 2018 (Unaudited) and October 31, 2017

ASSETS

	2018	2017
CURRENT ASSETS
Cash	$140,066	$214,871
Accounts receivable - net of allowance for doubtful accounts of $8,026 and $0 as of April 30, 2018 and October 31, 2017, respectively	—	23,805
Inventory - net of obsolete inventory reserve of $51,000	797,223	729,845
Inventory on consignment	1,625	1,625
Deposits on inventory	57,330	70,000
Prepaid expenses	14,971	14,653
Total current assets	1,011,215	1,054,799

PROPERTY AND EQUIPMENT - NET	147,364	160,862

OTHER ASSETS
Advance to employees	8,200	4,000
Deposits on equipment	617,000	617,000

Total other assets	625,200	621,000

TOTAL ASSETS	$1,783,779	$1,836,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$168,273	$129,278
Current portion of notes payable	18,096	18,096
Accrued interest expense	45,039	44,184
Due to shareholders	98,850	118,500
Accrued expenses	19,190	25,102
Total current liabilities	349,448	335,160

Long-term portion of notes payable	109,904	119,262

TOTAL LIABILITIES	459,352	454,422

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 27,204,560 and 26,392,310 issued and outstanding as of April 30, 2018 and October 31, 2017	2,720	2,639
Additional paid-in capital	9,971,791	9,725,412
Accumulated deficit	(8,650,084)	(8,345,812)
Total stockholders’ equity	1,324,427	1,382,239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,783,779	$1,836,661

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Six Month Periods Ended April 30, 2018 and 2017 (Unaudited)

	Three Month Periods Ended April 30,		Six Month Periods Ended April 30,
	2018	2017	2018	2017

REVENUES - NET	$17,163	$39,162	$133,366	$208,372

OPERATING EXPENSES:
Cost of sales	18,080	25,568	82,462	106,074
Selling, general and administrative expenses	154,888	170,741	345,699	378,212
	172,968	196,309	428,161	484,286

LOSS FROM OPERATIONS	(155,805)	(157,147)	(294,795)	(275,914)

OTHER EXPENSE
Miscellaneous expense	487	—	1,034	3,424
Interest expense	1,731	3,604	8,443	10,653
Total other expense	2,218	3,604	9,477	14,077

NET LOSS	$(158,023)	$(160,751)	$(304,272)	$(289,991)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.006)	$(0.006)	$(0.011)	$(0.011)

Weighted Average Number of Common Shares Outstanding	27,033,872	25,396,265	26,880,559	25,383,288

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

April 30, 2018 (Unaudited) and October 31, 2017

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at October 31, 2016	25,370,310	$2,537	$9,455,674	$(7,712,757)	$1,745,454

Shares issued for services	300,000	30	97,670	—	97,700

Sale of stock	722,000	72	172,068	—	172,140

Net loss	—	—	—	(633,055)	(633,055)

Balance at October 31, 2017	26,392,310	2,639	9,725,412	(8,345,812)	1,382,239

Shares issued for services	105,000	10	29,890	—	29,900

Sale of stock	707,250	71	216,489	—	216,560

Net loss	—	—	—	(304,272)	(304,272)

Balance at April 30, 2018	27,204,560	$2,720	$9,971,791	$(8,650,084)	$1,324,427

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Six Month Periods Ended April 30, 2018 and 2017 (Unaudited)

	For the Six Month Periods Ended
	April 30, 2018	April 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(304,272)	$(289,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	8,026	—
Common stock issued for services	29,900	7,500
Depreciation	17,756	15,293
(Increase) decrease from changes in:
Accounts receivable	15,779	39,467
Inventory	(67,378)	112,778
Deposits on inventory	12,670	—
Prepaid expenses	(318)	(3,584)
Advance to employees	(4,200)	—
Increase (decrease) from changes in:
Accounts payable	38,995	37,818
Accrued interest expense	855	2,600
Accrued expenses	(5,912)	(27,790)
Net cash used in operating activities	(258,099)	(105,909)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,258)	(10,000)
Net cash used in investing activities	(4,258)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	216,560	—
Payments on shareholder advances	(19,650)	(26,900)
Payments on notes payable	(9,358)	(17,123)
Net cash provided by (used in) financing activities	187,552	(44,023)

Net decrease in cash	(74,805)	(159,932)

CASH, BEGINNING OF YEAR	214,871	502,777

CASH, END OF THE PERIOD	$140,066	$342,845

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,588	$8,053

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month and Six Month Periods Ended April 30, 2018 and 2017 (Unaudited)

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of April 30, 2018, the changes therein for the three and six month periods then ended and the results of operations for the three and six month periods ended April 30, 2018 and 2017.

NOTE 2.	The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2017. The results of operations for the three and six month periods ended April 30, 2018 and 2017 are not necessarily indicative of operating results for the full year.

NOTE 3.	ACCOUNTS RECEIVABLE

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. During the quarter ended April 30, 2018 management has determined that there is significant doubt regarding the remaining receivable balance of $8,026 and as such applied a 100 percent allowance on the receivable balance. No allowance was deemed necessary for the fiscal year ended October 31, 2017.

NOTE 4.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the selling of its hunting and swimming line of apparel. The Company has booked a reserve against this inventory at April 30, 2018 and October 31, 2017 of $51,000. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

Three Month and Six Month Periods Ended April 30, 2018 and 2017 (Unaudited)

NOTE 7.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $9,000 and $11,000 for the six month periods ended April 30, 2018 and 2017, respectively.

NOTE 8.	COMMON STOCK

During the six-month period ended April 30, 2018, the Company sold 707,250 shares of common stock to three investors for total proceeds of $216,560. The stock was issued for prices from $0.25 - $0.32 per share. In addition, the Company issued 105,000 shares to two individuals for services performed during the period. The shares issued were valued at $0.18 and $0.40 per share for a total price of $29,900. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the six-month period ended April 30, 2017, the Company issued 30,000 shares to one director for services performed during the period. The shares issued were valued at $0.25 per share for a price of $7,500. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

NOTE 9.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of April 30, 2018, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month and Six Month Periods Ended April 30, 2018 and 2017 (Unaudited)

NOTE 10.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the six month period ended April 30, 2018 and 2017:

	2018	2017

Revenues:
Apparel	$96,172	$157,861
House Wrap	37,194	50,511
Total Revenues	$133,366	$208,372

Assets:
Apparel	$556,343	$776,593
House Wrap	1,227,436	1,238,063
Total	$1,783,779	$2,014,656

Capital Expenditures:
Apparel	$4,258	$—
Housewrap	—	$10,000
Total	$4,258	$10,000

Depreciation:
Apparel	$6,039	$1,640
House Wrap	11,717	13,653
Total	$17,756	$15,293

NOTE 11.	LEGAL PROCEEDINGS

On November 4, 2016, the Federal Trade Commission (FTC) filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, number 16-1669. In the complaint, the FTC alleges, that, among other matters, the Company does not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as redress of rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. The parties are currently in the expert discovery phase. Expert depositions were completed in June 2018.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month and Six Month Periods Ended April 30, 2018 and 2017 (Unaudited)

The Company strongly denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

NOTE 12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through June 12, 2018, which is the date financial statements were available to be issued. The Company identified the below subsequent events.

In May 2018, the Company sold 25,000 shares to an individual for $5,000. The shares were valued at $0.20 per share. The Company issued 5,000 shares to one individual for services valued at $1,000.

In May 2018, the Company entered into a loan agreement with an individual for $50,000. The loan and $5,000 in interest will be paid on or before June 1, 2019. The individual can convert all principal and interest to shares of Company stock at $0.20 per share.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Reform Act of 1995. All statements other than statements of historical fact, including statements regarding future results of operation, made in this Quarterly Report on Form 10-Q are forward-looking statements. We use words such as expects, believes, intends, and similar expressions to identify forward-looking statements. Forward looking-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, an adverse outcome in our legal matter with the Federal Trade Commission, competition in our cold weather markets, our inability to secure sufficient funding to maintain and/or expand our current level of operations and the seasonality of our cold weather product line. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. The Company undertakes no obligation to publicity update or revise any forward-looking statement, whether as a result of new information, future events or otherwise except as required by law.

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Completing the development, design and prototypes of our products,

●	Obtaining retail stores or sales agents to offer and sell our products,

●	Developing our website to sell more of our products.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended April 30, 2018 with the Three Month Period Ended April 30, 2017.

	Three Month Period Ended April 30, 2018	% of Sales	Three Month Period Ended April 30, 2017	% of Sales	Increase (Decrease)	% Change

REVENUE - NET	$17,163	100.00%	$39,162	100.00%	$(21,999)	-56.17%

OPERATING EXPENSES
Cost of sales	18,080	105.34%	25,568	65.29%	(7,488)	-29.29%
Selling, general and administrative expenses	154,888	902.45%	170,741	435.99%	(15,853)	-9.28%

Loss from operations	(155,805)	-907.80%	(157,147)	-401.27%	1,342	-0.85%

OTHER EXPENSE
Miscellaneous expense	487	2.84%	—	0.00%	487
Interest expense	1,731	10.09%	3,604	9.20%	(1,873)	-51.97%
Total other expense	2,218	12.92%	3,604	9.20%	(1,386)	-38.46%

Net loss	$(158,023)	-920.72%	$(160,751)	-410.48%	$(531)	0.33%

Revenues for the three month period ended April 30, 2018 were $17,163 compared to revenues of $39,162 for the three month period ended April 30, 2017. The decrease in revenue is attributable to the FTC matter with regard to our House Wrap products as we no longer advertise the insulating quality of these products. The decrease in revenue for our apparel products is attributable, in part, to the fact that we are devoting significant portion of our limited resources to the FTC matter and the fact that this period is normally a slow period for apparel sales on account of the season. See Note 10 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three month period ended April 30, 2018 was ($158,023).

Our selling, general and administrative expenses were $154,888 for the three month period ended April 30, 2018 compared to $170,741 for the three month period ended April 30, 2017. Professional fees for the period ended April 30, 2018 were $32,099 compared to $84,894 for the three month period ended April 30, 2017. The majority of our professional fees relate to the legal fees incurred in connection to the FTC matter. We expect our professional fees to continue to be substantial during the course of this legal matter.

INNOVATIVE DESIGNS, INC.

Comparison of the Six Month Period Ended April 30, 2018 with the Six Month Period Ended April 30, 2017.

The following table shows a comparison of the results of operations between the six-month periods ended April 30, 2018 and April 30, 2017:

	Six Month Period Ended April 30, 2018	% of Sales	Six Month Period Ended April 30, 2017	% of Sales	Increase (Decrease)	% Change

REVENUE - NET	$133,366	100.00%	$208,372	100.00%	$(75,006)	-36.00%

OPERATING EXPENSES
Cost of sales	82,462	61.83%	106,074	50.91%	(23,612)	-22.26%
Selling, general and administrative expenses	345,699	259.21%	378,212	181.51%	(32,513)	-8.60%

Loss from operations	(294,795)	-221.04%	(275,914)	-132.41%	(18,881)	6.84%

OTHER EXPENSE
Miscellaneous expense	1,034	0.78%	3,424	1.64%	(2,390)	-69.80%
Interest expense	8,443	6.33%	10,653	5.11%	(2,210)	-20.75%

Net loss	$(304,272)	-228.15%	$(289,991)	-139.17%	$(14,281)	4.92%

Revenues for the six month period ended April 30, 2018 were $133,366 compared to revenues of $208,372 for the six month period ended April 30, 2017. The decrease is caused, by the decrease in our apparel sales and the sales in our House Wrap product line. The apparel sales were adversely affected by warm weather. In December 2016, we voluntarily ceased advertising our House Wrap products as a result of the legal action brought by the Federal Trade Commission (“FTC”). See Note 9 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales. During the six month period ended April 30, 2018 House Wrap sales totaled $37,194 in comparison with $50,511 during the six month period ended April 30, 2017. Our net loss for the six month period ended April 30, 2018 was ($304,272).

Our selling, general and administrative expenses were $345,699 for the six months ended April 30, 2018 compared to $378,212 for the six month period ended April 30, 2017. The decrease was a result, in part, by lower seasonal help expense and less advertising and promotional expense and a significant decrease in professional fees. We do not expect our seasonal help expense or advertising and promotional expenses to increase in the current fiscal year ending October 31, 2018.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the period ended April 30, 2018, we funded our operations from revenues from sales and sale of our common stock. During the three month period ended April 30, 2018 we sold our common stock in private transactions and raised $105,000 from the sales.

Subsequent to the period, in May we sold our common stock in a private transaction and raised $5,000. Also, in May we entered into a loan agreement for $50,000. See Note 12 of the Notes to the Financials Statements appearing elsewhere in this Report.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our INSULTEX products and to purchase equipment needed for the manufacture of the INSULTEX product. The Company reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company took delivery of the equipment in December 2015. The Company will have to have the machine installed and ensure that it can be operated in compliance with all environmental rules and regulations. The Company has not made an estimate of the cost required for bringing the operation of the machine into compliance with the environmental regulations but it is considered to be a substantial amount. We are in the permitting stage relating to environmental issues necessary to begin the installation of the equipment. However, given our current limited financial resources we are not devoting the resources needed to complete the permitting process. The Company has currently made deposits of $600,000 on the equipment. The Company has incurred $17,000 of additional expenses related to shipping. The Company will produce INSULTEX under its own brand name. See Note 9 of the Notes to the Condensed Financial Statements.

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

During the six-month period ended April 30, 2018, the Company sold 707,250 shares of common stock to three investors for total proceeds of $216,560. The stock was issued for prices from $0.25 - $0.32 per share. In addition, the Company issued 105,000 shares to two individuals for services performed during the period. The shares issued were valued at $0.18 and $0.40 per share for a total price of $29,900. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

In May 2018, the Company sold 25,000 shares to an individual for $5,000. The shares were valued at $0.20 per share. The Company issued 5,000 shares to one individual for services valued at $1,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended April 30, 2018, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first and second quarters of 2018, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended January 31, 2018 and April 30, 2018 within the timeline established by the SEC and was required to seek an extension for filing the form.

Changes in Internal Control Over Financial Reporting

INNOVATIVE DESIGNS, INC.

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

Innovative Designs, Inc.
Registrant

Date: June 12, 2018	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer and Chief Financial Officer