Form 10-Q
period 2018-07-31
INNOVATIVE DESIGNS INC
filed 2018-09-24
CIK 1190370

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

As of September 18, 2018, there were 27,334,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format:          YES ☐          NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2018

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
July 31, 2018 (Unaudited) and October 31, 2017

ASSETS

	2018	2017
CURRENT ASSETS
Cash	$112,130	$214,871
Accounts receivable - net of allowance for doubtful accounts of $8,623 and $0 as of July 31, 2018 and October 31, 2017, respectively	917	23,805
Inventory - net of obsolete inventory reserve of $75,468 and $51,000 as of July 31, 2018 and October 31, 2017, respectively	757,894	729,845
Inventory on consignment	1,625	1,625
Deposits on inventory	57,330	70,000
Prepaid expenses	13,320	14,653
Total current assets	943,216	1,054,799

PROPERTY AND EQUIPMENT - NET	138,486	160,862

OTHER ASSETS
Advance to employees	8,200	4,000
Deposits on equipment	617,000	617,000

Total other assets	625,200	621,000

TOTAL ASSETS	$1,706,902	$1,836,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$193,910	$129,278
Current portion of notes payable	17,718	18,096
Accrued interest expense	56,832	44,184
Due to shareholders	146,850	118,500
Accrued expenses	10,775	25,102
Total current liabilities	426,085	335,160

Long-term portion of notes payable	104,611	119,262

TOTAL LIABILITIES	530,696	454,422

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 27,234,560 and 26,392,310 issued and outstanding as of July 31, 2018 and October 31, 2017	2,724	2,639
Additional paid-in capital	9,977,787	9,725,412
Accumulated deficit	(8,804,305)	(8,345,812)
Total stockholders’ equity	1,176,206	1,382,239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,706,902	$1,836,661

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Month Periods Ended July 31, 2018 and 2017 (Unaudited)

	Three Month Periods Ended July 31,		Nine Month Periods Ended July 31,
	2018	2017	2018	2017

REVENUES - NET	$34,149	$41,811	$167,515	$250,183

OPERATING EXPENSES:
Cost of sales	52,415	39,463	134,877	145,537
Selling, general and administrative expenses	127,604	183,868	473,303	562,080
	180,019	223,331	608,180	707,617

LOSS FROM OPERATIONS	(145,870)	(181,520)	(440,665)	(457,434)

OTHER EXPENSE
Miscellaneous expense	—	—	1,034	2,559
Interest expense	8,351	5,446	16,794	16,099
Total other expense	8,351	5,446	17,828	18,658

NET LOSS	$(154,221)	$(186,966)	$(458,493)	$(476,092)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.006)	$(0.007)	$(0.017)	$(0.019)

Weighted Average Number of Common Shares Outstanding	27,228,038	25,616,962	26,997,658	25,461,892

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
July 31, 2018 (Unaudited) and October 31, 2017

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2016	25,370,310	$2,537	$9,455,674	$(7,712,757)	$1,745,454

Shares issued for services	300,000	30	97,670	—	97,700

Sale of stock	722,000	72	172,068	—	172,140

Net loss	—	—	—	(633,055)	(633,055)

Balance at October 31, 2017	26,392,310	2,639	9,725,412	(8,345,812)	1,382,239

Shares issued for services	110,000	11	30,889	—	30,900

Sale of stock	732,250	74	221,486	—	221,560

Net loss	—	—	—	(458,493)	(458,493)

Balance at July 31, 2018	27,234,560	$2,724	$9,977,787	$(8,804,305)	$1,176,206

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended July 31, 2018 and 2017 (Unaudited)

	For the Nine Month Periods Ended
	July 31, 2018	July 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(458,493)	$(476,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	8,623	—
Allowance for obsolete inventory	24,468	—
Common stock issued for services	30,900	47,700
Depreciation	26,634	22,856
(Increase) decrease from changes in:
Accounts receivable	14,265	57,581
Inventory	(52,517)	142,212
Deposits on inventory	12,670	—
Prepaid expenses	1,333	(376)
Advance to employees	(4,200)	—
Increase (decrease) from changes in:
Accounts payable	64,632	34,497
Accrued interest expense	12,648	5,599
Accrued expenses	(14,327)	(31,798)
Net cash used in operating activities	(333,364)	(197,821)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,258)	(14,900)
Net cash used in investing activities	(4,258)	(14,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	221,560	40,590
Proceeds from shareholder advances	53,350	—
Payments on shareholder advances	(25,000)	(43,900)
Payments on notes payable	(15,029)	(21,838)
Net cash provided by (used in) financing activities	234,881	(25,148)

Net decrease in cash	(102,741)	(237,869)

CASH, BEGINNING OF YEAR	214,871	502,777

CASH, END OF THE PERIOD	$112,130	$264,908

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,146	$11,001

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month and Nine Month Periods Ended July 31, 2018 and 2017 (Unaudited)

NOTE 1.   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of July 31, 2018, the changes therein for the three and nine month periods then ended and the results of operations for the three and nine month periods ended July 31, 2018 and 2017.

NOTE 2.   The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2017. The results of operations for the three and nine month periods ended July 31, 2018 and 2017 are not necessarily indicative of operating results for the full year.

NOTE 3.    GOING CONCERN

The Company had a net loss of $458,493 and a negative cash flow from operations of $333,364 for the nine month period ended July 31, 2018. In addition, the Company has an accumulated deficit of $8,804,305. Management of the Company has represented that they will be able to continue to support the Company’s cash needs through sales, sales of Company stock, and borrowings from private parties.

NOTE 4.    ACCOUNTS RECEIVABLE

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $8,623 as of the quarter ended July 31, 2018 and an allowance is applied on this receivable balance over 90 days. No allowance was deemed necessary for the fiscal year ended October 31, 2017.

NOTE 5.    INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the selling of its hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory at July 31, 2018 and October 31, 2017 of $75,468 and $51,000, respectively. Management has determined that no allowance is currently necessary on their House Wrap Inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

NOTE 6.    EARNINGS PER SHARE

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month and Nine Month Periods Ended July 31, 2018 and 2017 (Unaudited)

NOTE 7.    INCOME TAXES

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

NOTE 8.   SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $13,000 and $16,000 for the nine month periods ended July 31, 2018 and 2017, respectively.

NOTE 9.    COMMON STOCK

During the nine month period ended July 31, 2018, the Company sold 732,250 shares of common stock to seven investors for total proceeds of $221,560. The stock was issued for prices ranging from $0.20 - $0.32 per share. In addition, the Company issued 110,000 shares to three individuals for services performed during the period. The shares issued were valued ranging between $0.18 - $0.40 per share for a total price of $30,900. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the nine month period ended July 31, 2017, the Company issued 160,000 shares of stock for service. The Company issued one director 30,000 shares at a price of $0.25 per share for services valued at $7,500. The Company issued one stockholder 100,000 shares at a price of $0.30 per share for services valued at $30,000. The Company also issued 30,000 shares of stock to an individual at a price of $0.34 per share for services valued at $10,200. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month and Nine Month Periods Ended July 31, 2018 and 2017 (Unaudited)

Additionally, for the nine month period ended July 31, 2017, the Company sold stock for a price ranging from $0.18-$0.22 per share. The Company sold 217,000 shares of stock for an aggregate price of $40,590. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in this transaction. We placed legends on the stock certificates stated that the securities were not registered under the Securities Act and set for the restrictions on their transferability and sale.

NOTE 10.  DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of July 31, 2018, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment. Due to various environmental regulations regarding propane emitted from the machine into the air and other costs to assemble the machine the Company expects to incur costs in excess of the current deposit agreement. Management of the Company currently can not reasonably estimate the costs.

NOTE 11.  SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month and Nine Month Periods Ended July 31, 2018 and 2017 (Unaudited)

The following tables present our business segment information for the nine month periods ended July 31, 2018 and 2017:

	2018	2017

Revenues:
Apparel	$96,971	$161,015
House Wrap	70,544	89,168
Total Revenues	$167,515	$250,183

Assets:
Apparel	$498,341	$680,465
House Wrap	1,208,561	1,202,835
Total	$1,706,902	$1,883,300

Capital Expenditures:
Apparel	$4,258	$—
Housewrap	—	$14,900
Total	$4,258	$14,900

Depreciation:
Apparel	$8,962	$5,184
House Wrap	17,672	17,672
Total	$26,634	$22,856

NOTE 12.   LEGAL PROCEEDINGS

On November 4, 2016, the Federal Trade Commission (FTC) filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, number 16-1669. In the complaint, the FTC alleges, that, among other matters, the Company does not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as redress of rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. A trial date has been set for January 22, 2019.

The Company strongly denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

NOTE 13.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through September 20, 2018, which is the date financial statements were available to be issued. The Company identified the below subsequent event.

On August 2, 2018, the Company sold 100,000 shares of stock for total proceeds of $25,000 or $0.25 per share.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Completing the development, design and prototypes of our products,

●	Obtaining retail stores or sales agents to offer and sell our products,

●	Developing our website to sell more of our products.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended July 31, 2018 with the Three Month Period Ended July 31, 2017.

	Three Month		Three Month
	Period Ended		Period Ended
	July 31,	% of	July 31,	% of	Increase
	2018	Sales	2017	Sales	(Decrease)	% Change

REVENUE - NET	$34,149	100.00%	$41,811	100.00%	$(7,662)	-18.33%

OPERATING EXPENSES
Cost of sales	52,415	153.49%	39,463	94.38%	12,952	32.82%
Selling, general and administrative expenses	127,604	373.67%	183,868	439.76%	(56,264)	-30.60%

Loss from operations	(145,870)	-427.16%	(181,520)	-434.14%	35,650	-19.64%

OTHER EXPENSE
Interest expense	8,351	24.45%	5,446	13.03%	2,905	53.34%

Net loss	$(154,221)	-451.61%	$(186,966)	-447.17%	$38,555	-20.62%

Revenues for the three month period ended July 31, 2018 were $34,149 compared to revenues of $41,811 for the three month period ended July 31, 2017. The decrease in revenue is attributable to the FTC matter with regard to our House Wrap products as we no longer advertise the insulating quality of these products. The decrease in revenue for our apparel products is attributable, in part, to the fact that we are devoting significant portion of our limited resources to the FTC matter and the fact that this period is normally a slow period for apparel sales on account of the season. See Note 11 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three month period ended July 31, 2018 was ($154,221).

Our selling, general and administrative expenses were $127,604 for the three month period ended July 31, 2018 compared to $183,868 for the three month period ended July 31, 2017. Professional fees for the three month period ended July 31, 2018 were $22,944 compared to $82,258 for the three month period ended July 31, 2017. The majority of our professional fees relate to the legal fees incurred in connection to the FTC matter. We expect our professional fees to continue to be substantial during the course of this legal matter.

INNOVATIVE DESIGNS, INC.

Comparison of the Nine Month Period Ended July 31, 2018 with the Nine Month Period Ended July 31, 2017.

The following table shows a comparison of the results of operations between the nine month periods ended July 31, 2018 and July 31, 2017:

	Nine Month		Nine Month
	Period Ended		Period Ended
	July 31,	% of	July 31,	% of	Increase
	2018	Sales	2017	Sales	(Decrease)	% Change

REVENUE - NET	$167,515	100.00%	$250,183	100.00%	$(82,668)	-33.04%

OPERATING EXPENSES
Cost of sales	134,877	80.52%	145,537	58.17%	(10,660)	-7.32%
Selling, general and administrative expenses	473,303	282.54%	562,080	224.67%	(88,777)	-15.79%

Loss from operations	(440,665)	-263.06%	(457,434)	-182.84%	16,769	-3.67%

OTHER EXPENSE
Miscellaneous expense	1,034	0.62%	2,559	1.02%	(1,525)	-59.59%
Interest expense	16,794	10.03%	16,099	6.43%	695	4.32%

Net loss	$(458,493)	-273.70%	$(476,092)	-190.30%	$17,599	-3.70%

Revenues for the nine month period ended July 31, 2018 were $167,515 compared to revenues of $250,183 for the nine month period ended July 31, 2017. The decrease is caused, by the decrease in our apparel sales and the sales in our House Wrap product line. The apparel sales were adversely affected by warm weather. In December 2016, we voluntarily ceased advertising our House Wrap products as a result of the legal action brought by the Federal Trade Commission (“FTC”). See Note 11 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales. During the nine month period ended July 31, 2018 House Wrap sales totaled $70,544 in comparison with $89,168 during the nine month period ended July 31, 2017. Our net loss for the nine month period ended July 31, 2018 was ($458,493).

Our selling, general and administrative expenses were $473,303 for the nine months ended July 31, 2018 compared to $562,080 for the nine month period ended July 31, 2017. The decrease was a result, in part, by lower seasonal help expense and less advertising and promotional expense and a significant decrease in professional fees. We do not expect our seasonal help expense or advertising and promotional expenses to increase in the current fiscal year ending October 31, 2018.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the period ended July 31, 2018, we funded our operations from revenues from sales and sale of our common stock. During the three month period ended July 31, 2018, we sold our common stock in private transactions and raised $5,000 from the sales. Also, in May 2018, we entered into a loan agreement for $50,000.

Subsequent to the period, in August 2018 we sold our common stock in a private transaction and raised $25,000. See Note 13 of the Notes to the Financials Statements appearing elsewhere in this Report.

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

On November 4, 2016, the Federal Trade Commission (FTC) filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, number 16-1669. In the complaint, the FTC alleges, that, among other matters, the Company does not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as redress of rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. A trial date has been set for January 22, 2019.

The Company strongly denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended July 31, 2018, the Company sold 732,250 shares of common stock to seven investors for total proceeds of $221,560. The stock was issued for prices from $0.20 - $0.32 per share. In addition, the Company issued 110,000 shares to three individuals for services performed during the period. The shares issued were valued between $0.18 - $0.40 per share for a total price of $30,900. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the nine month period ended July 31, 2017, the Company issued 160,000 shares of stock for service. The Company issued one director 30,000 shares at a price of $0.25 per share for services valued at $7,500. The Company issued one stockholder 100,000 share at a price of $0.30 per share for services valued at $30,000. The Company also issued 30,000 shares of stock to an individual at a price of $0.34 per share for services valued at $10,200.

Additionally, for the nine month period ended July 31, 2017, the Company sold stock for a price ranging from $0.18-$0.22 per share. The Company sold 217,000 shares of stock for an aggregate price of $40,590. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in this transaction. We placed legends on the stock certificates stated that the securities were not registered under the Securities Act and set for the restrictions on their transferability and sale.

On August 2, 2018, the Company sold 100,000 shares of stock for total proceeds of $25,000 or $0.25 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because this transaction did not involve a public offering and there was no general solicitation or general advertising involved in this transaction. We placed legends on the stock certificates stated that the securities were not registered under the Securities Act and set for the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended July 31, 2018, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first, second, and third quarter of 2018, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the periods ended January 31, 2018 and July 31, 2018 within the timeline established by the SEC and was required to seek an extension for filing the form.

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

Innovative Designs, Inc.
Registrant

Date:	September 20, 2018	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer