Form 10-K
period 2018-10-31
INNOVATIVE DESIGNS INC
filed 2019-03-13
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended October 31, 2018

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

☐ Yes ☒ No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K (sec. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check One)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $277,966.

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer based on the closing price of $0.08 on February 19, 2019, as reported by the OTCQB, was $1,614,466.

The number of shares of the issuer’s common stock outstanding, as of February 19, 2019, was 28,149,560.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ITEM 1.	DESCRIPTION OF BUSINESS.

The Company was incorporated in the State of Delaware on June 25, 2002. We operate in two separate business segments; cold weather clothing and a house wrap for the building construction industry. Both of our segment lines use products made from INSULTEX, which is a low density foamed polyethylene with buoyancy, scent block, and thermal resistant properties. We have a license agreement directly with the owner of the INSULTEX Technology. In December 2015, we took delivery of equipment capable of producing INSULTEX. Given the time and cost of bringing the equipment into production mode and our current financial condition, it is our current intention to attempt to sell the equipment. We will continue to operate under the license agreement for the manufacture of INSULTEX used in our cold weather clothing.

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

Website and Retailers

We sell both wholesale and retail products on our web site. Our web site, located at www.idigear.com, contains information on our products, technical information on INSULTEX insulation, e-commerce capabilities with "shopping cart", wholesaler information and order forms, company contact information, and links to retailers that carry our products. We have obtained the services of BA Web Productions who assists us in designing and continually developing our website. Our web site features a "wholesaler only" area, allowing our wholesalers access to information, ordering, and reordering. Our products are offered and sold by retailers, distributors and through our web site in all states and Canada. Except for products sold through our web site, others who purchase our products do so at wholesale prices which they plan to sell at their retail prices or use within their industry.

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

During our last fiscal year, two customers accounted for more than ten percent of our cold weather clothing products sales, Fleece Corner (27.1%) and Pro Fishing Supplies (14.5%).

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

INSULTEX House Wrap

During our last fiscal year three customers accounted for more than ten percent of our total sales of our House Wrap product, A-Team Building Supplies, LLC (38.7%), Well Done Insulation (31.1%), and Eddie’s Ace Hardware (13.2%).

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

We have no verbal or written agreements or long-term agreements with PT Lidya and Natalia, and we do not plan to obtain any such agreements. Our products, including our House Wrap, are manufactured on a per order basis.

The fulfillment process involved in completing wholesale orders for non-stocked Arctic Armor products and House Wrap product is described below:

•	We receive a purchase order for a certain number of items from a wholesale purchaser by hand delivery, fax, courier, or mail, with an authorized signature of the purchaser. We do not accept telephone orders.

•	We contact our sub-manufacturers with the details of the order, including the number of units to be produced according to design or model, size, or color. The sub-manufacturer procures all materials required for the product. Our House Wrap inventory is stored in the facility that manufactures it. We use a commercially available breathable water repellant film used in the manufacturing process that we store at the seller’s facility.

•	We complete and forward a purchase order to the manufacturer. The manufacturer approves or disapproves a purchase order.

•	If the purchase order is approved, the manufacturer responds with a final cost, production schedule and date the goods will be delivered to us.

•	We receive finished goods and facilitate turn-around for shipment to retailers. Goods are received in our warehouse/distribution center located in Pittsburgh, Pennsylvania where they are packaged in Master Packs, hang tags attached, and UPC/UCC codes labels applied to items for retailer distribution.

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

We currently have a total of 3 full time employees. We hire part-time personnel as needed.

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

The Company currently has only one supplier of INSULTEX, the special material which is manufactured within the apparel of our cold weather products and our House Wrap product. Additionally, we have one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. Any delays in getting INSULTEX and/or our finished products will adversely affect our revenue stream. Once we have our own equipment operating, we will be able to produce INSULTEX. We intend to use such INSULTEX for our House Wrap product.

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

On November 4, 2016, the FTC filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, number 16-1669. In the complaint, the FTC alleges that, among other matters, the Company does not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as to redress a rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. As a result of the partial federal government shutdown, a new trial date has been set for July 29, 2019.

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

FY 2018	Low	High
Fourth Quarter	$0.16	0.4
Third Quarter	$0.22	0.48
Second Quarter	$0.34	0.75
First Quarter	$0.35	0.75

FY 2017	Low	High
Fourth Quarter	$0.27	0.78
Third Quarter	$0.26	0.44
Second Quarter	$0.19	0.41
First Quarter	$0.29	0.5

On February 19, 2019, the closing bid price was $0.08.

The source of the above data is www.otcmarkets.com.

Holders

As of February 19, 2019, we had 195 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding.

Dividends

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

Recent Sales of Unregistered Securities.

During the quarter ended January 31, 2018, the Company issued 50,000 shares of common stock to one individual for services performed during December 2017 valued at $20,000. The stock was issued at a price of $0.40 per share. In addition, the Company sold 351,000 shares of common stock to three individuals for total proceeds of $111,560. The stock was issued at a price ranging from $0.30-$0.32 per share.

During the quarter ended April 30, 2018, the Company issued 55,000 shares of common stock to two individuals for services performed in April 2018 valued at $9,900. The stock was issued at a price of $0.18 per share. In addition, the Company sold 356,250 shares of common stock to three individuals for total proceeds of $105,000. The stock was issued at a price ranging from $0.25-$0.32 per share.

During the quarter ended July 31, 2018, the Company issued 5,000 shares of common stock to one individual for services performed in May 2018 valued at $1,000 in total. The stock was issued at a price of $0.20 per share. In addition, the Company sold 25,000 shares of common stock to one individual for total proceeds of $5,000. The stock was issued at a price of $0.20 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions and the transaction cited above did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the quarter ended October 31, 2018, the Company issued 130,000 shares of common stock to two shareholders for services performed in September and October 2018 valued at $39,000 in total. The stock was issued at a price of $0.30 per share. Additionally, for the quarter ended October 31, 2018, the Company sold 425,000 shares of common stock for total proceeds of $90,000. The stock was issued at a price ranging from $0.20 - $0.25 per share to three stockholders. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During January 2019, the Company sold 360,000 shares of stock to five individuals for total proceeds of $61,200. The stock was issued for $0.17 per share. Each Unit consisted of 60,000 shares of common stock and a warrant to purchase 60,000 shares of common stock. The strike price of the warrant was $.17 per share. The term was three years. The Company also agreed to register the shares and the shares underlying the warrants. Each Unit was priced at $10,200. Each purchaser was an “accredited investor”. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

Results of Operations

Comparison of the fiscal year ended October 31, 2018, with the fiscal year ended October 31, 2017.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2018 and October 31, 2017:

	Fiscal Year Ended October 31, 2018	% of Sales	Fiscal Year Ended October 31, 2017	% of Sales	Increase (Decrease)	% Change

REVENUE	$249,682	100.00%	$367,955	100.00%	$(118,273)	-32.14%

OPERATING EXPENSES
Cost of sales	160,534	64.30%	216,250	58.77%	(55,716)	-25.76%
Selling, general and administrative expenses	648,363	254.37%	755,836	205.42%	(120,717)	-15.97%

Loss from operations	$559,215	-218.67%	(604,131)	-164.19%	58,160	-9.63%

OTHER INCOME/(EXPENSE)
Other income (expense)	27,250	10.91%	(4,846)	-1.32%	32,096	0.00%
Interest expense	(22,660)	-9.08%	(24,078)	-6.54%	1,418	-5.89%

Net loss	$(554,625)	-216.83%	$(633,055)	-172.05%	$91,674	17.86%

Common shares outstanding	27,789,560		26,392,310

Loss per common share	$(0.029)		$(0.024)

Results of Operations

Revenues for the fiscal year ended October 31, 2018, were $249,682 compared to revenues of $367,955 for the comparable period ending October 31, 2017. House Wrap product revenue totaled $184,294 last year compared to $132,535 for Fiscal Year ended October 31, 2018. Nearly all of the remaining revenues were derived from our Arctic Armor product line which totaled $117,147 for Fiscal Year ended October 31, 2018 compared to revenues of $183,661 for the Fiscal Year ended October 31, 2017. The decrease in revenue is attributable to the FTC matter with regard to our House Wrap products as we no longer advertise the insulating quality of these products. The decrease in revenue for our apparel product line is attributable to the fact that we are devoting significant portion of our limited resources to the FTC matter. Revenues are net of returns and discounts. We estimate that approximately sixty percent of our cold weather apparel products are sold to outdoor sportsmen, primarily those engaged in ice fishing.

Selling, general and administrative expense decreased from $755,836 in fiscal year 2017, to $648,363 in fiscal year ending October 31, 2018. This decrease reflects, in part, a decreased cost of commissions of $24,989 and professional fees of $81,175 The professional fees which totaled $235,831 are primarily related to the FTC matter.

Our cost of sales decreased from $216,250 as of October 31, 2017 to $160,534 as of October 31, 2018.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2018, we funded our operations from revenues and private sales of our common stock. We will continue to fund our operations from these sources until we are able to produce sales sufficient to cover our cost structure or to secure commercial lending arrangements.

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2016, the Company has made payments of $600,000. In addition to the final payments, the Company will have to have the equipment and machines installed and ensure that the machine can be operated in compliance with environmental regulations. The Company has not made an estimate of the costs required for bringing the machine into compliance, but it is considered to be substantial. Given the expected time and cost of bringing the equipment into production mode and our current financial condition, it is our intention to attempt to sell the equipment.

Short Term: We funded our operations with revenues from sales, private sales of our common stock and from loans from our Chief Executive Officer and others. We could not access commercial lines of credit during our last fiscal year.

Our existing debt obligations consist of the following:

•	US SBA Loan. The amount was $280,100. This was a disaster loan assistance program. The date of the loan was July 12, 2005. The interest rate is 2.9% yearly. Payments are $1,186 per month for thirty years. The loan is guaranteed by our CEO and he and his spouse have pledged certain assets as collateral for the loan. The loan was modified on January 23, 2006. The new loan amount is $430,500. The monthly payments are $1,820 and the loan matures in July 2035. As the loan was for a specific disaster assistance program, we cannot obtain any additional funds. As of October 31, 2018, $119,486 in principal plus accrued interest was still outstanding.

•	Note Payable $8,000 - Roberta Riccelli. Interest is at 10% for 120 days. The principal and interest were due on June 17, 2012 but was extended through a verbal agreement with no set maturity date. As of October 31, 2018, $5,000 in principal plus accrued interest was still outstanding.

•	Note Payable $20,000 - Corinthian Development. Interest is at 10%. The principal and interest of $22,000 was due May 15, 2013 but was extended through a verbal agreement with no set maturity date. As of October 31, 2018, $10,000 in principal plus accrued interest was still outstanding.

•	Note Payable $27,500 - Sol & Tina Waxman Family Foundation. Interest is at 10%. The principal and interest is due on demand on January 5, 2018. As of October 31, 2018, $30,250 in principal plus accrued interest was still outstanding.

•	Note Payable $90,000 - Joseph Riccelli. Interest is at 10% for 180 days. The principal and interest is due on demand on November 22, 2013 but was extended through a verbal agreement with no set maturity date. As of October 31, 2018, $13,500 in principal plus accrued interest was still outstanding.

•	Note Payable $40,672 – Riccelli Properties. Interest is 10% per six months. The principal and interest is due on February 7, 2018 but was extended through a verbal agreement with no maturity date. As of October 31, 2018, $36,600 in principal plus accrued interest was still outstanding.

•	Note Payable $50,000 – Lawrence Fraser. Interest is at 10%. The principal and interest is due June 1, 2019. As of October 31, 2018, $50,000 in principal plus accrued interest was still outstanding.;

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2018. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer/Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2018. In particular, our controls over financial reporting were not effective in the specific areas described in the paragraphs below.

As of October 31, 2018, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•	Policies and Procedures for the Financial Close and Reporting Process – Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having such policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

•	Representative with Financial Expertise – For the year ended October 31, 2018, the Company did not have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. All of our financial reporting is carried out by one individual and the use of an external accounting firm. This lack of accounting staff results in a lack of segregation of duties, timeliness in closing the books and records, delays in filing quarterly and annual financial information, numerous post-closing adjusting journal entries, and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2018 and 2017, or subsequent to October 31, 2018, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	68	Chief Executive Officer,	1 year
		Chief Financial Officer,
		Principal Accounting Officer,
		Chairman
Dean P. Kolocouris	48	Director	1 year
Daniel P. Rains	66	Director	1 year

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli
CEO, Chairman	2018	$ 49,876	0	0	0	0	0	0	$ 49,876

Joseph Riccelli
CEO, Chairman	2017	$ 49,876	0	0	0	0	0	0	$ 49,876

During 2018, we paid our Chief Executive Officer $49,876 in compensation.

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

Director Compensation

Name	Fees Paid or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dean P. Kolocouris Kolocouris	0	0	0	0	0	0	0

Daniel P. Rains Rains	0	0	0	0	0	0	0

Joseph Riccelli Riccelli	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warranties and rights	Weighted-average exercise price of outstanding options, warranties and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	$0	$0.90(1)	400,000

(1)	Weighted average price was based on market value of the shares on or about the date the service was performed. Market value of the price per share ranged from $1.90 to $0.76 per share over the period of time in which the various services were performed.

(2)	All stock that has been issued by the Company out of the equity compensation plan was for the exchange of professional services. No shares were sold for cash.

Use of Proceeds from Registered Securities

Not Applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership as of February 19, 2019 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli		7,355,000	Direct	26.47%
	Chief Executive Officer
	Chairman of the Board	(1)	421,478	Indirect	1.52%
	of Directors
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

Common Stock	Dean P. Kolocouris		67,000	Direct	*
	Director
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

Common Stock	Daniel P. Rains		110,000	Direct	*
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

All Directors and Executive Officers as a Group			7,953,478		28.62%

*	Represents less than one percent.

(1)	Represents 421,478 shares of common stock held in the Gino A. Riccelli Trust. The Trust is for a son of our Chief Financial Officer. Mr. Joseph Riccelli is the trustee of the trust.

By virtue of his stock ownership or control over our stock, Mr. Riccelli may be deemed to “control” the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2018 and 2017, our current auditors, Louis Plung & Company billed the Company $18,000 for professional services, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

3.1	Revised Certificate of Incorporation****
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested] **
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Haas outdoors, Inc. and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005. ***
10.7	Machinery Purchase Agreement *****
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the years ended October 31, 2011 and 2010, (ii) the Balance Sheets at October 31, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended October 31, 2011 and 2010 and (iv) the notes to the Financial Statements.

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003

**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008
***	Previously filed as exhibits to Form 10-K/A filed November 23, 2009
****	Previously filed as exhibit to Form 10-K filed February 12, 2015
*****	Previously filed as exhibit to Form 10-K filed January 28, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: March 13, 2019	By:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2019	By:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, and Chairman
of the Board of Directors

Date: March 13, 2019	By:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: March 13, 2019	By:	/s/ Daniel Rains
Daniel Rains
Director

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

October 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Innovative Designs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovative Designs, Inc. (the Company) as of October 31, 2018 and 2017, and the related statements of operations, stockholders' equity, and cash flows for each of the fiscal years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Pittsburgh, Pennsylvania

March 13, 2019

Innovative Designs Inc.
Balance Sheet
For the Years Ended October 31, 2018 and 2017

ASSETS

	2018	2017

CURRENT ASSETS
Cash and cash equivalents	$112,203	$214,871
Accounts receivable - Net of allowance for doubtful accounts of $9,320 as of October 31, 2018 and $0 as of October 31, 2017	13,455	23,805
Inventory - net of inventory reserve of $75,468 as of October 31, 2018 and $51,000 as of October 31, 2017, respectively	749,519	729,845
Inventory on consignment	1,625	1,625
Deposits on inventory	57,330	70,000
Prepaid expenses	11,669	14,653
Total current assets	945,801	1,054,799

PROPERTY AND EQUIPMENT - NET	131,532	160,862

OTHER ASSETS
Advance to employee	8,200	4,000
Deposit on equipment	617,000	617,000
TOTAL OTHER ASSETS	625,200	621,000

TOTAL ASSETS	$1,702,533	$1,836,661

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$194,963	$129,278
Current portion of notes payable	18,628	18,096
Accrued interest expense	22,885	44,184
Due to stockholders	145,350	118,500
Accrued expenses	10,775	25,102
Total current liabilities	392,601	335,160

LONG TERM LIABILITIES
Long-term portion of notes payable	100,858	119,262

TOTAL LIABILITIES	493,459	454,422

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,800,000 and 100,000,000 shares authorized as of October 31, 2018 and 2017, and 27,789,560 and 26,392,310 issued and outstanding as of October 31, 2018 and 2017, respectively	2,780	2,639
Additional paid-in capital	10,106,731	9,725,412
Accumulated deficit	(8,900,437)	(8,345,812)
Total stockholders' equity	1,209,074	1,382,239

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,702,533	$1,836,661

Innovative Designs Inc.
Statement of Operations
For the Years Ended October 31, 2018 and 2017

	2018	2017

REVENUES - NET OF RETURNS AND ALLOWANCES	$249,682	$367,955

OPERATING EXPENSES
Cost of sales	160,534	216,250
Selling, general and administrative expenses	648,363	755,836

LOSS FROM OPERATIONS	(559,215)	(604,131)

OTHER EXPENSE
Other income	28,284	—
Other expense	(1,034)	(4,846)
Interest expense	(22,660)	(24,078)

TOTAL OTHER EXPENSE	4,590	(28,924)

NET LOSS	$(554,625)	$(633,055)

PER SHARE INFORMATION
Basic

Net Loss Per Common Share	$(0.020)	$(0.025)

Weighted Average Number of
Common Shares Outstanding	27,122,315	25,582,984

Innovative Designs Inc.
Statement of Shareholders' Equity
For the Years Ended October 31, 2018 and 2017

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at October 31, 2016	25,370,310	$2,537	$9,455,674	$(7,712,757)	$1,745,454

Shares issued for services	300,000	30	97,670	—	97,700

Sale of stock	722,000	72	172,068	—	172,140

Net loss	—	—	—	(633,055)	(633,055)

Balance at October 31, 2017	26,392,310	2,639	9,725,412	(8,345,812)	1,382,239

Shares issued for services	240,000	24	69,876	—	69,900

Sale of stock	1,157,250	117	311,443	—	311,560

Net loss	—	—	—	(554,625)	(554,625)

Balance at October 31, 2018	27,789,560	$2,780	$10,106,731	$(8,900,437)	$1,209,074

Innovative Designs Inc.
Statement of Cash Flows
For the Years Ended October 31, 2018 and 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(554,625)	$(633,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	9,320	—
Allowance for obsolete inventory	24,468	11,000
Common stock issued for services	69,900	97,700
Depreciation	33,588	30,963
(Increase) decrease from changes in:
Accounts receivable	1,030	48,338
Inventory	(44,142)	195,742
Deposits on inventory	12,670	(70,000)
Prepaid expense	2,984	2,832
Advance to employee	(4,200)	—
Increase (decrease) from changes in:
Accounts payable	65,685	12,766
Accrued interest expense	(21,299)	(5,701)
Accrued expenses	(14,327)	(68,231)

Net cash used in operating activities	(418,948)	(377,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,258)	(14,900)

Net cash used in investing activities	(4,258)	(14,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	311,560	172,140
Proceeds from stockholder advances	53,350	—
Payments on stockholder advances	(26,500)	(43,672)
Payments on notes payable	(17,872)	(67,000)
Net cash provided by financing activities	320,538	104,640

Net decrease in cash and cash equivalents	(102,668)	(287,906)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	214,871	502,777

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$112,203	$214,871

Supplemental disclosure of cash flow information:
Cash paid for interest	$43,959	$29,779

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year End - The Company’s fiscal year ends on October 31. The fiscal years ending October 31, 2018 and 2017 are referred to as 2018 and 2017, respectively, throughout the Company’s financial statements.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Revenue is derived from sales of the Company’s recreational products, such as Arctic Armor, and our house wrap line of products. Sales of these items are recognized when the items are shipped. The Company offers a 5-day return policy and no warranty on all of its products. All sales outside the United States are entered into using the U.S. dollar as its functional currency. During 2018 and 2017, the Company took back certain products from customers that accounted for $683 and $5,165, respectively in revenue. The Company was not required to accept these returns but made a business decision to do so.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of the Company’s debt instruments approximates their fair values as the interest is tied to or approximates market rates.

Estimated Uncollectable Accounts - Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $9,320 as of the fiscal year ended October 31, 2018 and an allowance is applied on this receivable balance over 90 days. No allowance was deemed necessary for the fiscal year ended October 31, 2017.

Inventory - Inventory consists primarily of finished goods. Inventory is stated at the lower of cost or net realizable value and is valued based on first-in-first-out. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. A reserve balance of approximately $75,000 and $51,000 was recorded as of October 31, 2018 and 2017, respectively. The reserve is evaluated on a quarterly basis and adjusted accordingly.

Deposits on Inventory - The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished purchase orders are received by the Company, the deposits associated with those purchase orders are transferred into inventory. The Company had a on deposit for the INSULTEX in the amount of $57,330 and $70,000 as of October 31, 2018 and 2017, respectively.

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

Deposits on Equipment - On July 12, 2015, the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2018, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping. Given the expected time and cost of bringing the equipment into production mode and the Company’s current financial condition, it is the Company’s intention to attempt to sell the equipment.

Impairment of Long-lived Assets - Management of the Company considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded in 2018 and 2017.

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

Concentration of Credit Risk - The Company maintains its cash and cash equivalents with a financial institution which management believes to be of high credit quality. Their accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 in coverage. The balances in these accounts may, at times, exceed the federally insured limits. The Company has not experienced any losses on the deposits and management believes the Company is not exposed to any significant credit risk related to these accounts. The Company had no uninsured cash balances as of October 31, 2018 and 2017, respectively.

Shipping and Handling - Shipping costs associated with acquiring inventories are charged to cost of goods sold when incurred. The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice and are included in revenue at the time the merchandise is shipped. The shipping and handling costs associated with customer orders was $16,247 and $18,825 for the fiscal years ended October 31, 2018 and 2017, respectively.

Net Income Per Common Share - The Company calculates net income per share in accordance with ASC Topic 260 “Earnings per Share”. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. The Company only has common stock outstanding for 2018 and 2017. As a result, diluted earnings per share was not calculated.

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

Recent Accounting Standards Update - Recently, various new Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board (FASB). Management has determined, based on their review, the following ASUs issued recently that will be applicable to the Company. Management will continue to monitor the issuance of updates throughout the year to determine if the update will have an impact on the Company’s financial statements and should it have an impact, the update will be disclosed in the notes to the financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which added a requirement than an entity, when acting as a lessee, should recognize in the balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For public business entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2019 including interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. Management is determining if the adoption of this guidance will have any impact on the financial statements and notes thereto.

2.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2018	2017

Equipment	$221,835	$217,577
Containers	14,900	14,900
Furniture and fixtures	11,083	11,083
Leasehold improvements	4,806	4,806
Automobile	9,121	9,121
	261,745	257,487

Less accumulated depreciation	130,213	96,625

Property and equipment - net	$131,532	$160,862

Depreciation expense for the fiscal years ended October 31, 2018 and 2017 was $33,588 and $30,963, respectively.

3.	BORROWINGS

Borrowings at October 31, 2018 and 2017 consisted of the following:

	2018	2017

Due to Stockholders

Note Payable $8,000 - Roberta Riccelli, February 2012.
Due June 17, 2012; interest is 10% for 120 days. Note was extended through a verbal agreement with no set maturity date.	$5,000	$5,000

Note Payable $20,000 - Corinthian Development,
January 15, 2013. Due May 15, 2013; payable on demand; interest is 10%; Note was extended through a verbal agreement with no set maturity date.	10,000	10,000

Note Payable $25,000 - Sol & Tina Waxman Family
Foundation, March 2015. Amended January 15, 2018 for $30,250; Due January 5, 2019; interest is 10%.	30,250	27,500

Note Payable $90,000 - Joseph Riccelli, Sr., May 2013. Due
November 22, 2013; interest is 10% for 180 days. Note was extended through a verbal agreement with no set maturity date.	13,500	40,000

Note Payable $50,000 - Lawrence Fraser, May 29, 2018.
Due June 1, 2019; interest is 10% annually.	50,000	—

Note Payable $40,672 - Riccelli Properties, August 7, 2017.
Due February 7, 2018; interest is 10%.	36,600	36,000

Total Due to Stockholders	$145,350	$118,500

Notes Payable

Note Payable - U.S. Small Business Administration.
Due July 2035; payable in monthly installments of $1,820 including interest at 2.9% annum.	$119,486	$137,358

Total Borrowings	264,836	255,858

Less Due to Stockholders	145,350	118,500

Less Current Portion of Notes Payable	18,628	18,096

Total Long Term Portion of Notes Payable	$100,858	$119,262

Maturities of long-term debt are as follows:

Year Ending October 31	Stockholders	Notes Payable	Amount Due

2019	$145,350	18,628	$163,978
2020	—	19,168	19,168
2021	—	19,739	19,739
2022	—	20,319	20,319
2023	—	20,916	20,916
Thereafter	—	20,716	20,716

Total	$145,350	$119,486	$264,836

DUE TO STOCKHOLDERS

In February 2012, the Company entered into a note payable with Roberta Riccelli for $8,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance as of October 31, 2018 and 2017 was $5,000.

In January 2013, the Company entered into a note payable with Corinthian Development for $20,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of May 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2018 and 2017 was $10,000.

In May 2013, the Company entered into a note payable with the Sol & Tina Waxman Family Foundation for $100,000. This loan was to be used to fund operations of the Company. The Company’s CEO has pledged 250,000 shares of his stock, as collateral. This note is also personally guaranteed by the Company’s CEO. There have been various subsequent amendments to the original note agreement. The most recent amendment was made in January 2018 for the balance of $30,250. Interest is payable at 10% and total payment is due by January 5, 2019. The loan balance at October 31, 2018 and 2017 was $30,250 and $27,500, respectively.

In May 2013, the Company entered into a note payable with its CEO, Joseph Riccelli, for $90,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of November 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2018 and 2017 was $13,500 and $40,000, respectively.

During May 2018, the Company entered into a note payable agreement with Lawrence Fraser for $50,000. This loan was used to fund the operations of the Company. This loan is due on June 1, 2019, including interest at 10%. The loan balance at October 31, 2018 was $50,000.

During August 2017, the Company entered into a note payable agreement with Riccelli Properties, which is wholly owned and operated by the Company’s CEO, Joseph Riccelli, in the amount of $40,672. This amount reflects payments made by Riccelli Properties on the Small Business Association promissory note. Riccelli Properties sold the real estate that was collateral on the promissory note. The note has a term of 6 months and an interest rate of 10%. This loan balance at October 31, 2018 and 2017 was $36,600 and $36,000, respectively.

NOTES PAYABLE

In July 2005, the Company was approved for a low interest promissory note from the U.S. Small Business Administration in the amount of $280,100. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, of $1,820 are due monthly. A payment was made on the note of $40,672 during the year ended October 31, 2017 due to the sale of real estate by Riccelli Properties that was collateral on the promissory note. The loan balance was $119,486 and $137,358 at October 31, 2018 and 2017, respectively. This note is guaranteed by the Company’s CEO.

4.	EXCLUSIVE LICENSING AND MANUFACTURING AGREEMENT

On April 16, 2006, the Company entered into an Exclusive License and Manufacturing Agreement (the “Agreement”) with the Ketut Group, with an effective date of April 1, 2006, whereby the Company acquired an exclusive license to develop, use, sell, manufacture and market products related to or utilizing INSULTEX™, Korean Patent Number, (0426429) or any INSULTEX Technology. At the behest of the Board of Directors, the INSULTEX trademark was chosen as the mark to identify the product utilized by Innovative since its inception and was originally registered by Joseph Riccelli on February 17, 2005. The new trademark, intended to avoid confusion arising from the use of the old Eliotex trademark in association with a new, subsequent, different and separately-patented product, was assigned by Mr. Riccelli to the Company on April 25, 2006, with that assignment to become effective upon final approval of the Statement of Use by the United States Patent and Trademark Office. The License was awarded by the Korean inventor, an individual who is part of the Ketut Group, and the manufacturer of INSULTEX™. The Company received an exclusive forty (40) year worldwide license, except for Korea and Japan, with an initial term of ten (10) years and an option to renew the License for up to three (3) successive ten (10) year terms. The first ten-year option was exercised. Additionally, the Company was granted the exclusive rights to any current or future inventions, improvements, discoveries, patent applications and letters of patent which the Ketut Group controls or may control related to INSULTEX™. Furthermore, the Company has the right to grant sub-licenses to other manufacturers for the use of INSULTEX™ or any INSULTEX Technology.

5.	CONCENTRATIONS

Revenues from three customers were approximately 51% and 34% of the Company’s revenues for the fiscal years ended October 31, 2018 and 2017, respectively.

Three customers accounted for approximately 86% and 71% of the Company’s accounts receivable as of October 31, 2018 and 2017, respectively.

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company. Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia, and one manufacturer that produces house wrap on behalf of the Company in Massachusetts.

6.	INCOME TAXES

In prior years the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2017 tax year, fiscal year end October 31, 2018, the Company had net operating loss carryforwards of approximately $5,700,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2037 tax year, fiscal year end October 31, 2038. Effective for tax years ending in 2018 or later, net operating losses cannot be carried back but can be carried forward to future tax years indefinitely. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2018	2017

Net operating loss carryforward	$2,554,625	$2,000,000
Depreciation	—	—
Net deferred tax assets before valuation allowance	2,554,625	2,000,000
Less: Valuation allowance	(2,554,625)	(2,000,000)

Net deferred tax assets	$—	$—

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of October 31, 2018 and 2017, respectively.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2018	2017

Federal statutory rate	21%	34%
Effect of net operating losses	(21%)	(34%)

Effective income tax rate	—	—

The Company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (H.R.1) (the "Act"). The Act includes a number of changes to existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction applies to tax years beginning on or after January 1, 2018.

As a result of the reduction in the corporate income tax rate under the Act, the Company had to revalue its net deferred tax liability, for the fiscal year ended October 31, 2017. The did not change the Company's net income for the fiscal year ended October 31, 2018.

7.	COMMITMENTS

The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of our Chief Executive Officer, for $3,500 per month. The lease is based on a verbal agreement with month to month terms. For the fiscal years ended October 31, 2018 and 2017 rent expense totaled $42,000.

8.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenue	$116,203	$17,163	$34,149	$82,167	$249,682

Loss from operations	$(138,990)	$(155,805)	$(145,870)	$(118,550)	$(559,215)

Net loss	$(146,249)	$(158,023)	$(154,221)	$(96,132)	$(554,625)

Weighted average shares outstanding	26,732,245	27,033,872	27,228,038	27,492,223	27,122,315

Basic loss per share	(0.005)	(0.006)	(0.006)	(0.003)	(0.020)

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenue	$169,210	$39,162	$41,811	$117,772	$367,955

Loss from operations	$(110,754)	$(157,147)	$(181,520)	$(154,710)	$(604,131)

Net loss	$(119,240)	$(160,751)	$(186,966)	$(166,098)	$(633,055)

Weighted average shares outstanding	25,370,310	25,396,265	25,616,962	25,942,310	25,582,984

Basic loss per share	(0.005)	(0.006)	(0.007)	(0.006)	(0.025)

9.	SEGMENT INFORMATION

We have organized our operations into two segments as discussed in Note 1 to the financial statements. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the fiscal years ending October 31, 2018 and 2017:

	2018	2017
Revenues:
Apparel	$117,147	$183,661
Housewrap	132,535	184,294
Total Revenues	$249,682	$367,955

Assets:
Apparel	$500,208	$677,566
Housewrap	1,202,325	1,159,095
Total	$1,702,533	$1,836,661

Capital Expenditures:
Apparel	$4,258	$—
Housewrap	—	14,900
Total	$4,258	$14,900

Depreciation:
Apparel	$9,961	$7,336
Housewrap	23,627	23,627
Total	$33,588	$30,963

10.	COMMON STOCK

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

During the quarter ended January 31, 2018, the Company issued 50,000 shares of common stock to one individual for services performed during December 2017 valued at $20,000. The stock was issued at a price of $0.40 per share. In addition, the Company sold 351,000 shares of common stock to three individuals for total proceeds of $111,560. The stock was issued at a price ranging from $0.30-$0.32 per share.

During the quarter ended April 30, 2018, the Company issued 55,000 shares of common stock to two individuals for services performed in April 2018 valued at $9,900. The stock was issued at a price of $0.18 per share. In addition, the Company sold 356,250 shares of common stock to three individuals for total proceeds of $105,000. The stock was issued at a price ranging from $0.25-$0.32 per share.

During the quarter ended July 31, 2018, the Company issued 5,000 shares of common stock to one individual for services performed in May 2018 valued at $1,000 in total. The stock was issued at a price of $0.20 per share. In addition, the Company sold 25,000 shares of common stock to one individual for total proceeds of $5,000. The stock was issued at a price of $0.20 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions and the transaction cited above did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the quarter ended October 31, 2018, the Company issued 130,000 shares of common stock to two shareholders for services performed in September and October 2018 valued at $39,000 in total. The stock was issued at a price of $0.80 per share. Additionally, for the quarter ended October 31, 2018, the Company sold 425,000 shares of common stock for total proceeds of $90,000. The stock was issued at a price ranging from $0.20 - $0.25 per share to three stockholders. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

11.	RELATED PARTY TRANSACTIONS

The Company has entered into various debt agreements with related parties. These agreements are classified as shareholder loans within Note 3 to the financial statements.

The Company has entered into a verbal lease agreement as further discussed in Note 7 to the financial statements.

12.	LITIGATION

On November 4, 2016, the Federal Trade Commission (FTC) filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, number 16-1669. In the complaint, the FTC alleges that, among other matters, the Company does not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as redress of rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. The parties are currently in the expert discovery phase. As a result of the partial federal government shutdown, a new trial date has been set for July 29, 2019.

The Company strongly denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

13.	GOING CONCERN

The Company had a net loss of $554,625 and a negative cash flow from operations of $418,948 for the year ended October 31, 2018. In addition, the Company has an accumulated deficit of $8,900,437. Management of the Company has represented that they will be able to continue to support the Company’s cash needs through sales, sales of Company stock, and borrowings from private parties.

14.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through March 13, 2019, the date these financial statements were available to be issued. During their evaluation, the following subsequent events were identified.

During January 2019, the Company sold 360,000 shares of stock to five individuals for total proceeds of $61,200. The stock was issued for $0.17 per share. Each Unit consisted of 60,000 shares of common stock and a warrant to purchase 60,000 shares of common stock. The strike price of the warrant was $.17 per share. The term was three years. The Company also agreed to register the shares and the shares underlying the warrants. Each Unit was priced at $10,200. Each purchaser was an “accredited investor”. The Company believes that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. The Company has placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

48