Form 10-Q
period 2019-01-31
INNOVATIVE DESIGNS INC
filed 2019-05-01
CIK 1190370

A UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

(Check One)

Large Accelerated Filer ____	Accelerated Filer ____

Non-accelerated Filer ____	Smaller reporting company X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]   NO [X]

As of April 29, 2019, there were 28,209,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES [  ]   NO [X]

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2019

Part I -- Financial Information

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

January 31, 2019 (Unaudited) and October 31, 2018

	2019	2018
ASSETS
CURRENT ASSETS
Cash	$77,781	$1,12,203
Accounts receivable - net of allowance for doubtful accounts of $10,354 and $9,320 as of January 31, 2019 and October 31, 2018, respectively	45,659	13,455
Inventory - net of obsolete inventory reserve of $75,468 as of January 31, 2019 and October 31, 2018, respectively	674,144	721,262
Inventory on consignment	1,625	1,625
Deposits on inventory	57,330	57,330
Prepaid expenses	10,018	11,669
Total current assets	866,557	917,544

PROPERTY AND EQUIPMENT - NET	123,205	131,532

OTHER ASSETS
Advance to employees	8,200	8,200
Assets held for sale	600,000	617,000

Total other assets	608,200	625,200

TOTAL ASSETS	$1,597,962	$1,674,276

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$323,403	$194,963
Current portion of notes payable	18,628	18,628
Accrued interest expense	23,248	22,885
Due to shareholders	134,350	145,350
Accrued expenses	10,916	10,775
Total current liabilities	510,545	392,601

Long-term portion of notes payable	95,768	100,858

TOTAL LIABILITIES	606,313	493,459

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 28,149,560 and 27,789,560 issued and outstanding as of January 31, 2019 and October 31, 2018	2,816	2,780
Additional paid-in capital	10,167,895	10,106,731
Accumulated deficit	(9,179,062)	(8,928,694)
Total stockholders' equity	991,649	1,180,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,597,962	$1,674,276

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three Month Periods Ended January 31, 2019 and 2018 (Unaudited)

	Three Month Periods Ended January 31,
	2019	2018

REVENUES - NET	$109,344	$116,203

OPERATING EXPENSES:
Cost of sales	66,204	64,382
Selling, general and administrative expenses	270,904	190,811
	337,108	255,193

LOSS FROM OPERATIONS	(227,764)	(138,990)

OTHER EXPENSE
Miscellaneous expense	686	547
Impairment loss on assets held for sale	17,000	-
Interest expense	4,918	6,712
Total other expense	22,604	7,259

NET LOSS	$(250,368)	$(146,249)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.009)	$(0.005)

Weighted Average Number of Common Shares Outstanding	27,228,038	26,732,245

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

January 31, 2019 (Unaudited) and October 31, 2018

	Common Stock Number of	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2018	27,789,560	$2,780	$10,106,731	$(8,928,694)	$1,180,817

Sale of stock	360,000	36	61,164	-	61,200

Net loss	-	-	-	(250,368)	(250,368)

Balance at January 31, 2019	28,149,560	$2,816	$10,167,895	$(9,179,062)	$991,649

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Three Month Periods Ended January 31, 2019 and 2018 (Unaudited)

	For the Three Month Periods Ended
	January 31, 2019	January 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(250,368)	$(146,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	1,034	-
Common stock issued for services	-	20,000
Impairment loss on assets held for sale	17,000	-
Depreciation	8,327	8,878
(Increase) decrease from changes in:
Accounts receivable	(33,238)	(4,590)
Inventory	47,118	(59,411)
Deposits on inventory	-	21,670
Prepaid expenses	1,651	3,208
Advance to employees	-	(4,200)
Increase (decrease) from changes in:
Accounts payable	128,440	53,842
Accrued interest expense	363	2,297
Accrued expenses	141	(5,912)
Net cash used in operating activities	(79,532)	(110,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(4,258)
Net cash used in investing activities	-	(4,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	61,200	111,560
Proceeds from shareholder advances	-	-
Payments on shareholder advances	(11,000)	(11,250)
Payments on notes payable	(5,090)	(5,016)
Net cash provided by financing activities	45,110	95,294

Net decrease in cash	(34,422)	(19,431)

CASH, BEGINNING OF YEAR	112,203	214,871

CASH, END OF THE PERIOD	$77,781	$195,440

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,555	$4,415

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2019 and 2018 (Unaudited)

BASIS OF PRESENTATION

NOTE 1.	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of January 31, 2019, the changes therein for the three month period then ended and the results of operations for the three month periods ended January 31, 2019 and 2018.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2018. The results of operations for the three periods ended January 31, 2019 and 2018 are not necessarily indicative of operating results for the full year.

NOTE 2.	GOING CONCERN

The Company had a net loss of $250,368 and a negative cash flow from operations of $79,532 for the three month period ended January 31, 2019. In addition, the Company has an accumulated deficit of $9,179,062. Management of the Company has represented that they will be able to continue to support the Company’s cash needs through sales, sales of Company stock, and borrowings from private parties.

NOTE 3.	ACCOUNTS RECEIVABLE

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $10,354 and $9,320 as of the quarter ended January 31, 2019 and as of the fiscal year ended October 31, 2018, respectively. Management has applied an allowance on all balances in excess of 90 days.

NOTE 4.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the selling of its hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory at January 31, 2019 and October 31, 2018 of $75,468. Management has determined that no allowance is currently necessary on their House Wrap Inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

Three Month Periods Ended January 31, 2019 and 2018 (Unaudited)

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $4,400 and $5,500 for the three month periods ended January 31, 2019 and 2018, respectively.

NOTE 8.	COMMON STOCK

During the three month period ended January 31, 2019, the Company sold 360,000 shares of common stock to seven investors for total proceeds of $61,200. The stock was issued for $0.17 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

NOTE 9.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of January 31, 2019, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment. Due to various environmental regulations regarding propane emitted from the machine into the air and other costs to assemble the machine the Company expects to incur costs in excess of the current deposit agreement. Management of the Company currently cannot reasonably estimate the costs. During the three month period ended January 31, 2019 Management plans to sell the machine. The shipping and other purchase costs associated with the purchase of the machine are deemed impaired. The total loss on impairment for the three month period ended January 31, 2019 is $17,000.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2019 and 2018 (Unaudited)

NOTE 10.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the three month periods ended January 31, 2019 and 2018:

	2019	2018
Revenues:
Apparel	$94,219	$86,063
House Wrap	15,125	30,140
Total Revenues	$109,344	$116,203

Assets:
Apparel	$451,289	$581,654
House Wrap	1,146,673	1,274,279
Total	$1,597,962	$1,855,933

Capital Expenditures:
Apparel	$-	$4,258
Housewrap	-	-
Total	$-	$4,258

Depreciation:
Apparel	$2,372	$2,853
House Wrap	5,955	6,025
Total	$8,327	$8,878

NOTE 11.	LEGAL PROCEEDINGS

On November 4, 2016, the Federal Trade Commission (FTC) filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, number 16-1669. In the complaint, the FTC alleges, that, among other matters, the Company does not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as redress of rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. Due to the partial government shutdown a new trial date was set for July 29, 2019.

The Company strongly denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2019 and 2018 (Unaudited)

NOTE 12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through May 1, 2019, which is the date financial statements were available to be issued. The Company identified the below subsequent event.

During February, the Company sold 60,000 shares for total proceeds of $10,200. The stock was issued for $0.17 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

INNOVATIVE DESIGNS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Reform Act of 1995. All statements other than statements of historical fact, including statements regarding future results of operation, made in this Quarterly Report on Form 10-Q are forward-looking statements. We use words such as expects, believes, intends, and similar expressions to identify forward-looking statements. Forward looking-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, an adverse outcome in our legal matter with the Federal Trade Commission, competition in our cold weather markets, our inability to secure sufficient funding to maintain and/or expand our current level of operations and the seasonality of our cold weather product line. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. The Company undertakes no obligation to publicity update or revise any forward-looking statement, whether as a result of new information, future events or otherwise except as required by law.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended January 31, 2019 with the Three Month Period Ended January 31, 2018.

The following table shows a comparison of the results of operations between the three month periods ended January 31, 2019 and January 31, 2018:

	Three Month Period Ended January 31, 2019	% of Sales	Three Month Period Ended January 31, 2018	% of Sales	Increase (Decrease)	% Change

REVENUE - NET	$109,344	100.00%	$116,203	100.00%	$(6,859)	-5.90%

OPERATING EXPENSES
Cost of sales	66,204	60.55%	64,382	55.40%	1,822	2.83%
Selling, general and administrative expenses	270,904	247.75%	190,811	164.20%	80,093	41.98%

Loss from operations	(227,764)	-208.30%	(138,990)	-119.61%	(88,774)	63.87%

OTHER EXPENSE
Miscellaneous expense	686	0.63%	547	0.47%	139	25.41%
Impairment loss on assets held for sale	17,000	15.55%	-	0.00%	17,000	100%
Interest expense	4,918	4.50%	6,712	5.78%	(1,794)	-26.73%

Net loss	$(233,368)	-213.43%	$(146,249)	-125.86%	$(87,119)	59.57%

Revenues for the three month period ended January 31, 2019 were $109,344 compared to revenues of $116,203 for the three month period ended January 31, 2018. The decrease is caused, by the decrease in our apparel sales and the sales in our House Wrap product line. The apparel sales were adversely affected by warm weather. In December 2016, we voluntarily ceased advertising our House Wrap products as a result of the legal action brought by the Federal Trade Commission (“FTC”). See Note 10 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales. During the three month period ended January 31, 2019 House Wrap sales totaled $15,125 in comparison with $30,140 during the three month period ended January 31, 2018. Our net loss for the three month period ended January 31, 2019 was ($250,368).

Our selling, general and administrative expenses were $270,904 for the three months ended January 31, 2019 compared to $190,811 for the three month period ended January 31, 2018. The increase was a result of our third party warehouse for inventory charging us $103,090 in relation to storage of inventory. We do not expect our seasonal help expense or advertising and promotional expenses to increase in the current fiscal year ending October 31, 2019.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the period ended January 31, 2019, we funded our operations from revenues from sales and sale of our common stock. During the three month period ended January 31, 2019, we sold our common stock in private transactions and raised $61,200 from the sales. If we are not able to either increase our sales revenue or sell more of our common stock during the current quarter, we may not able to support our current cost structure.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. The Company reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company took delivery of the equipment in December 2015 It is the Company’s current plan to sell the equipment. The Company has currently made deposits of $600,000 on the equipment. The Company has incurred $17,000 of additional expenses related to shipping. See Note 9 of the Notes to the Condensed Financial Statements.

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

During the three month period ended January 31, 2019, the Company sold 360,000 shares of common stock to seven investors for total proceeds of $61,200. The stock was issued for $0.17 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During February, the Company sold 60,000 shares for total proceeds of $10,200. The stock was issued for $0.17 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended January 31, 2019, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first, second, and third quarter of 2018, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended January 31, 2019 within the timeline established by the SEC and was required to seek an extension for filing the form.

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

Innovative Designs, Inc.
Registrant

Date: May 1, 2019	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer