Form 10-Q
period 2019-04-30
INNOVATIVE DESIGNS INC
filed 2019-07-26
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-51791

INNOVATIVE DESIGNS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0465528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

124 Cherry Street, Pittsburgh, Pennsylvania	15223
(Address of principal executive offices)	(Zip Code)

(412) 799-0350
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has fled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 13, 2019, there were 29,009,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

2

Part I -- Financial Information

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
April 30, 2019 (Unaudited) and October 31, 2018

ASSETS

	2019	2018
CURRENT ASSETS
Cash	$44,358	$112,203
Accounts receivable - net of allowance for doubtful accounts of $10,570 and $10,354 as of April 30, 2019 and October 31, 2018, respectively	857	13,455
Inventory - net of obsolete inventory reserve of $75,468 as of April 30, 2019 and October 31, 2018, respectively	666,408	721,262
Inventory on consignment	1,625	1,625
Deposits on inventory	57,330	57,330
Current portion of right of use asset	39,482	40,584
Prepaid expenses	10,018	11,669
Total current assets	820,078	958,128

PROPERTY AND EQUIPMENT - NET	115,149	131,532

OTHER ASSETS
Advance to employees	8,200	8,200
Assets held for sale	600,000	617,000

Total other assets	608,200	625,200

RIGHT OF USE ASSET, NET OF CURRENT PORTION	86,900	106,368

TOTAL ASSETS	$1,630,327	$1,821,228

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$343,095	$194,963
Current portion of notes payable	18,628	18,628
Accrued interest expense	26,121	22,885
Due to shareholders	131,350	145,350
Current portion of right of use lease liability	39,482	40,584
Accrued expenses	10,916	10,775
Total current liabilities	569,592	433,185
LONG-TERM PORTION OF NOTES PAYABLE	90,720	100,858

RIGHT OF USE LEASE LIABILITY, NET OF CURRENT PORTION	86,900	106,368

TOTAL LIABILITIES	747,212	640,411
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, and 28,334,560 and 27,789,560 issued and outstanding as of April 30, 2019 and October 31, 2018	2,835	2,780
Additional paid-in capital	10,188,076	10,106,731
Accumulated deficit	(9,307,796)	(8,928,694)
Total stockholders' equity	883,115	1,180,817
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,630,327	$1,821,228

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three and Six Month Periods Ended April 30, 2019 and 2018 (Unaudited)

	Three Month Periods Ended April 30,		Six Month Periods Ended April 30,
	2019	2018	2019	2018

REVENUES - NET	$30,359	$17,163	$139,703	$133,366

OPERATING EXPENSES:
Cost of sales	13,207	18,080	79,411	82,462
Selling, general and administrative expenses	140,249	154,888	411,153	345,699
	153,456	172,968	490,564	428,161

LOSS FROM OPERATIONS	(123,097)	(155,805)	(350,861)	(294,795)

OTHER EXPENSE
Miscellaneous expense	600	487	1,286	1,034
Impairment loss on assets held for sale	—	—	17,000	—
Interest expense	5,037	1,731	9,955	8,443
Total other expense	5,637	2,218	28,241	9,477

NET LOSS	$(128,734)	$(158,023)	$(379,102)	$(304,272)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.005)	$(0.006)	$(0.014)	$(0.011)

Weighted Average Number of Common Shares Outstanding	28,211,021	27,033,872	28,041,880	26,880,559

5

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
April 30, 2019 (Unaudited) and October 31, 2018

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2018	27,789,560	$2,780	$10,106,731	$(8,928,694)	$1,180,817

Sale of stock	545,000	55	81,345	—	81,400

Net loss	—	—	—	(379,102)	(379,102)

Balance at April 30, 2019	28,334,560	$2,835	$10,188,076	$(9,307,796)	$883,115

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Six Month Periods Ended April 30, 2019 and 2018 (Unaudited)

	For the Six Month Periods Ended
	April 30, 2019	April 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(379,102)	$(304,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	216	8,026
Common stock issued for services	—	29,900
Impairment loss on assets held for sale	17,000	—
Depreciation	16,383	17,756
Amortization of right of use asset	20,570	—
(Increase) decrease from changes in:
Accounts receivable	12,382	15,779
Inventory	54,854	(67,378)
Deposits on inventory	—	12,670
Prepaid expenses	1,651	(318)
Advance to employees	—	(4,200)
Increase (decrease) from changes in:
Accounts payable	148,132	38,995
Accrued interest expense	3,236	855
Accrued expenses	141	(5,912)
Net cash used in operating activities	(104,537)	(258,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(4,258)
Net cash used in investing activities	—	(4,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	81,400	216,560
Proceeds from shareholder advances	—	(19,650)
Payments on shareholder advances	(14,000)	(9,358)
Payments on right of use lease liability	(20,570)	—
Payments on notes payable	(10,138)	—
Net cash provided by financing activities	36,692	187,552

Net decrease in cash	(67,845)	(74,805)

CASH, BEGINNING OF YEAR	112,203	214,871

CASH, END OF THE PERIOD	$44,358	$140,066

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,719	$7,588

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Six Month Periods Ended April 30, 2019 (unaudited) and 2018

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of April 30, 2019, the changes therein for the three and six month periods then ended and the results of operations for the three and six month periods ended April 30, 2019 and 2018.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2018. The results of operations for the three and six periods ended April 30, 2019 and 2018 are not necessarily indicative of operating results for the full year.

NOTE 2. RIGHT OF USE ASSETS AND LEASE LIABILITIES

During the quarter ended April 30, 2019, the Company implemented Accounting Standards Update 2016-02, Leases. Under the new guidance, a lessee must be recorded a liability for lease payments (referred to as the lease liability) and an asset for the right to use the leased asset during the lease term (referred to at the right of use asset) for all leases, regardless of whether they are designated as finance or operating leases. This election requires the lessee to recognize lease expense on a straight-line basis over the lease term. The right of use assets and corresponding right of use liabilities have been recorded using the present value of the leases. See Notes 11 and 12 within the Form 10-Q for additional disclosure on leases

NOTE 3. GOING CONCERN

The Company had a net loss of $379,102 and a negative cash flow from operations of $104,537 for the six month period ended April 30, 2019. In addition, the Company has an accumulated deficit of $9,307,796. Management of the Company has represented that they will be able to continue to support the Company’s cash needs through sales, sales of Company stock, and borrowings from private parties.

NOTE 4. ACCOUNTS RECEIVABLE

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $10,570 and $10,354 as of the quarter ended April 30, 2019 and as of the fiscal year ended October 31, 2018, respectively. Management has applied an allowance on all balances in excess of 90 days.

NOTE 5. INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the selling of its hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory at April 30, 2019 and October 31, 2018 of $75,468. Management has determined that no allowance is currently necessary on their House Wrap Inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Six Month Periods Ended April 30, 2019 (unaudited) and 2018

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

NOTE 8. SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $4,400 and $9,000 for the six month periods ended April 30, 2019 and 2018, respectively.

NOTE 9. COMMON STOCK

During the six month period ended April 30, 2019, the Company sold 545,000 shares of common stock to seven investors for total proceeds of $81,400. The stock was issued between $0.08 and $0.17 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Six Month Periods Ended April 30, 2019 (unaudited) and 2018

During the six-month period ended April 30, 2018, the Company sold 707,250 shares of common stock to three investors for total proceeds of $216,560. The stock was issued for prices from $0.25-$0.32 per share. In addition, the Company issued 105,000 shares to two individuals for services performed during the period. The shares issued were valued at $0.18 and $0.40 per share for a total price of $29,900. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

NOTE 10. DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of April 30, 2019, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment. Due to various environmental regulations regarding propane emitted from the machine into the air and other costs to assemble the machine the Company expects to incur costs in excess of the current deposit agreement. Management of the Company currently cannot reasonably estimate the costs. During the three month period ended January 31, 2019 Management decided to sell the machine. The shipping and other purchase costs associated with the purchase of the machine were deemed impaired and accordingly they were written off. The total loss on impairment for the six month period ended April 30, 2019 is $17,000.

NOTE 11. RIGHT OF USE ASSETS

The Company entered into a month to month verbal lease for office space prior to the quarter ended April 30, 2019 that are classified as right of use assets and lease liabilities. The lease for the Company’s office space is estimated to be through June 2022. In accordance with ASU 2016-02, the Company calculated the present a value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office leases. Applying the commercial rate, the Company calculated the present value of $150,496 for the office lease as of April 30, 2019.

As of April 30, 2019, the right of use assets associated with future operating leases are as follows:

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Six Month Periods Ended April 30, 2019 (unaudited) and 2018

Total present value of right of use assets under lease agreements	$150,496

Amortization of right of use assets	(24,114)

Total right of use assets as of April 30, 3019	$126,382

The right of use assets were amortized approximately $3,429 per month. Total amortization expense related to the right of use assets under the lease agreements was $20,570 and $0 for the six months ended April 30, 2019 and 2018, respectively.

Future amortization of the right of use assets as of April 30, 2019 are as follows:

2020	$39,482
2021	37,366
2022	38,224
2023	11,310
$126,382

NOTE 12. RIGHT OF USE LEASE LIABILITIES

As disclosed in Note 11, the Company entered into a lease for office space prior to the quarter ended April 30, 2019 that are classified as a right of use assets and lease liabilities.

As of April 30, 2019, the lease liabilities associated with future payments due under the leases are as follows:

Total present value of future lease payments	$150,496

Principal payments made	(24,114)

Total right of use lease liabilties as of April 30, 2019	$126,382

The following is a schedule of future minimum lease payments under the right of use lease agreements together with the present value of the net minimum lease payments as of April 30, 2019:

Total future minimum lease payments	$143,500

Less present value discount	17,118

Total right of use lease liabilities as of April 30, 2019	126,382

Less current portion due within one year	39,482

Long-term right of use liabilities	$86,900

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Six Month Periods Ended April 30, 2019 (unaudited) and 2018

Total maturities of lease liabilities as of April 30, 2019 are as follows:

	Total future
	minimum lease	Present value	Right of use
	payments	discount	lease liabilities

2020	$42,000	$2,518	$39,482
2021	42,000	4,634	37,366
2022	42,000	6,636	35,364
2023	17,500	3,330	14,170

	$143,500	$17,118	$126,382

NOTE 13. SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the six month periods ended April 30, 2019 and 2018:

	2019	2018

Revenues:
Apparel	$107,868	$96,172
House Wrap	31,835	37,194
Total Revenues	$139,703	$133,366

Assets (Less Right of Use Asset):
Apparel	$365,888	$556,343
House Wrap	1,138,057	1,227,436
Total	$1,503,945	$1,783,779

Capital Expenditures:
Apparel	$—	$4,258
Housewrap	—	—
Total	$—	$4,258

Depreciation:
Apparel	$4,666	$6,039
House Wrap	11,717	11,717
Total	$16,383	$17,756

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Six Month Periods Ended April 30, 2019 (unaudited) and 2018

NOTE 14. LEGAL PROCEEDINGS

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

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through July 26, 2019, which is the date financial statements were available to be issued. The Company identified the below subsequent event.

During May 2019, the Company sold 125,000 shares of stock to one investor for total proceeds of $10,000. The stock was issued for $0.08 per share. Additionally, during May 2019, one debt holder converted the $50,000 loan and $5,000 of accrued interest to $550,000 shares of stock. The debt was converted at $0.10 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

•	Completing the development, design and prototypes of our products,

•	Obtaining retail stores or sales agents to offer and sell our products,

•	Developing our website to sell more of our products.

Results of Operations

Comparison of the Three Month Period Ended April 30, 2019 with the Three Month Period Ended April 30, 2018.

The following table shows a comparison of the results of operations between the three month periods ended April 30, 2019 and April 30, 2018:

	Three Month		Three Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2019	Sales	2018	Sales	(Decrease)	% Change

REVENUE - NET	$30,359	100.00%	$17,163	100.00%	$13,196	76.89%

OPERATING EXPENSES
Cost of sales	13,207	43.50%	18,080	105.34%	(4,873)	-26.95%
Selling, general and administrative expenses	140,249	461.97%	154,888	902.45%	(14,639)	-9.45%

Loss from operations	(123,097)	-405.47%	(155,805)	-907.80%	32,708	-20.99%

OTHER EXPENSE
Miscellaneous expense	600	1.98%	487	2.84%	113	23.20%
Interest expense	5,037	16.59%	1,731	10.09%	3,306	190.99%

Total other expense	5,637	18.57%	2,218	12.92%	3,419	154.15%

Net loss	$(128,734)	-424.04%	$(158,023)	-920.72%	$36,014	-22.79%

Revenues for the three month period ended April 30, 2019 were $30,359 compared to revenues of $17,163 for the three month period ended April 30, 2018. The increase in revenue is attributable to an increase in sales of apparel of approximately $12,000. See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales. Our net loss for the three month period ended April 30, 2019 was ($128,734).

Our selling, general and administrative expenses were $140,249 for the three months ended April 30, 2019 compared to $154,888 for the three month period ended April 30, 2018. Professional fees for the period ended April 30, 2019 were $45,159 compared to $32,099 for the three month period ended April 30, 2018. The majority of our professional fees related to the legal fees incurred in connection to the FTC matter. We expect our professional fees to continue to be substantial during the course of this legal matter.

Comparison of the Six Month Period Ended April 30, 2019 with the Six Month Period Ended April 30, 2018.

The following table shows a comparison of the results of operations between the six month periods ended April 30, 2019 and April 30, 2018:

	Six Month		Six Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2019	Sales	2018	Sales	(Decrease)	% Change

REVENUE - NET	$139,703	100.00%	$133,366	100.00%	$6,337	4.75%

OPERATING EXPENSES
Cost of sales	79,411	56.84%	82,462	61.83%	(3,051)	-3.70%
Selling, general and administrative expenses	411,153	294.31%	345,699	259.21%	65,454	18.93%

Loss from operations	(350,861)	-251.15%	(294,795)	-221.04%	(56,066)	19.02%

OTHER EXPENSE
Miscellaneous expense	1,286	0.92%	1,034	0.78%	252	24.37%
Impairment loss on assets held for sale	17,000	12.17%	—	0.00%	17,000	100.00%
Interest expense	9,955	7.13%	8,443	6.33%	1,512	17.91%

Net loss	$(379,102)	-271.36%	$(304,272)	-228.15%	$(74,830)	24.59%

Revenues for the six month period ended April 30, 2019 were $139,703 compared to revenues of $133,366 for the three month period ended April 30, 2018. The increase is caused, by the increase in our apparel sales of approximately $12,000 and the decrease sales in of our House Wrap product line of approximately $6,000. In December 2016, we voluntarily ceased advertising our House Wrap products as a result of the legal action brought by the Federal Trade Commission (“FTC”). See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales. During the six month period ended April 30, 2019 House Wrap sales totaled $31,835 in comparison with $37,194 during the six month period ended April 30, 2018. Our net loss for the six month period ended April 30, 2019 was ($379,102).

Our selling, general and administrative expenses were $411,153 for the six months ended April 30, 2019 compared to $345,699 for the six month period ended April 30, 2018. The increase was a result of our third party warehouse for inventory charging us $154,635 in relation to storage of inventory. We do not expect our seasonal help expense or advertising and promotional expenses to increase in the current fiscal year ending October 31, 2019.

Liquidity and Capital Resources

During the period ended April 30, 2019, we funded our operations from revenues from sales and sale of our common stock. During the six month period ended April 30, 2019, we sold our common stock in private transactions and raised $81,400 from the sales. If we are not able to either increase our sales revenue or sell more of our common stock during the current quarter, we may not able to support our current cost structure.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. The Company reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company took delivery of the equipment in December 2015. It is the Company’s current plan to sell the equipment. The Company has currently made deposits of $600,000 on the equipment. The Company has incurred $17,000 of additional expenses related to shipping, which was written of in the first quarter of 2019. See Note 10 of the Notes to the Condensed Financial Statements.

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

During the six month period ended April 30, 2019, the Company sold 545,000 shares of common stock to seven investors for total proceeds of $81,400. The stock was issued between $0.08 and $0.17 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During May 2019, the Company sold 125,000 shares of stock to one investor for total proceeds of $10,000. The stock was issued for $0.08 per share. Additionally, during May 2019, one debt holder converted the $50,000 loan and $5,000 of accrued interest to $550,000 shares of stock. The debt was converted at $0.10 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended April 30, 2019, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first, second, and third quarter of 2018, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended January 31, 2019 and April 30, 2019 within the timeline established by the SEC and was required to seek an extension for filing the form.

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

ITEM 6	EXHIBITS

*3.1	Revised Certificate of Incorporation

**3.2	By-Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s Form 10-K filed February 12, 2015

**	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

99***	Incorporated by reference to the Company’s Current Report on Form 8-K, filed November 4, 2016

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: July 26, 2019	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer and Chief Financial Officer

