Form 10-K/A
period 2018-10-31
INNOVATIVE DESIGNS INC
filed 2019-08-15
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934. For the fiscal year ended October 31, 2018

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934. For the Transition period from _______ to ________.

Commission file number: 000-51791

Innovative Designs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0465528
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

124 Cherry Street	15223
Pittsburgh, Pennsylvania (Address of Principal Executive Offices)	(Zip Code)

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Explanatory Note

The purpose of this Amendment No. 1 to Innovative Designs, Inc. Annual Report on Form 10-K for the fiscal year ended October 31, 2018 is to amend the report of independent registered public accounting firm and the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The report of independent registered public accounting firm originally filed with the Form 10-K did not contain the independent registered public accounting form’s electronic signature. The electronic signature is included on the report of independent registered registered public accounting firm in the Form 10-K/A.

We are filing this Amendment No. 1 to reflect the restatement of our financial statements contained herein. During April of 2019, management of the Company concluded that because of an error in calculating costs for House Wrap that was produced during the current fiscal year, the Company should restate its previously issued financial statements for the fiscal year ended October 31, 2018.

Please see Note 1 – Restatement contained in the Notes to the Financial Statements appearing in this Form 10-K/A Amendment 1 which further describes the effect of these restatements.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the For 10-K is presented as of the filing date of the original Form 10-K and does not modify or update in any way the disclosures made in the original Form 10-K.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-K/A includes new certifications by our principle executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the items noted above no other information included in the Company’s original Form 10-K is being amended by this Form 10-K/A.

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

FY 2018	Low	High
Fourth Quarter	$0.16	0.40
Third Quarter	$0.22	0.48
Second Quarter	$0.34	0.75
First Quarter	$0.35	0.75

FY 2017	Low	High
Fourth Quarter	$0.27	0.78
Third Quarter	$0.26	0.44
Second Quarter	$0.19	0.41
First Quarter	$0.29	0.50

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

Results of Operations

Comparison of the fiscal year ended October 31, 2018, with the fiscal year ended October 31, 2017.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2018 and October 31, 2017:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October 31, 2018	% of Sales	October 31, 2017	% of Sales	Increase (Decrease)	% Change

REVENUE	$249,682	100.00%	$367,955	100.00%	$(118,273)	-32.14%

OPERATING EXPENSES
Cost of sales	188,791	75.61%	216,250	58.77%	(27,459)	-12.70%
Selling, general and administrative expenses	648,363	259.68%	755,836	205.42%	(107,473)	-14.22%

Loss from operations	(587,472)	-235.29%	(604,131)	-164.19%	16,659	-2.76%

OTHER INCOME/(EXPENSE)
Other income (expense)	27,250	10.91%	(4,846)	-1.32%	32,096	0.00%
Interest expense	(22,600)	-9.05%	(24,078)	-6.54%	1,478	-6.14%

Net loss	$(582,822)	-233.43%	$(633,055)	-172.05%	$50,233	17.86%

Common shares outstanding	27,789,560		26,392,310

Loss per common share	$(0.021)		$(0.024)

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

Our cost of sales decreased from $216,250 as of October 31, 2017 to $188,791 as of October 31, 2018.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli
CEO, Chairman	2018	$49,876	0	0	0	0	0	0	$49,876

Joseph Riccelli
CEO, Chairman	2017	$49,876	0	0	0	0	0	0	$49,876

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

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: August 9, 2019	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 9, 2019	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Chairman of the Board of Directors

Date: August 9, 2019	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: August 9, 2019	by:	/s/ Daniel Rains
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

/s/ Louis Plung & Company, LLP

Pittsburgh, Pennsylvania

August 9, 2019

Innovative Designs Inc.
Balance Sheet
For the Years Ended October 31, 2018 and 2017

ASSETS
	2018	2017
CURRENT ASSETS
Cash and cash equivalents	$112,203	$214,871
Accounts receivable - Net of allowance for doubtful accounts of $9,320 as of October 31, 2018 and $0 as of October 31, 2017	13,455	23,805
Inventory - net of inventory reserve of $75,468 as of October 31, 2018 and $51,000 as of October 31, 2017, respectively	721,262	729,845
Inventory on consignment	1,625	1,624
Deposits on inventory	57,330	70,000
Prepaid expenses	11,669	14,653
Total current assets	917,544	1,054,798

PROPERTY AND EQUIPMENT - NET	131,532	160,862

OTHER ASSETS
Advance to employee	8,200	4,000
Deposit on equipment	617,000	617,000
TOTAL OTHER ASSETS	625,200	621,000

TOTAL ASSETS	$1,674,276	$1,836,660

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$194,963	$129,278
Current portion of notes payable	18,628	18,096
Current portion of related party debt	0	—
Accrued interest expense	22,885	44,184
Due to stockholders	145,350	118,500
Accrued expenses	10,775	25,102
Total current liabilities	392,601	335,160

LONG TERM LIABILITIES
Long-term portion of notes payable	100,858	119,262

TOTAL LIABILITIES	493,459	454,422

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,800,000 and 100,000,000 shares authorized as of October 31, 2018 and 2017, and 27,789,560 and 26,392,310 issued and outstanding as of October 31, 2018 and 2017, respectively	2,780	2,639
Additional paid-in capital	10,106,731	9,725,412
Accumulated deficit	(8,928,694)	(8,345,812)
Total stockholders' equity	1,180,817	1,382,239

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,674,276	$1,836,661

Innovative Designs Inc.
Statement of Operations
For the Years Ended October 31, 2018 and 2017

	2018	2017

REVENUES - NET OF RETURNS AND ALLOWANCES	$249,682	$367,955

OPERATING EXPENSES
Cost of sales	188,791	216,250
Selling, general and administrative expenses	648,363	755,836

LOSS FROM OPERATIONS	(587,472)	(604,131)

OTHER EXPENSE
Other income	28,284	—
Other expense	(1,034)	(4,846)
Interest expense	(22,660)	(24,078)

TOTAL OTHER EXPENSE	4,590	(28,924)

NET LOSS	$(582,882)	$(633,055)

PER SHARE INFORMATION
Basic

Net Loss Per Common Share	$(0.021)	$(0.025)

Weighted Average Number of Common Shares Outstanding"	27,122,315	25,582,984

Innovative Designs Inc.
Statement of Shareholders' Equity
For the Years Ended October 31, 2018 and 2017

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at October 31, 2016	25,370,310	$2,537	$9,455,674	$(7,712,757)	$1,745,454

Shares issued for services	300,000	30	97,670	—	97,700

Sale of stock	722,000	72	172,068	—	172,140

Net loss	—	—	—	(633,055)	(633,055)

Balance at October 31, 2017	26,392,310	2,639	9,725,412	(8,345,812)	1,382,239

Shares issued for services	240,000	24	69,876	—	69,900

Sale of stock	1,157,250	117	311,443	—	311,560

Net loss	—	—	—	(582,882)	(582,882)

Balance at October 31, 2018	27,789,560	$2,780	$10,106,731	$(8,928,694)	$1,180,817

Innovative Designs Inc.
Statement of Cash Flows
For the Years Ended October 31, 2018 and 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(582,882)	$(633,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	9,320	—
Allowance for obsolete inventory	24,468	11,000
Common stock issued for services	69,900	97,700
Depreciation	33,588	30,963
(Increase) decrease from changes in:
Accounts receivable	100	48,338
Inventory	(15,885)	195,742
Deposits on inventory	12,670	(70,000)
Prepaid expense	2,984	2,832
Advance to employee	(4,200)	—
Increase (decrease) from changes in:
Accounts payable	65,685	12,766
Accrued interest expense	(21,299)	(5,701)
Accrued expenses	(14,327)	(68,231)

Net cash used in operating activities	(419,878)	(377,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,258)	(14,900)

Net cash used in investing activities	(4,258)	(14,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	311,560	172,140
Proceeds from stockholder advances	53,350	—
Proceeds from stockholders advances	—	43,172
Payments on stockholder advances	(26,500)	(43,672)
Payments on notes payable	(17,872)	(67,000)
Payments on notes payable - related party	—	—
Proceeds from notes payable	—	—
Net cash provided by financing activities	320,538	104,640

Net decrease in cash and cash equivalents	(103,598)	(287,906)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	214,871	502,777

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$111,273	$214,871

Supplemental disclosure of cash flow information:
Stock issuance for debt and interest conversion	$—	$—
Cash paid for interest	$43,959	$29,779

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

Recent Accounting Standards Update – Recently, various new Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board (FASB). Management has determined, based on their review, the following ASUs issued recently that will be applicable to the Company. Management will continue to monitor the issuance of updates throughout the year to determine if the update will have an impact on the Company’s financial statements and should it have an impact, the update will be disclosed in the notes to the financial statements.

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

Restatement - The Form 10-K report filed on March 13, 2019 had inventory valued at $749,519. This value was overstated by $28,257 due to inventory being valued at an older standard cost that has not been adjusted to the new current standard cost. The Company decreased the inventory value by $28,257 and increased the cost of sales by a like amount to correct this overstatement.

2.       PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2018	2017

Equipment	$221,835	$217,577
Containers	14,900	14,900
Furniture and fixtures	11,083	11,083
Leasehold improvements	4,806	4,806
Automobile	9,121	9,121
	261,745	257,487

Less accumulated depreciation	130,213	96,265

Property and equipment - net	$131,532	$161,222

Depreciation expense for the fiscal years ended October 31, 2018 and 2017 was $33,588 and $30,963, respectively.

3.       BORROWINGS

Borrowings at October 31, 2018 and 2017 consisted of the following:

	2018	2017

Due to Stockholders

Note Payable $8,000 - Roberta Riccelli, February 2012. Due June 17, 2012; interest is 10% for 120 days. Note was extended through a verbal agreement with no set maturity date.	$5,000	$5,000
Note Payable $20,000 - Corinthian Development, January 15, 2013. Due May 15, 2013; payable on demand; interest is 10%; Note was extended through a verbal agreement with no set maturity date.	10,000	10,000
Note Payable $25,000 - Sol & Tina Waxman Family Foundation, March 2015. Amended January 15, 2018 for $30,250; Due January 5, 2019; interest is 10%.	30,250	27,500
Note Payable $90,000 - Joseph Riccelli, Sr., May 2013. Due November 22, 2013; interest is 10% for 180 days. Note was extended through a verbal agreement with no set maturity date.	13,500	40,000
Note Payable $50,000 - Lawrence Fraser, May 29, 2018. Due June 1, 2019; interest is 10% annually. Note was extended through a verbal agreement with no set maturity date.	50,000	—
Note Payable $40,672 - Riccelli Properties, August 7, 2017. Due February 7, 2018; interest is 10%.	36,600	36,000

Total Due to Stockholders	$145,350	$118,500

Notes Payable
Note Payable - U.S. Small Business Administration. Due July 2035; payable in monthly installments of $1,820 including interest at 2.9% annum.	$119,486	$137,358

Total Borrowings	264,836	255,858

Less Due to Stockholders	145,350	118,500

Less Current Portion of Notes Payable	18,628	18,096

Total Long Term Portion of Notes Payable	$100,858	$119,262

Maturities of long-term debt are as follows:

Year Ending		Notes
October 31	Stockholders	Payable	Amount Due

2019	$145,350	18,628	$163,978
2020	—	19,168	19,168
2021	—	19,739	19,739
2022	—	20,319	20,319
2023	—	20,916	20,916
Thereafter	—	20,716	20,716

Total	$145,350	$119,486	$264,836

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

6.       INCOME TAXES

In prior years, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2017 tax year, fiscal year end October 31, 2018, the Company had net operating loss carryforwards of approximately $5,700,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2037 tax year, fiscal year end October 31, 2038. Effective for tax years ending in 2018 or later, net operating losses cannot be carried back but can be carried forward to future tax years indefinitely. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

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

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (H.R.1) (the “Act”). The Act includes a number of changes to existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction applies to tax years beginning on or after January 1, 2018.

As a result of the reduction in the corporate income tax rate under the Act, the Company had to revalue its net deferred tax liability, for the fiscal year ended October 31, 2017. The did not change the Company’s net income for the fiscal year ended October 31, 2018.

7.       COMMITMENTS

The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of our Chief Executive Officer, for $3,500 per month. The lease is based on a verbal agreement with month to month terms. For the fiscal years ended October 31, 2018 and 2017 rent expense totaled $42,000.

8.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$116,203	$17,163	$34,149	$82,167	$249,682

Loss from operations	$(138,990)	$(155,805)	$(145,870)	$(146,807)	$(587,472)

Net loss	$(146,249)	$(158,023)	$(154,221)	$(124,389)	$(582,882)

Weighted average shares outstanding	26,732,245	27,033,872	27,228,038	27,492,223	27,122,315

Basic loss per share	(0.005)	(0.006)	(0.006)	(0.005)	(0.021)

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$169,210	$39,162	$41,811	$117,772	$367,955

Loss from operations	$(110,754)	$(157,147)	$(181,520)	$(154,710)	$(604,131)

Net loss	$(119,240)	$(160,751)	$(186,966)	$(166,098)	$(633,055)

Weighted average shares outstanding	25,370,310	25,396,265	25,616,962	25,942,310	25,582,984

Basic loss per share	(0.005)	(0.006)	(0.007)	(0.006)	(0.025)

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

13.       GOING CONCERN

The Company had a net loss of $582,882 and a negative cash flow from operations of $418,948 for the year ended October 31, 2018. In addition, the Company has an accumulated deficit of $8,928,694. Management of the Company has represented that they will be able to continue to support the Company’s cash needs through sales, sales of Company stock, and borrowings from private parties.

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