Form 10-Q
period 2019-07-31
INNOVATIVE DESIGNS INC
filed 2019-10-31
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

As of October 31, 2019 there were 30,111,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2019

Part I -- Financial Information

Item 1.	CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

July 31, 2019 (Unaudited) and October 31, 2018

	2019	2018
ASSETS
CURRENT ASSETS
Cash	$36,165	$112,203
Accounts receivable - net of allowance for doubtful accounts of $10,409 and $9,320 as of July 31, 2019 and October 31, 2018, respectively	264	13,455
Inventory - net of obsolete inventory reserve of $75,468 as of July 31, 2019 and October 31, 2018, respectively	653,135	721,262
Inventory on consignment	1,625	1,625
Deposits on inventory	57,330	57,330
Current portion of right of use asset	36,039	40,584
Prepaid expenses	10,018	11,669
Total current assets	794,576	958,128
PROPERTY AND EQUIPMENT - NET	106,822	131,532
OTHER ASSETS
Advance to employees	8,200	8,200
Assets held for sale	600,000	617,000
Total other assets	608,200	625,200
RIGHT OF USE ASSET, NET OF CURRENT PORTION	88,696	106,368
TOTAL ASSETS	$1,598,294	$1,821,228

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$414,014	$194,963
Current portion of notes payable	18,628	18,628
Accrued interest expense	19,498	22,885
Due to shareholders	81,350	145,350
Current portion of right of use lease liability	36,039	40,584
Accrued expenses	10,916	10,775
Total current liabilities	580,445	433,185

LONG-TERM LIABILITIES
Long-term portion of notes payable	86,067	100,858
Right of use lease liability, net of current portion	88,696	106,368
Total long-term liabilities	174,763	207,226
TOTAL LIABILITIES	755,208	640,411

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	—	—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 29,301,560 and 27,789,560 issued and outstanding as of July 31, 2019 and October 31, 2018	2,932	2,780
Additional paid-in capital	10,283,019	10,106,731
Accumulated deficit	(9,442,865)	(8,928,694)
Total stockholders' equity	843,086	1,180,817
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,598,294	$1,821,228

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Month Periods Ended July 31, 2019 and 2018 (Unaudited)

	Three Month Periods Ended July 31,		Nine Month Periods Ended July 31,
	2019	2018	2019	2018

REVENUES - NET	$49,033	$34,149	$188,736	$167,515

OPERATING EXPENSES:
Cost of sales	30,558	52,415	109,969	134,877
Selling, general and administrative expenses	156,556	127,604	567,709	473,303
	187,114	180,019	677,678	608,180

LOSS FROM OPERATIONS	(138,081)	(145,870)	(488,942)	(440,665)

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	3,685	—	2,399	(1,034)
Impairment loss on assets held for sale	—	—	(17,000)	—
Interest expense	(673)	(8,351)	(10,628)	(16,794)
Total other income (expense)	3,012	(8,351)	(25,229)	(17,828)

NET LOSS	$(135,069)	$(154,221)	$(514,171)	$(458,493)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.005)	$(0.006)	$(0.018)	$(0.017)

Weighted Average Number of
Common Shares Outstanding	28,934,049	27,228,038	28,342,538	26,997,658

 The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

July 31, 2019 (Unaudited) and October 31, 2018

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2018	27,789,560	$2,780	$10,106,731	$(8,928,694)	$1,180,817

Shares issued for extinguishment of debt	550,000	55	54,945	—	55,000

Sale of stock	962,000	97	121,343	—	121,440

Net loss	—	—	—	(514,171)	(514,171)

Balance at July 31, 2019	29,301,560	$2,932	$10,283,019	$(9,442,865)	$843,086

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Period Ended July 31, 2019 and 2018 (Unaudited)

	For the Nine Month Periods Ended
	July 31, 2019	July 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(514,171)	$(458,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	1,089	8,623
Allowance for obsolete inventory	—	24,468
Common stock issued for services	—	30,900
Impairment loss on assets held for sale	17,000	—
Depreciation	24,710	26,634
Amortization of right of use asset	22,217	—
(Increase) decrease from changes in:
Accounts receivable	12,102	14,265
Other receivable	—	—
Inventory	68,127	(52,517)
Inventory on consignment	—	—
Deposits on inventory	—	12,670
Prepaid expenses	1,651	1,333
Advance to employees	—	(4,200)
Increase (decrease) from changes in:
Accounts payable	219,051	64,632
Accrued interest expense	(3,387)	12,648
Accrued expenses	141	(14,327)
Net cash used in operating activities	(151,470)	(333,364)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits on equipment		—
Capital expenditures	—	(4,258)
Impairment of assets held for sale	—	—
Net cash used in investing activities	—	(4,258)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	121,440	221,560
Proceeds from shareholder advances	—	53,350
Payments on shareholder advances	(9,000)	(25,000)
Payments on right of use lease liability	(22,217)	—
Payments on notes payable	(14,791)	(15,029)
Net cash provided by financing activities	75,432	234,881

Net decrease in cash	(76,038)	(102,741)
CASH, BEGINNING OF YEAR	112,203	214,871
CASH, END OF THE PERIOD	$36,165	$112,130

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,015	$4,146
Stock issued for extinguishment of debt	$55,000	$—

Recording of right of use assets under lease agreement (ASU 2016-02)	$150,496	$—

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2019 and 2018 (Unaudited)

Note 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of July 31, 2019, the changes therein for the three and nine month periods then ended and the results of operations for the three and nine month periods ended July 31, 2019 and 2018.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2018. The results of operations for the nine month periods ended July 31, 2019 and 2018 are not necessarily indicative of operating results for the full year.

Note 2.	RIGHT OF USE ASSETS AND LEASE LIABILITIES

During the quarter ended April 30, 2019, the Company implemented Accounting Standards Update 2016-02, Leases. Under the new guidance, a lessee must be recorded a liability for lease payments (referred to as the lease liability) and an asset for the right to use the leased asset during the lease term (referred to at the right of use asset) for all leases, regardless of whether they are designated as finance or operating leases. This election requires the lessee to recognize lease expense on a straight-line basis over the lease term. The right of use assets and corresponding right of use liabilities have been recorded using the present value of the leases. See Notes 11 and 12 within the financial statement for additional disclosure on leases

Note 3.	GOING CONCERN

The Company had a net loss of $514,171 and a negative cash flow from operations of $151,470 for the nine month period ended July 31, 2019. In addition, the Company has an accumulated deficit of $9,442,865. Management of the Company has represented that they will be able to continue to support the Company’s cash needs through sales, sales of Company stock, and borrowings from private parties.

Note 4.	ACCOUNTS RECEIVABLE

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $10,409 and $9,320 as of the quarter ended July 31, 2019 and as of the fiscal year ended October 31, 2018, respectively. Management has applied an allowance on all balances in excess of 90 days.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2019 and 2018 (Unaudited)

Note 5.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the selling of its hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory at July 31, 2019 and October 31, 2018 of $75,468. Management has determined that no allowance is currently necessary on their House Wrap Inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $12,000 and $13,000 for the nine month periods ended July 31, 2019 and 2018, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2019 and 2018 (Unaudited)

Note 9.	COMMON STOCK

During the nine month period ended July 31, 2019, the Company sold 962,000 shares of common stock to nine investors for total proceeds of $121,440. The stock was issued between $0.08 and $0.17 per share. Additionally, during the nine month period ended July 31, 2019, 550,000 shares of common stock were issued to one note holder for the extinguishment of a $50,000 note payable and $5,000 of accrued interest. This stock was issued at $0.10 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the nine month period ended July 31, 2018, the Company sold 732,250 shares of common stock to seven investors for total proceeds of $221,560. The stock was issued for prices ranging from $0.20 to $0.32 per share. In addition, the Company issued 110,000 shares to three individuals for services performed during the period. The shares issued were valued ranging between $0.18- $0.40 per share for a total price of $30,900. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Note 10.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of July 31, 2019, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment. Due to various environmental regulations regarding propane emitted from the machine into the air and other costs to assemble the machine the Company expects to incur costs in excess of the current deposit agreement. Management of the Company currently cannot reasonably estimate the costs. During the three month period ended January 31, 2019 Management decided to sell the machine. The shipping and other purchase costs associated with the purchase of the machine that were originally capitalized as part of the machine cost that were written off. The total loss on impairment for the nine month period ended July 31, 2019 was $17,000.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2019 and 2018 (Unaudited)

Note 11.	RIGHT OF USE ASSETS

The Company entered into a month to month verbal lease at the time the Company was formed that is classified as right of use asset and lease liability. The lease for the Company’s office space is estimated to be through June 2022. In accordance with ASU 2016-02, the Company calculated the present value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office lease. Applying the commercial rate, the Company calculated the present value of $150,496 for the office lease as of July 31, 2019.

As of July 31, 2019, the right of use assets associated with future operating lease is as follows:

Total present value of right of use asset under lease agreement	$150,496

Amortization of right of use asset	(25,761)

Total right of use asset as of July 31, 2019	$124,735

Less current portion due within one year	36,039

Long-term right of use asset	$88,696

Total amortization expense related to the right of use assets under the verbal lease agreement was $22,174 and $0 for the nine month periods ended July 31, 2019 and 2018, respectively.

Future amortization of the right of use asset as of July 31, 2019 is as follows:

2020	$36,039
2021	38,072
2022	40,219
2023	10,405
$124,735

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2019 and 2018 (Unaudited)

Note 12.	RIGHT OF USE LEASE LIABILITY

As disclosed in Note 11, the Company entered into a verbal lease for office space prior to the quarter ended July 31, 2019 that is classified as a right of use asset and lease liability.

As of July 31, 2019, the lease liability associated with future payments due under the verbal lease is as follows:

Total future minimum lease payments	$136,500

Less present value discount	11,765

Total right of use lease liability as of July 31, 2019	124,735

Less current portion due within one year	36,039

Long-term right of use liability	$88,696

Total maturities of lease liability as of July 31, 2019 are as follows:

	Total future
	minimum lease	Present value	Right of use
	payments	discount	lease liability

2020	$42,000	$5,961	$36,039
2021	42,000	3,928	38,072
2022	42,000	1,781	40,219
2023	10,500	95	10,405

	$136,500	$11,765	$124,735

Note 13.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2019 and 2018 (Unaudited)

The following tables present our business segment information for the nine month periods ended July 31, 2019 and 2018:

	2019	2018

Revenues:
Apparel	$111,275	$96,971
House Wrap	77,461	70,544
Total Revenues	$188,736	$167,515

Assets:
Apparel	$478,365	$498,341
House Wrap	1,119,929	1,208,561
Total	$1,598,294	$1,706,902

Capital Expenditures:
Apparel	$—	$4,258
House Wrap	—	—
Total	$—	$4,258

Depreciation:
Apparel	$7,038	$8,962
House Wrap	17,672	17,672
Total	$24,710	$26,634

Note 14.	LEGAL PROCEEDINGS

On November 4, 2016, the Federal Trade Commission (FTC) filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, number 16-1669. In the complaint, the FTC alleges, that, among other matters, the Company does not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as redress of rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. Due to the partial government shutdown a new trial date was set for July 29, 2019. The trial commenced and the proceedings have been stopped until the end of October 2019.

The Company strongly denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

Note 15.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through October 31, 2019, which is the date financial statements were available to be issued. The Company identified the below subsequent event.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2019 and 2018 (Unaudited)

Subsequent to July 31, 2019, the Company sold 600,000 shares of common stock for a total proceed of $86,000. The common stock was issued for between $0.12 and $0.17 per share. The Company issued 130,000 shares of common stock in lieu of rent. The total rent is valuated at $19,500 or $0.15 per share. Additionally, the Company issued 80,000 shares of common stock to two individuals for services. The shares were issued at $0.20 per share for a total price of $16,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

•	Completing the development, design and prototypes of our products,
•	Obtaining retail stores or sales agents to offer and sell our products,
•	Developing our website to sell more of our products.

Results of Operations

Comparison of the Three Month Period Ended July 31, 2019 with the Three Month Period Ended July 31, 2018.

The following table shows a comparison of the results of operations between the three month periods ended July 31, 2019 and July 31, 2018:

	Three Month Period Ended		Three Month Period Ended
	July 31,	% of	July 31,	% of	Increase	%
	2019	Sales	2018	Sales	(Decrease)	Change

REVENUE - NET	$49,033	100.00%	$34,149	100.00%	$14,884	43.59%

OPERATING EXPENSES
Cost of sales	30,558	62.32%	52,415	153.49%	(21,857)	-41.70%
Selling, general and administrative expenses	156,556	319.29%	127,604	373.67%	28,952	22.69%
Loss from operations	(138,081)	-281.61%	(145,870)	-427.16%	7,789	-5.34%
OTHER INCOME (EXPENSE)
Miscellaneous income	3,685	7.52%	—	0.00%	3,685	100%
Interest expense	(673)	-1.37%	(8,351)	-24.45%	7,678	-91.94%
Total other income (expense)	3,012	6.14%	(8,351)	-24.45%	11,363	-136.07%
Net loss	$(135,069)	-275.47%	$(154,221)	-451.61%	$15,467	-10.03%

Revenues for the three month period ended July 31, 2019 were $49,033 compared to revenues of $34,149 for the three month period ended July 31, 2018. The increase in revenue is attributable to an increase in sales of House Wrap of approximately $13,000. See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales. Our net loss for the three month period ended July 31, 2019 was ($135,069).

Our selling, general and administrative expenses were $156,556 for the three months ended July 31, 2019 compared to $127,604 for the three month period ended July 31, 2018. Professional fees for the period ended July, 31, 2019 were $76,821 compared to $32,099 for the three month period ended July 31, 2018. The majority of our professional fees related to the legal fees incurred in connection to the FTC matter. We expect our professional fees to continue to be substantial during the course of this legal matter.

Comparison of the Nine Month Period Ended July 31, 2019 with the Nine Month Period Ended July 31, 2018.

The following table shows a comparison of the results of operations between the nine month periods ended July 31, 2019 and July 31, 2018:

	Nine Month Period Ended		Nine Month Period Ended
	July 31,	% of	July 31,	% of	Increase	%
	2019	Sales	2018	Sales	(Decrease)	Change

REVENUE - NET	$188,736	100.00%	$167,515	100.00%	$21,221	12.67%
OPERATING EXPENSES
Cost of sales	109,969	58.27%	134,877	80.52%	(24,908)	-18.47%
Selling, general and administrative expenses	567,709	300.80%	473,303	282.54%	94,406	19.95%
Loss from operations	(488,942)	-259.06%	(440,665)	-263.06%	(48,277)	10.96%
OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	2,399	1.27%	(1,034)	-0.62%	3,433	-332.01%
Impairment loss on assets held for sale	(17,000)	-9.01%	—	0.00%	(17,000)	100.00%
Interest expense	(10,628)	-5.63%	(16,794)	-10.03%	6,166	-36.72%
Net loss	$(514,171)	-272.43%	$(458,493)	-273.70%	$(55,678)	12.14%

Revenues for the nine month period ended July 31, 2019 were $188,736 compared to revenues of $167,515 for the nine month period ended July 31, 2018. The increase is caused, by the increase in our apparel sales of approximately $14,000 and the increase sales in of our House Wrap product line of approximately $7,000. In December 2016, we voluntarily ceased advertising our House Wrap products as a result of the legal action brought by the Federal Trade Commission (“FTC”). See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales. During the nine month period ended July 31, 2019 House Wrap sales totaled $77,461 in comparison with $70,544 during the nine month period ended July 31, 2018. Our net loss for the nine month period ended July 31, 2019 was ($514,171).

Our selling, general and administrative expenses were $567,709 for the nine months ended July 31, 2019 compared to $473,303 for the nine month period ended July 31, 2018. The increase was a result of our third party warehouse for inventory charging us $154,635 in relation to storage of inventory. We do not expect our seasonal help expense or advertising and promotional expenses to increase in the current fiscal year ending October 31, 2019.

Liquidity and Capital Resources

During the period ended July 31, 2019, we funded our operations from revenues from sales and sale of our common stock. During the nine month period ended July 31, 2019, we sold our common stock in private transactions and raised $121,440 from the sales. If we are not able to either increase our sales revenue or sell more of our common stock during the current quarter, we may not able to support our current cost structure.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. The Company reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company took delivery of the equipment in December 2015 It is the Company’s current plan to sell the equipment. The Company has currently made deposits of $600,000 on the equipment. The Company has incurred $17,000 of additional expenses related to shipping and other purchase cost which was written off during 2019. See Note 10 of the Notes to the Condensed Financial Statements.

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

During the nine month period ended July 31, 2019, the Company sold 962,000 shares of common stock to nine investors for total proceeds of $121,440. The stock was issued between $0.08 and $0.17 per share. Additionally, during the nine month period ended July 31, 2019, 550,000 shares of common stock were issued to one note holder for the extinguishment of a $50,000 note payable and $5,000 of accrued interest. This stock was issued at $0.10 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Subsequent to July 31, 2019, the Company sold 600,000 shares of common stock for a total proceed of $86,000. The common stock was issued for between $0.12 and $0.17 per share. The Company issued 130,000 shares of common stock in lieu of rent. The total rent is valuated at $19,500 or $0.15 per share. Additionally, the Company issued 80,000 shares of common stock to two individuals for services. The shares were issued at $0.20 per share for a total price of $16,000. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended July 31, 2019, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first, second, and third quarter of 2018, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended January 31, 2019, April 30, 2019, and July 31, 2019 within the timeline established by the SEC and was required to seek an extension for filing the form.

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

Date: October 31, 2019		Innovative Designs, Inc.
Registrant

	By:	/s/ Joseph Riccelli
Joseph Riccelli,
Chief Executive Officer and Chief Financial Officer