Form 10-K
period 2019-10-31
INNOVATIVE DESIGNS INC
filed 2020-03-25
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934. For the fiscal year ended October 31, 2019

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934. For the Transition period from _______ to ________.

Commission file number: 000-51791

Innovative Designs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0465528
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

124 Cherry Street	15223
Pittsburgh, Pennsylvania (Address of Principal Executive Offices)	(Zip Code)

(412) 799-0350

(Registrant’s telephone number including area code)

Securities to be registered pursuant to Section 12(b) of the Exchange Act:

________________

Securities registered or to be registered pursuant to Section 12(g) of the Exchange Act:

(Title of Class)

Common Stock, $.0001 par value per share

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,662,275. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant’s common stock outstanding on March 16, 2020 was 30,861,560.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ITEM 1.	DESCRIPTION OF BUSINESS.

The Company was incorporated in the State of Delaware on June 25, 2002. We operate in two separate business segments; cold weather clothing and a house wrap for the building construction industry. Both of our segment lines use products made from INSULTEX, which is a low-density foamed polyethylene with buoyancy, scent block, and thermal resistant properties. We have a license agreement directly with the owner of the INSULTEX Technology. In December 2015, we took delivery of equipment capable of producing INSULTEX. Given the time and cost of bringing the equipment into production mode and our current financial condition, it is our current intention to attempt to sell the equipment. We will continue to operate under the license agreement for the manufacture of INSULTEX used in our cold weather clothing.

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

For financial information regarding each segment, please see Note 10 of the Notes to Financial Statements appearing elsewhere in this Report.

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

During our last fiscal year, two customers accounted for more than ten percent of our cold weather clothing products sales, Fleece Corner (19.9%) and Pro Fishing Supplies (14.8%).

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

INSULTEX House Wrap

During our last fiscal year two customers accounted for more than ten percent of our total sales of our House Wrap product, A-Team Building Supplies, LLC (19.5%) and Eddie’s Ace Hardware (17.7%).

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

Reports and Other Information to Shareholders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the Securities and Exchange Commission at www.sec.gov.

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

On February 24, 2020, the District Court released an opinion granting the Company’s motion to have the expert testimony of the FTC’s expert witness struck. The Company now plans to initiate the filing of a Rule 529 (c) motion.

The Company continues to strongly denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

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

FY 2019	Low	High
Fourth Quarter	$0.15	0.45
Third Quarter	$0.13	0.50
Second Quarter	$0.09	0.31
First Quarter	$0.02	0.11

FY 2018	Low	High
Fourth Quarter	$0.16	0.40
Third Quarter	$0.27	0.44
Second Quarter	$0.34	0.75
First Quarter	$0.35	0.75

On March 16, 2020 the closing bid price was $0.30.

The source of the above data is www.otcmarkets.com.

Holders

As of March 16 2020, we had 204 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding.

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

Recent Sales of Unregistered Securities.

During the fiscal year ended October 31, 2019, the Company sold 1,867,000 shares of common stock to nine investors for total proceeds of $264,040. The stock was issued between $0.08 and $0.17 per share. During the fiscal year ended October 31,2019, 550,000 shares of common stock were issued to one note holder for the extinguishment of a $50,000 note payable and $5,000 of accrued interest. This stock was issued at $0.10 per share. The Company issued 210,000 shares of common stock to three individuals for services valued at $35,500. The stock was issued between $0.15 and $0.20 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set for the restrictions on their transferability and sale.

Subsequent to October 31, 2019, the Company sold 750,000 shares of common stock for a total proceed of $121,500. The common stock was issued for between $0.13 and $0.20 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

Results of Operations

Comparison of the fiscal year ended October 31, 2019, with the fiscal year ended October 31, 2018.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2019 and October 31, 2018:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October 31,	% of	October 31,	% of	Increase	%
	2019	Sales	2018	Sales	(Decrease)	Change

REVENUE	$215,975	100.00%	$249,682	100.00%	$(33,707)	-13.50%

OPERATING EXPENSES
Cost of sales	126,645	58.64%	188,791	75.61%	(62,146)	-32.92%
Selling, general and
administrative expenses	898,448	416.00%	648,363	259.68%	250,085	38.57%

Loss from
operations	(809,118)	-374.64%	(587,472)	-235.29%	(221,646)	37.73%

OTHER INCOME/(EXPENSE)
Other income (expense)	(14,601)	-6.76%	27,250	10.91%	(41,851)	0.00%
Interest expense	(18,260)	-8.45%	(22,660)	-9.08%	4,400	-19.42%

Net loss	$(841,979)	-389.85%	$(582,882)	-233.45%	$(259,097)	17.86%

Common shares outstanding	30,111,560		27,789,560

Loss per common share	$(0.028)		$(0.021)

Results of Operations

Revenues for the fiscal year ended October 31, 2019, were $215,975 compared to revenues of $249,682 for the comparable period ending October 31, 2018. House Wrap product revenue totaled $184,294 last year compared to $80,469 for Fiscal Year ended October 31, 2019. Nearly all of the remaining revenues were derived from our Arctic Armor product line which totaled $135,506 for Fiscal Year ended October 31, 2019 compared to revenues of $17,147 for the Fiscal Year ended October 31, 2018. The decrease in revenue is attributable to the FTC matter with regard to our House Wrap products as we no longer advertise the insulating quality of these products. The decrease in revenue for our apparel product line is attributable to the fact that we are devoting significant portion of our limited resources to the FTC matter. Revenues are net of returns and discounts. We estimate that approximately sixty percent of our cold weather apparel products are sold to outdoor sportsmen, primarily those engaged in ice fishing.

Selling, general and administrative expense increased from 648,363 in fiscal year 2018, to $898,448 in fiscal year ending October 31, 2019. This decrease reflects, in part, an increase of $141,566 in professional fees are primarily related to the FTC matter.

Our cost of sales decreased from $188,791 as of October 31, 2018 to $122,645 as of October 31, 2019.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2019, we funded our operations from revenues and private sales of our common stock. We will continue to fund our operations from these sources until we are able to produce sales sufficient to cover our cost structure or to secure commercial lending arrangements.

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

Our existing debt obligations consist of the following:

•	US SBA Loan. The amount was $280,100. This was a disaster loan assistance program. The date of the loan was July 12, 2005. The interest rate is 2.9% yearly. Payments are $1,186 per month for thirty years. The loan is guaranteed by our CEO and he and his spouse have pledged certain assets as collateral for the loan. The loan was modified on January 23, 2006. The new loan amount is $430,500. The monthly payments are $1,820 and the loan matures in July 2035. As the loan was for a specific disaster assistance program, we cannot obtain any additional funds. As of October 31, 2019, $119,486 in principal plus accrued interest was still outstanding.
•	Note Payable $8,000 - Roberta Riccelli. Interest is at 10% for 120 days. The principal and interest were due on June 17, 2012 but was extended through a verbal agreement with no set maturity date. As of October 31, 2019, $3,000 in principal plus accrued interest was still outstanding.
•	Note Payable $20,000 - Corinthian Development. Interest is at 10%. The principal and interest of $22,000 was due May 15, 2013 but was extended through a verbal agreement with no set maturity date. As of October 31, 2019, $10,000 in principal plus accrued interest was still outstanding.
•	Note Payable $27,500 - Sol & Tina Waxman Family Foundation. Interest is at 10%. The principal and interest is due on demand on January 5, 2018. As of October 31, 2019, the note was repaid in full.
•	Note Payable $90,000 - Joseph Riccelli. Interest is at 10% for 180 days. The principal and interest is due on demand on November 22, 2013 but was extended through a verbal agreement with no set maturity date. As of October 31, 2019, $9,900 in principal plus accrued interest was still outstanding.
19

•	Note Payable $4,500 - Joseph Riccelli. Interest is at 10% for 180 days. The principal and interest is have no set maturity date. As of October 31, 2019, $4,500 in principal plus accrued interest was still outstanding.
•	Note Payable $36,500 - Joseph Riccelli. Interest is at 10% for 180 days. The principal and interest is have no set maturity date As of October 31, 2019, $36,500 in principal plus accrued interest was still outstanding.
•	Note Payable $40,672 – Riccelli Properties. Interest is 10% per six months. The principal and interest is due on February 7, 2018 but was extended through a verbal agreement with no maturity date. As of October 31, 2019, $32,200 in principal plus accrued interest was still outstanding.
•	Note Payable $50,000 – Lawrence Fraser. Interest is at 10%. The principal and interest is due June 1, 2019. As of October 31, 2019, $50,000 in principal plus accrued interest was converted to common stock during 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2019. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer/Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2019. In particular, our controls over financial reporting were not effective in the specific areas described in the paragraphs below.

As of October 31, 2019, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•	Policies and Procedures for the Financial Close and Reporting Process – Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having such policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.
•	Representative with Financial Expertise – For the year ended October 31, 2019, the Company did not have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. All of our financial reporting is carried out by one individual and the use of an external accounting firm. This lack of accounting staff results in a lack of segregation of duties, timeliness in closing the books and records, delays in filing quarterly and annual financial information, numerous post-closing adjusting journal entries, and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2019 and 2018, or subsequent to October 31, 2019, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	69	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman	1 year
Dean P. Kolocouris	49	Director	1 year
Daniel P. Rains	67	Director	1 year

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli
CEO, Chairman	2019	$ 49,876	0	0	0	0	0	0	$ 49,876

Joseph Riccelli
CEO, Chairman	2018	$ 49,876	0	0	0	0	0	0	$ 49,876

During 2019, we paid our Chief Executive Officer $49,876 in compensation.

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

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2019 and 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2019 and 2018, our current auditors, Louis Plung & Company billed the Company $18,000 for professional services, respectively.

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

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: March 16, 2020	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2020	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Chairman of the Board of Directors

Date: March 16, 2020	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date: March 16, 2020	by:	/s/ Daniel Rains
Daniel Rains
Director

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

October 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Innovative Designs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovative Designs, Inc. (the Company) as of October 31, 2019 and 2018, and the related statements of operations, stockholders' equity, and cash flows for each of the fiscal years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018 and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended October 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In early 2020, an outbreak of a novel strain of coronavirus was identified and infections have been found in a number of countries around the world, including the United States. The coronavirus and its impact on trade including customer demand, travel, employee productivity, supply chain, and other economic activities has had, and may continue to have, a significant effect on financial markets and business activity. The extent of the impact of the coronavirus on our operational and financial performance is currently uncertain and cannot be predicted.

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

/s/ Louis Plung & Company, LLP

We have served as the Company’s auditor since 2006.

Pittsburgh, Pennsylvania

March 16, 2020

Innovative Designs Inc.
Balance Sheets
For the Years Ended October 31, 2019 and 2018

ASSETS

	2019	2018

CURRENT ASSETS
Cash and cash equivalents	$34,525	$112,203
Accounts receivable - Net of allowance for doubtful accounts
of $10,409 as of October 31, 2019 and $9,320 as of October 31, 2018	5,948	13,455
Inventory - net of inventory reserve of $75,468 as of October 31, 2019
and 2018	636,459	721,262
Inventory on consignment	1,625	1,625
Deposits on inventory	57,330	57,330
Prepaid expenses	10,018	11,669
Right of use asset, current portion	36,537	—
Total current assets	782,442	917,544

PROPERTY AND EQUIPMENT - NET	98,495	131,532

OTHER ASSETS
Advance to employee	8,200	8,200
Right of use asset, net of current portion	79,373	—
Deposit on equipment	600,000	617,000
TOTAL OTHER ASSETS	687,573	625,200

TOTAL ASSETS	$1,568,510	$1,674,276

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$589,505	$194,963
Current portion of notes payable	19,168	18,628
Current portion of lease liability	36,537	—
Accrued interest expense	19,237	22,885
Due to stockholders	96,100	145,350
Accrued expenses	10,916	10,775
Total current liabilities	771,463	392,601

LONG TERM LIABILITIES
Lease liability, net of current portion	79,373	—
Long-term portion of notes payable	80,896	100,858

TOTAL LIABILITIES	931,732	493,459

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,800,000
shares authorized as of October 31, 2019 and 2018, and
30,111,560 and 27,789,560 issued and outstanding as of
October 31, 2019 and 2018, respectively	3,013	2,780
Additional paid-in capital	10,404,438	10,106,731
Accumulated deficit	(9,770,673)	(8,928,694)
Total stockholders' equity	636,778	1,180,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,568,510	$1,674,276

The accompanying notes are an integral part of these financial statements.

Innovative Designs Inc.
Statements of Operations
For the Years Ended October 31, 2019 and 2018

	2019	2018

REVENUES - NET OF RETURNS AND ALLOWANCES	$215,975	$249,682

OPERATING EXPENSES
Cost of sales	126,645	188,791
Selling, general and administrative expenses	898,448	648,363

LOSS FROM OPERATIONS	(809,118)	(587,472)

OTHER INCOME (EXPENSE)
Other income	3,685	—
Other expense	(18,286)	27,250
Interest expense	(18,260)	(22,660)

TOTAL OTHER (EXPENSE)	(32,861)	4,590

NET LOSS	$(841,979)	$(582,882)

PER SHARE INFORMATION
Basic

Net Loss Per Common Share	$(0.029)	$(0.021)

Weighted Average Number of
Common Shares Outstanding	28,708,182	27,122,315

The accompanying notes are an integral part of these financial statements.

Innovative Designs Inc.
Statements of Shareholders' Equity
For the Years Ended October 31, 2019 and 2018

	Common Stock	Common Stock	Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 31, 2017	26,392,310	$2,639	$9,725,412	$(8,345,812)	$1,382,239

Shares issued for services	240,000	24	69,876	—	69,900

Sale of stock	1,157,250	117	311,443	—	311,560

Net loss	—	—	—	(582,882)	(582,882)

Balance at October 31, 2018	27,789,560	2,780	10,106,731	(8,928,694)	1,180,817

Shares issued for services	210,000	21	35,479	—	35,500

Shares issued for debt
extinguishment	550,000	55	54,945	—	55,000

Sale of stock	1,562,000	157	207,283	—	207,440

Net loss	—	—	—	(841,979)	(841,979)

Balance at October 31, 2019	30,111,560	$3,013	$10,404,438	$(9,770,673)	$636,778

The accompanying notes are an integral part of these financial statements.

Innovative Designs Inc.
Statements of Cash Flows
For the Years Ended October 31, 2019 and 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(841,979)	$(582,882)
Adjustments to reconcile net loss to
net cash used in operating activities:
Allowance for doubtful accounts	10,409	9,320
Allowance for obsolete inventory	—	24,468
Impairment of deposits on machinery	17,000	—
Common stock issued for services	35,500	69,900
Depreciation	33,037	33,588
(Increase) decrease from changes in:
Accounts receivable	(2,902)	1,030
Inventory	84,803	(15,885)
Deposits on inventory	—	12,670
Prepaid expense	1,651	2,984
Advance to employee	—	(4,200)
Right of use asset	(115,910)	—
Increase (decrease) from changes in:
Accounts payable	394,542	65,685
Lease liability	115,910	—
Accrued interest expense	(3,648)	(21,299)
Accrued expenses	5,141	(14,327)

Net cash used in operating activities	(266,446)	(418,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(4,258)

Net cash used in investing activities	—	(4,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	207,440	311,560
Proceeds from stockholder advances	47,600	53,350
Payments on stockholder advances	(46,850)	(26,500)
Payments on notes payable	(19,422)	(17,872)
Net cash provided by financing activities	188,768	320,538

Net decrease in cash and cash equivalents	(77,678)	(102,668)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	112,203	214,871

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$34,525	$112,203

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,908	$29,779

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

Fiscal Year End - The Company’s fiscal year ends on October 31. The fiscal years ending October 31, 2019 and 2018 are referred to as 2019 and 2018, respectively, throughout the Company’s financial statements.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Revenue is derived from sales of the Company’s recreational products, such as Arctic Armor, and our house wrap line of products. Sales of these items are recognized when the items are shipped. The Company offers a 5-day return policy and no warranty on all of its products. All sales outside the United States are entered into using the U.S. dollar as its functional currency. During 2019 and 2018, the Company took back certain products from customers that accounted for $1,716 and $5,165, respectively in revenue. The Company was not required to accept these returns but made a business decision to do so.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of the Company’s debt instruments approximates their fair values as the interest is tied to or approximates market rates.

Estimated Uncollectable Accounts - Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days and applied an allowance of $10,409 and $9,320, respectively, as of the fiscal year ended October 31, 2019 and 2018.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Inventory - Inventory consists primarily of finished goods. Inventory is stated at the lower of cost or net realizable value and is valued based on first-in-first-out. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. A reserve balance of approximately $75,468 was recorded as of October 31, 2019 and 2018. The reserve is evaluated on a quarterly basis and adjusted accordingly.

Deposits on Inventory - The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished purchase orders are received by the Company, the deposits associated with those purchase orders are transferred into inventory. The Company had a on deposit for the INSULTEX in the amount of $57,330 as of October 31, 2019 and 2018.

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

Deposits on Equipment - On July 12, 2015, the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2018, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. During 2019, the Company determined the shipping costs of $17,000 were impaired and these costs were written down. Deposits on Equipment as of October 31, 2019 and 2018 were $600,000 and $617,000, respectively.

Impairment of Long-lived Assets - Management of the Company considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded in 2019 and 2018 except as noted in “Deposits on Equipment”.

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

Concentration of Credit Risk - The Company maintains its cash and cash equivalents with a financial institution which management believes to be of high credit quality. Their accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 in coverage. The balances in these accounts may, at times, exceed the federally insured limits. The Company has not experienced any losses on the deposits and management believes the Company is not exposed to any significant credit risk related to these accounts. The Company had no uninsured cash balances as of October 31, 2019 and 2018, respectively.

Shipping and Handling - Shipping costs associated with acquiring inventories are charged to cost of goods sold when incurred. The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice and are included in revenue at the time the merchandise is shipped. The shipping and handling costs associated with customer orders was $15,433 and $16,247 for the fiscal years ended October 31, 2019 and 2018, respectively.

Net Income Per Common Share - The Company calculates net income per share in accordance with ASC Topic 260 “Earnings per Share”. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. The Company only has common stock outstanding for 2019 and 2018. As a result, diluted earnings per share was not calculated.

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with ASC Topic 718 “Compensation - Stock Compensation”. In accordance with the provisions of ASC 718, share-based payment transactions with employees are measured based on the fair value of the nonequity instruments issued on the grant date or on the fair value of the liabilities incurred. Share-based payments to nonemployees are measured and recognized using the fair-value method, based on the fair value of the equity instruments issued or the fair value of goods or services received, whichever is more reliably measured.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Recent Accounting Standards Update – Recently, various new ASUs were issued by the FASB. Management has determined, based on their review, the following ASUs issued recently that will be applicable to the Company. Management will continue to monitor the issuance of updates throughout the year to determine if the update will have an impact on the Company’s financial statements and should it have an impact, the update will be disclosed in the notes to the financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which added a requirement than an entity, when acting as a lessee, should recognize in the balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For public business entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 including interim periods within fiscal years beginning after December 15, 2019. Management has adopted the guidance as noted within Notes 2, 15, and 16 of the financial statements.

2.	RIGHT OF USE ASSETS AND LEASE LIABILITIES

During the quarter ended April 30, 2019, the Company implemented Accounting Standards Update 2016-02, leases. Under the new guidance, a lessee must be record a liability for lease payments (referred to as the lease liability) and an asset for the right to use the leased asset during the lease term (referred to as the right of use asset) for all leases, regardless of whether they are designated as finance or operating leases. This election requires the lessee to recognize lease expense on a straight-line basis over the lease term. The right of use assets and corresponding right of use liabilities have been recorded using the present value of the leases. See Notes 15 and 16 within the financial statement for additional disclosure on leases.

3.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2019	2018

Equipment	$221,835	$221,835
Containers	14,900	14,900
Furniture and fixtures	11,083	11,083
Leasehold improvements	4,806	4,806
Automobile	9,121	9,121
	261,745	261,745

Less accumulated depreciation	163,250	130,213

Property and equipment - net	$98,495	$131,532

Depreciation expense for the fiscal years ended October 31, 2019 and 2018 was $33,037 and $33,588, respectively.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

4.       BORROWINGS

  Borrowings at October 31, 2019 and 2018 consisted of the following:

	2019	2018

Due to Stockholders

Note Payable $8,000 - Roberta Riccelli, February 2012.
Due June 17, 2012; interest is 10% for 120 days. Note was extended through a verbal agreement with no set maturity date.	$3,000	$5,000

Note Payable $20,000 - Corinthian Development,
January 15, 2013. Due May 15, 2013; payable on demand; interest is 10%; Note was extended through a verbal agreement with no set maturity date.	10,000	10,000

Note Payable $25,000 - Sol & Tina Waxman Family
Foundation, March 2015. Amended January 15, 2018 for $30,250; Due January 5, 2019; interest is 10%.	—	30,250

Note Payable $90,000 - Joseph Riccelli, Sr., May 2013.
Due November 22, 2013; interest is 10% for 180 days. Note was extended through a verbal agreement with no set maturity date.	8,400	13,500
Note Payable $4,500 - Joseph Riccelli, Sr., August 2019.
Interest is 10% for 180 days; No set maturity date.	4,500	—
Note Payable $36,500 - Joseph Riccelli, Sr., September 2019.
Interest is 10% for 180 days; No set maturity date.	36,500	—
Note Payable $3,000 - Joseph Riccelli, Sr., October 2019.
Interest is 10% for 180 days; No set maturity date.	3,000	—

Note Payable $50,000 - Lawrence Fraser, May 29, 2018.
Due June 1, 2019; interest is 10% annually. Note was extended through a verbal agreement with no set maturity date;	—	50,000

Note Payable $40,672 - Riccelli Properties, August 7, 2017.
Due February 7, 2018; interest is 10%. Note was extended through a verbal agreement with no set maturity date	32,200	36,600

Total Due to Stockholders	$99,100	$145,350

Notes Payable

Note Payable - U.S. Small Business Administration.
Due July 2035; payable in monthly installments of $1,820 including interest at 2.9% annum.
	$100,064	$119,486

Total Borrowings	199,164	264,836

Less Due to Stockholders	99,100	145,350

Less Current Portion of Notes Payable	19,168	18,628

Total Long Term Portion of Notes Payable	$80,896	$100,858

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Maturities of long-term debt are as follows:

Year Ending		Notes
October 31	Stockholders	Payable	Amount Due

2020	$99,100	$19,168	$118,268
2021	—	19,739	19,739
2022	—	20,319	20,319
2023	—	20,916	20,916
2024	—	19,922	19,922

Total	$99,100	$100,064	$199,164

DUE TO STOCKHOLDERS

In February 2012, the Company entered into a note payable with Roberta Riccelli for $8,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance as of October 31, 2019 and 2018 was $3,000 and $5,000, respectively.

In January 2013, the Company entered into a note payable with Corinthian Development for $20,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of May 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2019 and 2018 was $10,000.

In May 2013, the Company entered into a note payable with the Sol & Tina Waxman Family Foundation for $100,000. This loan was to be used to fund operations of the Company. The Company’s CEO has pledged 250,000 shares of his stock, as collateral. This note is also personally guaranteed by the Company’s CEO. There have been various subsequent amendments to the original note agreement. The most recent amendment was made in January 2019 for the balance of $30,250. Interest is payable at 10% and total payment is due by January 5, 2019. The loan balance at October 31, 2019 and 2018 was $0 and $30,250, respectively.

In May 2013, the Company entered into a note payable with its CEO, Joseph Riccelli, for $90,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of November 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2019 and 2018 was $9,900 and $13,500, respectively.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

During May 2018, the Company entered into a note payable agreement with Lawrence Fraser for $50,000. This loan was used to fund the operations of the Company. This loan is due on June 1, 2019, including interest at 10%. The loan balance was converted to common stock during 2019.

During August 2017, the Company entered into a note payable agreement with Riccelli Properties, which is wholly owned and operated by the Company’s CEO, Joseph Riccelli, in the amount of $40,672. This amount reflects payments made by Riccelli Properties on the Small Business Association promissory note. Riccelli Properties sold the real estate that was collateral on the promissory note. The note has a term of 6 months and an interest rate of 10%. This loan balance at October 31, 2019 and 2018 was $32,200 and $36,600, respectively.

In August 2019, the Company entered into a note payable with its CEO, Joseph Riccelli, for $36,500. This loan was to be used to fund operations of the Company. This loan has no set maturity date, including interest at 10%. The loan balance at October 31, 2019 and 2018 was $36,500 and $0, respectively.

In September 2019, the Company entered into a note payable with its CEO, Joseph Riccelli, for $4,500. This loan was to be used to fund operations of the Company. This loan has no set maturity date, including interest at 10%. The loan balance at October 31, 2019 and 2018 was $4,500 and $0, respectively.

In October 2019, the Company entered into a note payable with its CEO, Joseph Riccelli, for $3,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of November 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2019 and 2018 was $3,000 and $0, respectively.

NOTES PAYABLE

In July 2005, the Company was approved for a low interest promissory note from the U.S. Small Business Administration in the amount of $280,100. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, of $1,820 are due monthly. A payment was made on the note of $40,672 during the year ended October 31, 2017 due to the sale of real estate by Riccelli Properties that was collateral on the promissory note. The loan balance was $100,064 and $119,486 at October 31, 2019 and 2018, respectively. This note is guaranteed by the Company’s CEO.

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

Revenues from three customers were approximately 53% and 51% of the Company’s revenues for the fiscal years ended October 31, 2019 and 2018, respectively.

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company. Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia, and one manufacturer that produces house wrap on behalf of the Company in Massachusetts.

7.	INCOME TAXES

In prior years, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2018 tax year, fiscal year end October 31, 2019, the Company had net operating loss carryforwards of approximately $5,700,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2037 tax year, fiscal year end October 31, 2038. Effective for tax years ending in 2018 or later, net operating losses cannot be carried back but can be carried forward to future tax years indefinitely. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

	2019	2018

Net operating loss carryforward	$3,396,604	$2,554,625
Depreciation	—	—
Net deferred tax assets before valuation allowance	3,396,604	2,554,625
Less: Valuation allowance	(3,396,604)	(2,554,625)

Net deferred tax assets	$—	$—

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of October 31, 2019 and 2018, respectively.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2019	2018

Federal statutory rate	21%	21%
Effect of net operating losses	(21%)	(21%)

Effective income tax rate	—	—

The Company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

8.     COMMITMENTS

The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of our Chief Executive Officer, for $3,500 per month. The lease is based on a verbal agreement with month to month terms. For the fiscal years ended October 31, 2019 and 2018 rent expense totaled $42,000.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

9.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$109,344	$30,359	$49,033	$27,239	$215,975

Loss from
operations	$(227,764)	$(123,097)	$(138,081)	$(320,176)	$(809,118)

Net loss	$(250,368)	$(128,734)	$(135,069)	$(327,808)	$(841,979)

Weighted average
shares
outstanding	27,228,038	28,211,021	28,934,049	29,938,602	28,708,182

Basic loss
per share	(0.009)	(0.005)	(0.005)	(0.011)	(0.029)

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter	Year
Revenue	$116,203	$17,163	$34,149	$82,167	$249,682
Loss from
operations	$(138,990)	$(155,805)	$(145,870)	$(146,807)	$(587,472)
Net loss	$(146,249)	$(158,023)	$(154,221)	$(124,389)	$(582,882)
Weighted average
shares
outstanding	26,732,245	27,033,872	27,228,038	27,492,223	27,122,315
Basic loss
per share	(0.005)	(0.006)	(0.006)	(0.005)	(0.021)

10.    SEGMENT INFORMATION

We have organized our operations into two segments as discussed in Note 1 to the financial statements. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the fiscal years ending October 31, 2019 and 2018:

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

	2019	2018

Revenues:
Apparel	$135,506	$117,147
Housewrap	80,469	132,535
Total Revenues	$215,975	$249,682

Assets:
Apparel	$456,125	$500,208
Housewrap	1,112,385	1,202,325
Total	$1,568,510	$1,702,533

Capital Expenditures:
Apparel	$—	$4,258
Housewrap	—	—
Total	$—	$4,258

Depreciation:
Apparel	$9,410	$9,961
Housewrap	23,627	23,627
Total	$33,037	$33,588

11.    COMMON STOCK

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

During the fiscal year ended October 31, 2019, the Company sold 1,867,000 shares of common stock to nine investors for total proceeds of $264,040. The stock was issued between $0.08 and $0.17 per share. During the fiscal year ended October 31,2019, 550,000 shares of common stock were issued to one note holder for the extinguishment of a $50,000 note payable and $5,000 of accrued interest. This stock was issued at $0.10 per share. The Company issued 210,000 shares of common stock to three individuals for services valued at $35,500. The stock was issued between $0.15 and $0.20 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set for the restrictions on their transferability and sale.

12.	RELATED PARTY TRANSACTIONS

The Company has entered into various debt agreements with related parties. These agreements are classified as shareholder loans within Note 8 to the financial statements.

The Company has entered into a verbal lease agreement as further discussed in Note 7 to the financial statements.

13.	LITIGATION

On November 4, 2016, the Federal Trade Commission (FTC) filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, number 16-1669. In the complaint, the FTC alleges that, among other matters, the Company does not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as redress of rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. The parties are currently in the expert discovery phase. On February 24, 2020, the District Court released an opinion granting the Company’s motion to have the expert testimony of the FTC’s expert witness struck. The Company now plans to initiate the filing of a Rule 529 (c) motion.

The Company continues to strongly deny the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

14.	GOING CONCERN

The Company had a net loss of $841,979 and a negative cash flow from operations of $266,446 for the year ended October 31, 2019. In addition, the Company has an accumulated deficit of $9,770,673. Management of the Company has represented that they will be able to continue to support the Company’s cash needs through sales, sales of Company stock, and borrowings from private parties.

15.   RIGHT OF USE ASSETS

The Company entered into a month to month verbal lease at the time the Company was formed that is classified as right of use asset and lease liability. The lease for the Company’s office space is estimated to be through June 2022. In accordance with ASU 2016-02, the Company calculated the present value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office lease. Applying the commercial rate, the Company calculated the present value of $150,496 for the office lease as of October 31, 2019.

As of October 31, 2019, the right of use assets associated with future operating lease is as follows:

Total present value of right of use asset under lease agreement	$150,496

Amortization of right of use asset	(34,586)

Total right of use asset as of October 31, 2019	$115,910

Less current portion due within one year	36,537

Long-term right of use asset	$79,373

Total amortization expense related to the right of use assets under the verbal lease agreement was $22,174 and $0 for the years ended October 31, 2019 and 2018, respectively.

Future amortization of the right of use asset as of October 31, 2019 is as follows:

2020	$36,537
2021	38,598
2022	40,775
Total	$115,910

16. RIGHT OF USE LEASE LIABILITY

As disclosed in Note 15, the Company entered into a verbal lease for office space prior to the year ended October 31, 2019 that is classified as a right of use asset and lease liability.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

As of October 31, 2019, the lease liability associated with future payments due under the verbal lease is as follows:

Total present value of future lease payments	$150,496

Principal payments made as of the year ended October 31, 2019	(34,586)

Total right of use lease liabilities as of October 31, 2019	$115,910

Total maturities of lease liability as of October 31, 2019 are as follows:

	Total future
	minimum lease	Present value	Right of use
	payments	discount	lease liability

2020	$42,000	$5,463	$36,537
2021	42,000	3,402	38,598
2022	42,000	1,225	40,775

	$126,000	$10,090	$115,910

17.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through March 16, 2020, the date these financial statements were available to be issued. During their evaluation, the following subsequent events were identified.

During November and December 2019, the Company entered into two new loans with the CEO for $1,500 and $38,000 respectively.

Subsequent to October 31, 2019, the Company sold 750,000 shares of common stock for a total proceed of $121,500. The common stock was issued between $0.13 and $0.20 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

In early 2020, an outbreak of a novel strain of coronavirus was identified and infections have been found in a number of countries around the world, including the United States. The coronavirus and its impact on trade including customer demand, travel, employee productivity, supply chain, and other economic activities has had, and may continue to have, a significant effect on financial markets and business activity. The extent of the impact of the coronavirus on our operational and financial performance is currently uncertain and cannot be predicted.

Page Intentionally Left Blank

