Form 10-Q
period 2020-01-31
INNOVATIVE DESIGNS INC
filed 2020-04-30
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

As of April 30, 2020 there were 30,716,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2020

i

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS

January 31, 2020 (Unaudited) and October 31, 2019

ASSETS

	2020	2019

CURRENT ASSETS
Cash	$71,824	$34,525
Accounts receivable - net of allowance for doubtful accounts of $6,407 and $10,409 as of January 31, 2020 and October 31, 2019, respectively	815	5,948
Inventory - net of obsolete inventory reserve of $75,468 as of July 31, 2019 and October 31, 2018, respectively	616,330	636,459
Inventory on consignment	1,625	1,625
Deposits on inventory	57,330	57,330
Current portion of right of use asset	37,042	36,537
Prepaid expenses	10,018	10,018
Total current assets	794,984	782,442

PROPERTY AND EQUIPMENT - NET	90,168	98,495

OTHER ASSETS
Advance to employees	8,200	8,200
Right of use asset, net of current portion	69,921	79,373
Assets held for sale	600,000	600,000

Total other assets	678,121	687,573

TOTAL ASSETS	$1,563,273	$1,568,510

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS (CONTINUED)

January 31, 2020 (Unaudited) and October 31, 2019

LIABILITIES AND STOCKHOLDERS' EQUITY

	2020	2019

CURRENT LIABILITIES
Accounts payable	$389,998	$387,538
Current portion of notes payable	18,628	19,168
Accrued interest expense	15,747	19,237
Due to shareholders	125,200	96,100
Current portion of right of use lease liability	37,042	36,537
Accrued expenses	10,916	10,916
Total current liabilities	597,531	569,496

LONG-TERM LIABILITIES
Long-term portion of notes payable	76,966	80,896
Right of use lease liability, net of current portion	69,921	79,373
Total long-term liabilities	146,887	160,269

TOTAL LIABILITIES	744,418	729,765

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 30,416,560 and 30,116,560 issued and outstanding as of January 31, 2020 and October 31, 2019	3,043	3,013
Additional paid-in capital	10,453,408	10,404,438
Accumulated deficit	(9,637,596)	(9,568,706)
Total stockholders' equity	818,855	838,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,563,273	$1,568,510

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three Month Periods Ended January 31, 2020 and 2019 (Unaudited)

	Three Month Periods Ended January 31,
	2020	2019

REVENUES - NET	$47,426	$109,344

OPERATING EXPENSES:
Cost of sales	20,388	66,204
Selling, general and administrative expenses	91,545	270,904
	111,933	337,108

LOSS FROM OPERATIONS	(64,507)	(227,764)

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	833	(686)
Impairment loss on assets held for sale	-	(17,000)
Interest expense	(5,216)	(4,918)
Total other income (expense)	(4,383)	(22,604)

NET LOSS	$(68,890)	$(250,368)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.002)	$(0.009)

Weighted Average Number of Common Shares Outstanding	30,260,473	27,228,038

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

January 31, 2020 (Unaudited) and October 31, 2019

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at October 31, 2019	30,116,560	$3,013	$10,404,438	$(9,568,706)	$838,745

Sale of stock	300,000	30	48,970	-	49,000

Net loss	-	-	-	(68,890)	(68,890)

Balance at January 31, 2020	30,416,560	$3,043	$10,453,408	$(9,637,596)	$818,855

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDESNSED STATEMENTS OF CASH FLOWS

For the Three Month Period Ended January 31, 2020 and 2019 (Unaudited)

	For the Three Month Periods Ended
	January 31, 2020	January 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,890)	$(250,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(4,163)	1,034
Impairment loss on assets held for sale	-	17,000
Depreciation	8,327	8,327
Amortization of right of use asset	8,947	-
(Increase) decrease from changes in:
Accounts receivable	9,296	(33,238)
Inventory	20,129	47,118
Prepaid expenses	-	1,651
Increase (decrease) from changes in:
Accounts payable	2,460	128,440
Right of use lease liability	(8,947)	-
Accrued interest expense	(3,490)	363
Accrued expenses	-	141
Net cash used in operating activities	(36,331)	(79,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	49,000	61,200
Proceeds from shareholder advances	39,500	-
Payments on shareholder advances	(10,400)	(11,000)
Payments on notes payable	(4,470)	(5,090)
Net cash provided by financing activities	73,630	45,110

Net decrease in cash	37,299	(34,422)

CASH, BEGINNING OF YEAR	34,525	112,203

CASH, END OF THE PERIOD	$71,824	$77,781

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,706	$4,555

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2020 and 2019 (Unaudited)

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of January 31, 2020, the changes therein for the three month periods then ended and the results of operations for the three month periods ended January 31, 2020 and 2019.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2019. The results of operations for the three month periods ended January 31, 2020 and 2019 are not necessarily indicative of operating results for the full year.

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

The Company had a net loss of $68,890 and a negative cash flow from operations of $36,331 for the three month period ended January 31, 2020. In addition, the Company has an accumulated deficit of $9,637,596. Management of the Company has represented that they will be able to continue to support the Company’s cash needs through sales, sales of Company stock, and borrowings from private parties.

NOTE 4.	ACCOUNTS RECEIVABLE

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $6,407 and $10,409 as of the quarter ended January 31, 2020 and as of the fiscal year ended October 31, 2019, respectively. Management has applied an allowance on all balances in excess of 90 days.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2020 and 2019 (Unaudited)

NOTE 5.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Innovative Designs, Inc. (the “Company”) has decided to discontinue the selling of its hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory at January 31, 2020 and October 31, 2019 of $75,468. Management has determined that no allowance is currently necessary on their House Wrap Inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $2,800 and $4,400 for the three month periods ended January 31, 2020 and 2019, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2020 and 2019 (Unaudited)

NOTE 9.	COMMON STOCK

During the three month period ended January 31, 2020, the Company sold 300,000 shares of common stock to nine investors for total proceeds of $49,000. The stock was issued between $0.15 and $0.17 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of January 31, 2020, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment. Due to various environmental regulations regarding propane emitted from the machine into the air and other costs to assemble the machine the Company expects to incur costs in excess of the current deposit agreement. Management of the Company currently cannot reasonably estimate the costs. During the three month period ended January 31, 2019 Management decided to sell the machine. The shipping and other purchase costs associated with the purchase of the machine that were originally capitalized as part of the machine cost that were written off. The total loss on impairment for the three month period ended January 31, 2019 was $17,000.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2020 and 2019 (Unaudited)

NOTE 11.	RIGHT OF USE ASSETS

The Company entered into a month to month verbal lease at the time the Company was formed that is classified as right of use asset and lease liability. The lease for the Company’s office space is estimated to be through June 2022. In accordance with ASU 2016-02, the Company calculated the present value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office lease. Applying the commercial rate, the Company calculated the present value of $150,496 for the office lease as of January 31, 2020.

As of January 31, 2020, the right of use assets associated with future operating lease is as follows:

Total present value of right of use asset under lease agreement	$150,496

Amortization of right of use asset	(43,533)

Total right of use asset as of January 31, 2020	$106,963

Less current portion due within one year	37,042

Long-term right of use asset	$69,921

Total amortization expense related to the right of use assets under the verbal lease agreement was $8,825 and $0 for the three month periods ended January 31, 2020 and 2019, respectively.

Future amortization of the right of use asset as of January 31, 2020 is as follows:

2021	$37,042
2022	39,131
2023	30,790
$106,963

NOTE 12.	RIGHT OF USE LEASE LIABILITY

As disclosed in Note 11, the Company entered into a verbal lease for office space prior to the quarter ended January 31, 2020 that is classified as a right of use asset and lease liability.

As of January 31, 2020, the lease liability associated with future payments due under the verbal lease is as follows:

Total future minimum lease payments	$115,500

Less present value discount	8,537

Total right of use lease liability as of January 31, 2020	106,963

Less current portion due within one year	37,042

Long-term right of use liability	$69,921

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2020 and 2019 (Unaudited)

Total maturities of lease liability as of January 31, 2020 are as follows:

	Total future minimum lease payments	Present value discount	Right of use lease liability

2021	$42,000	$4,958	$37,042
2022	42,000	2,869	39,131
2023	31,500	710	30,790

	$115,500	$8,537	$106,963

NOTE 13.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the three month periods ended January 31, 2020 and 2019:

	2020	2019

Revenues:
Apparel	$43,661	$94,219
House Wrap	3,765	15,125
Total Revenues	$47,426	$109,344

Assets:
Apparel	$459,131	$434,289
House Wrap	1,104,142	1,163,673
Total	$1,563,273	$1,597,962

Depreciation:
Apparel	$2,372	$2,372
House Wrap	5,955	5,955
Total	$8,327	$8,327

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2020 and 2019 (Unaudited)

NOTE 14.	LEGAL PROCEEDINGS

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

On February 24, 2020, the District Court released an opinion granting the Company’s motion to have the expert testimony of the FTC’s expert witness struck. The Company has filed a Rule 529 (c) motion.

The Company continues to strongly denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

NOTE 15.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through October 22, 2019, which is the date financial statements were available to be issued. The Company identified the below subsequent event.

Subsequent to January 31, 2020, the Company sold 450,000 shares of common stock for a total proceed of $72,500. The common stock was issued for between $0.12 and $0.20 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

INNOVATIVE DESIGNS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Reform Act of 1995. All statements other than statements of historical fact, including statements regarding future results of operation, made in this Quarterly Report on Form 10-Q are forward-looking statements. We use words such as expects, believes, intends, and similar expressions to identify forward-looking statements. Forward looking-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, an adverse outcome in our legal matter with the Federal Trade Commission, competition in our cold weather markets, our inability to secure sufficient funding to maintain and/or expand our current level of operations and the seasonality of our cold weather product line. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. The Company undertakes no obligation to publicity update or revise any forward-looking statement, whether as a result of new information, future events or otherwise except as required by law.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended January 31, 2020 with the Three Month Period Ended January 31, 2019.

The following table shows a comparison of the results of operations between the three month periods ended January 31, 2020 and January 31, 2019:

	Three Month		Three Month
	Period Ended		Period Ended
	January 31,	% of	January 31,	% of	Increase
	2020	Sales	2019	Sales	(Decrease)	% Change

REVENUE - NET	$47,426	100.00%	$109,344	100.00%	$(69,024)	-56.63%

OPERATING EXPENSES
Cost of sales	20,388	42.99%	66,204	60.55%	(56,636)	-69.20%
Selling, general and administrative expenses	91,545	193.03%	270,904	247.75%	(169,388)	-66.21%

Loss from operations	(64,507)	-136.02%	(227,764)	-208.30%	157,000	-71.68%

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	833	1.76%	(686)	-0.63%	7,776	-221.43%
Impairment loss on assets held for sale	-	0.00%	(17,000)	-15.55%	17,000	100.00%
Interest expense	(5,216)	-11.00%	(4,918)	-4.50%	(298)	6.06%

Net loss	$(68,890)	-170.86%	$(250,368)	-228.97%	$181,478	-72.48%

Revenues for the three month period ended January 31, 2020 were $47,426 compared to revenues of $109,344 for the three month period ended January 31, 2019. The decrease is caused, by a decrease in HouseWrap sales by approximately $12,000 and apparel of approximately $58,000. In December 2016, we voluntarily ceased advertising our House Wrap products as a result of the legal action brought by the Federal Trade Commission (“FTC”). See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales. During the nine month period ended January 31, 2020 House Wrap sales totaled $3,765 in comparison with $15,125 during the three month period ended January 31, 2019. Our net loss for the three month period ended January 31, 2020 was ($68,890).

Our selling, general and administrative expenses were $91,545 for the three months ended January 31, 2020 compared to $270,904 for the three month period ended January 31, 2019. The increase was a result of our third party warehouse for inventory charging us $104,000 in relation to storage of inventory. We do not expect our seasonal help expense or advertising and promotional expenses to increase in the current fiscal year ending October 31, 2020. Subsequent to the period we furloughed two of our employees.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the period ended January 31, 2020, we funded our operations from revenues from sales and sale of our common stock. During the three month period ended January 31, 2020, we sold our common stock in private transactions and raised $49,000 from the sales. If we are not able to either increase our sales revenue or sell more of our common stock during the current quarter, we may not able to support our current cost structure.

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

On February 24, 2020, the District Court released an opinion granting the Company’s motion to have the expert testimony of the FTC’s expert witness struck. The Company has filed a Rule 529 (c) motion.

The Company continues to strongly denies the allegation and intends to vigorously defend itself. It is the Company’s belief that the complaint is based on improper testing of the INSULTEX products using the wrong type of testing equipment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended January 31, 2020, the Company sold 300,000 shares of common stock to nine investors for total proceeds of $49,000. The stock was issued between $0.15 and $0.17 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Subsequent to January 31, 2020, the Company sold 450,000 shares of common stock for a total proceed of $72,500. The common stock was issued for between $0.12 and $0.20 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

INNOVATIVE DESIGNS, INC.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended January 31, 2020, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first, second, third and fourth quarter of 2019, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended January 31, 2020 within the timeline established by the SEC and was required to seek an extension for filing the form.

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

Innovative Designs, Inc.
Registrant

Date: April 30, 2020	by:	/s/ Joseph Riccelli
Joseph Riccelli,
Chief Executive Officer and Chief Financial Officer