Form 10-Q
period 2020-04-30
INNOVATIVE DESIGNS INC
filed 2020-08-10
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

As of August 6, 2020 there were 31,111,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2020

		Page No.
Part I -- Financial Information

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheets as of April 30, 2020 (Unaudited) and October 31, 2019	3-4

	Condensed Statements of Operations for the Three and Six Month Periods Ended April 30, 2020 and 2019 (Unaudited)	5

	Condensed Statements of Changes in Stockholders’ Equity as of April 30, 2020 (Unaudited) and October 31, 2019	6

	Condensed Statements of Cash Flows for the Six Month Periods Ended April 30, 2020 and 2019 (Unaudited)	7

	Notes to the Condensed Financial Statements	8 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 16

Part II -- Other Information

Items 1, 2, 3, and 4T.		17 – 18

Item 6.	Exhibits	19

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
APRIL 30, 2020 AND OCTOBER 31, 2019 (UNAUDITED)

	April 30, 2020	October 31, 2019
ASSETS
CURRENT ASSETS
Cash	$75,340	$34,525
Accounts receivable - net of allowance for doubtful accounts of $5,860 and $10,409	2,359	5,948
Inventory - net of obsolete inventory reserve of $75,468	634,624	636,459
Inventory on consignment	1,625	1,625
Deposits on inventory	57,330	57,330
Current portion of right of use asset	37,547	36,537
Prepaid expenses	10,018	10,018
Total current assets	818,843	782,442

PROPERTY AND EQUIPMENT - NET	81,841	98,495

OTHER ASSETS
Advance to employees	8,200	8,200
Right of use asset, net of current portion	60,469	79,373
Assets held for sale	600,000	600,000
Total other assets	668,669	687,573

TOTAL ASSETS	$1,569,353	$1,568,510

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
APRIL 30, 2020 AND OCTOBER 31, 2019 (UNAUDITED)

	April 30, 2020	October 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$350,608	$387,538
Current portion of notes payable	18,628	19,168
Accrued interest expense	15,747	19,237
Due to shareholders	164,770	96,100
Current portion of lease liability	37,547	36,537
Accrued expenses	12,645	10,916
Total current liabilities	599,945	569,496

LONG-TERM LIABILITIES
Long-term portion of notes payable	73,980	80,896
Lease liability, net of current portion	56,467	79,373
Total long-term liabilities	130,447	160,269

TOTAL LIABILITIES	730,392	729,765

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized		—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 30,416,560 and 30,116,560 issued and outstanding	3,088	3,013
Common stock to be issued	10,000	—
Additional paid-in capital	10,525,863	10,404,438
Accumulated deficit	(9,699,990)	(9,568,706)
Total stockholders' equity	838,961	838,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,569,353	$1,568,510

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED APRIL 30, 2020 AND 2019 (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
REVENUES - NET	$35,808	$30,359	$83,234	$139,703
OPERATING EXPENSES:
Cost of sales	15,311	13,207	35,699	79,411
Selling, general and administrative expenses	80,612	140,249	172,157	411,153
Total Operating Expenses	95,923	153,456	207,856	490,564
LOSS FROM OPERATIONS	(60,115)	(123,097)	(124,622)	(350,861)
OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	—	(600)	833	(1,286)
Impairment loss on assets held for sale	—	—	—	(17,000)
Interest expense	(2,279)	(5,037)	(7,495)	(9,955)
Total other income (expense)	(2,279)	(5,637)	(6,662)	(28,241)
NET LOSS	$(62,394)	$(128,734)	$(131,284)	$(379,102)
PER SHARE INFORMATION
Net Loss Per Common Share	$(0.002)	$(0.005)	$(0.004)	$(0.014)
Weighted Average Number of Common Shares Outstanding	30,746,560	28,211,021	30,500,626	28,041,880

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED APRIL 30, 2020 AND 2019 (UNAUDITED)

	Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	To be Issued	Capital	Deficit	Total

Balance at October 31, 2019	30,116,560	$3,013	$—	$10,404,438	$(9,568,706)	$838,745

Sale of stock	300,000	30	—	48,970	—	49,000
Net loss	—	—	—	—	(68,890)	(68,890)

Balance at January 31, 2020	30,416,560	3,043	—	10,453,408	(9,637,596)	818,855

Sale of stock	450,000	45	10,000	72,455		82,500
Net loss					(62,394)	(62,394)

Balance at April 30, 2020	30,866,560	$3,088	$10,000	$10,525,863	$(9,699,990)	$838,961

	750,000					131,500
Balance at October 31, 2018	27,789,560	$2,780	$—	$10,106,731	$(8,928,694)	$1,180,817

Sale of stock	360,000	36	—	61,164	—	61,200
Net loss	—	—	—	—	(250,368)	(250,368)

Balance at January 31, 2019	28,149,560	2,816	—	10,167,895	(9,179,062)	991,649

Sale of stock	185,000	19	—	20,181	—	20,200
Net loss	—	—	—	—	(128,734)	(128,734)

Balance at April 30, 2019	28,334,560	$2,835	$—	$10,188,076	$(9,307,796)	$883,115

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED APRIL 30, 2020 AND 2019 (UNAUDITED)

	Six Months Ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(131,284)	$(379,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(4,550)	216
Allowance for obsolete inventory	—
Common stock issued for services	—
Impairment loss on assets held for sale	—	17,000
Depreciation	16,654	16,383
Amortization of right of use asset	17,894	20,570
(Increase) decrease from changes in:
Accounts receivable	8,138	12,382
Other receivable	—
Inventory	1,835	54,854
Inventory on consignment	—
Deposits on inventory	—
Prepaid expenses	—	1,651
Advance to employees	—
Increase (decrease) from changes in:
Accounts payable	(36,929)	148,132
Lease liability	—
Accrued interest expense	(3,490)	3,236
Accrued expenses	1,729	141
Net cash used in operating activities	(130,003)	(104,537)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits on equipment	—
Capital expenditures	—
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	131,500	81,400
Proceeds from shareholder advances	68,670	—
Payments on shareholder advances	—	(14,000)
Payments on lease liability	(21,896)	(20,570)
Payments on notes payable	(7,456)	(10,138)
Net cash provided by financing activities	170,818	36,692
Net decrease in cash	40,815	(67,845)
CASH, BEGINNING OF YEAR	34,525	112,203
CASH, END OF THE PERIOD	$75,340	$44,358
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,495	$6,719
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2020 and 2019 (Unaudited)

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of April 30, 2020, the changes therein for the three and six month periods then ended and the results of operations for the three and six month periods ended April 30, 2020 and 2019.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2019. The results of operations for the three and six month periods ended April 30, 2020 and 2019 are not necessarily indicative of operating results for the full year.

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss of $131,284 and a negative cash flow from operations of $130,003 for the six month period ended April 30, 2020. In addition, the Company has an accumulated deficit of $9,699,990. Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.	ACCOUNTS RECEIVABLE

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $5,860 and $10,409 as of the April 30, 2020 and October 31, 2019, respectively. Management has applied an allowance on all balances in excess of 90 days.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2020 and 2019 (Unaudited)

NOTE 5.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the selling of its hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory at January 31, 2020 and October 31, 2019 of $75,468. Management has determined that no allowance is currently necessary on their House Wrap Inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $4,400 for both the six month periods ended April 30, 2020 and 2019.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2020 and 2019 (Unaudited)

NOTE 9.	COMMON STOCK

During the six month period ended April 30, 2020, the Company sold 850,000 shares of common stock to investors for total proceeds of $131,500. The stock was issued between $0.125 and $0.20 per share. Of these shares, 100,000 shares were issued subsequent to April 30, 2020.

During the six month period ended April 30, 2019, the Company sold 545,000 shares of common stock to seven investors for total proceeds of $81,400. The stock was issued between $0.08 and $0.17 per share. The stock was issued for $0.17 per share.

NOTE 10.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of April 30, 2020, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment. Due to various environmental regulations regarding propane emitted from the machine into the air and other costs to assemble the machine the Company expects to incur costs in excess of the current deposit agreement. Management of the Company currently cannot reasonably estimate the costs. During the six month period ended April 30, 2019 Management decided to sell the machine. The shipping and other purchase costs associated with the purchase of the machine that were originally capitalized as part of the machine cost that were written off. The total loss on impairment for the six month period ended April 30, 2019 was $17,000.

NOTE 11.	RIGHT OF USE ASSETS

The Company entered into a month to month verbal lease at the time the Company was formed that is classified as right of use asset and lease liability. The lease for the Company’s office space is estimated to be through June 2022. In accordance with ASU 2016-02, the Company calculated the present value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office lease. Applying the commercial rate, the Company calculated the present value of $150,496 for the office lease as of April 30, 2020.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2020 and 2019 (Unaudited)

NOTE 11.	RIGHT OF USE ASSETS (CONTINUED)

As of April 30, 2020, the right of use assets associated with future operating lease is as follows:

Total present value of right of use asset under lease agreement	$150,496

Amortization of right of use asset	(52,480)

Total right of use asset as of April 30, 2020	$98,016

Less current portion due within one year	37,547

Long-term right of use asset	$60,469

Total amortization expense related to the right of use assets under the verbal lease agreement was $17,894 and $0 for the six month periods ended April 30, 2020 and 2019, respectively.

Future amortization of the right of use asset as of April 30, 2020 is as follows:

2021	$37,547
2022	39,664
2023	20,805
$98,016

NOTE 12.	RIGHT OF USE LEASE LIABILITY

As disclosed in Note 11, the Company entered into a verbal lease for office space prior to the quarter ended April 30, 2020 that is classified as a right of use asset and lease liability.

As of April 30, 2020, the lease liability associated with future payments due under the verbal lease is as follows:

Total future minimum lease payments	$150,496

Less present value discount	(52,480)

Total right of use lease liability as of April 30, 2020	98,016

Less current portion due within one year	37,547

Long-term right of use liability	$60,469

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2020 and 2019 (Unaudited)

Total maturities of lease liability as of April 30, 2020 are as follows:

	Total future minimum lease payments	Present value discount	Lease liability

2021	$42,000	$4,453	$37,547
2022	42,000	2,336	39,664
2023	21,000	195	20,805

	$105,000	$6,984	$98,016

NOTE 13.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the six month periods ended April 30, 2020 and 2019:

	2020	2019

Revenues:
Apparel	$46,368	$107,868
House Wrap	36,866	31,835
Total Revenues	$83,234	$139,703

Assets:
Apparel	$460,916	$365,888
House Wrap	1,108,437	1,138,057
Total	$1,569,353	$1,503,945

Depreciation:
Apparel	$4,744	$4,666
House Wrap	11,910	11,717
Total	$16,654	$16,383

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2020 and 2019 (Unaudited)

NOTE 14.	LEGAL PROCEEDINGS

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

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through, which is the date financial statements were available to be issued. The Company identified the below subsequent event.

Subsequent to January 31, 2020, the Company sold 150,000 shares of common stock and issued 100,000 shares of common stock subscribed at April 30, 2020. The common stock was issued for between $0.12 and $0.20 per share.

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

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended April 30, 2020 with the Three Month Period Ended April 30, 2019.

The following table shows a comparison of the results of operations between the three month periods ended April 30, 2020 and April 30, 2019:

	Three Months Ended April 30, 2020	% of Sales	Three Months Ended April 30, 2019	% of Sales	Increase (Decrease)	% Change

REVENUES – NET	$35,808	100.00%	$30,359	100.00%	$5,449	17.95%

OPERATING EXPENSES:
Cost of sales	15,311	42.76%	13,207	43.50%	2,104	15.93%
Selling, general and administrative expenses	80,612	225.12%	140,249	461.97%	(59,637)	-42.52%

LOSS FROM OPERATIONS	(60,115)	-167.88%	(123,097)	-405.47%	62,982	-51.16%

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	—	0.00%	(600)	-1.98%	600	-100.00%
Interest expense	(2,279)	-6.36%	(5,037)	-16.59%	2,758	-54.75%

NET LOSS	$(62,394)	-174.25%	$(128,734)	-424.04%	$66,340	-51.53%

Revenues for the three month period ended April 30, 2020 were $35,808 compared to revenues of $30,359 for the three month period ended April 30, 2019. The increase in was a result of more sales of our House Wrap product. we voluntarily ceased advertising our House Wrap products as a result of the legal action brought by the Federal Trade Commission (“FTC”). See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales.

Our selling, general and administrative expenses were $80,612 for the three months ended April 30, 2020 compared to $ 140,249 for the three month period ended April 30, 2019. The decrease was a result , in part, to the fact that we furlough two employees. As a result of having to shut down our operations because of the coronovirus pandemic. 13

INNOVATIVE DESIGNS, INC.

 Comparison of the Six Month Period Ended April 30, 2020 with the Six Month Period Ended April 30, 2019.

The following table shows a comparison of the results of operations between the six month periods ended April 30, 2020 and April 30, 2019:

	Six Months Ended April 30, 2020	% of Sales	Six Months Ended April 30, 2019	% of Sales	Increase (Decrease)	% Change

REVENUES - NET	$83,234	100.00%	$139,703	100.00%	$(56,469)	-40.42%

OPERATING EXPENSES:
Cost of sales	35,699	42.89%	79,411	56.84%	(43,712)	-55.05%
Selling, general and administrative expenses	172,157	206.83%	411,153	294.31%	(238,996)	-58.13%

LOSS FROM OPERATIONS	(124,622)	-149.72%	(350,861)	-251.15%	226,239	-64.48%

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	833	1.00%	(1,286)	-0.92%	2,119	-164.77%
Impairment loss on assets held for sale	—	0.00%	(17,000)	-12.17%	17,000	-100.00%
Interest expense	(7,495)	-9.00%	(9,955)	-7.13%	2,460	-24.71%

NET LOSS	$(131,284)	-157.73%	$(379,102)	-271.36%	$247,818	-65.37%

Revenues for the six month period ended April 30, 2020 were $83,234 compared to revenues of $139,703for the six month period ended April 30, 2019. The decrease was caused, in part, by the mandatory order to close our business on account of the coronovirus pandemic.. In December 2016, we voluntarily ceased advertising our House Wrap products as a result of the legal action brought by the Federal Trade Commission (“FTC”). See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales. During the six month period ended April 30, 2020 our apparel sales were $46,368 in comparison with $$107, 868 during the six month period ended April 30, 2019. .

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

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the period ended April 30, 2020, we funded our operations from revenues from sales and sale of our common stock. During the three month period ended April 01, 2020, we sold our common stock in private transactions and raised $72,500 from the sales. If we are not able to either increase our sales revenue or sell more of our common stock during the current quarter, we may not able to support our current cost structure.

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

ITEM 1A.      Risk Factors

In addition to the risk factors included in our Annual report on Form 10-K for the fiscal year ended October 31, 2019, we include the following:

Effect of the Coronavirus Pandemic

The coronavirus pandemic is adversely affecting and is expected to continue to adversely affect our business, financial condition and results of operations. We are unable to predict the extent or nature these effect will have on our business at this time.

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

During the three month period ended April 30, 2020, the Company sold 450,000 shares of common stock for a total proceed of $72,500. The common stock was issued for between $0.12 and $0.20 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

INNOVATIVE DESIGNS, INC.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended April 30, 2020, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. During the first, second, third and fourth quarter of 2019, the Company was not able to close the books and records in a timely fashion. Consequently, the Company was unable to file its Form 10-Q for the period ended April 30, 2020 within the timeline established by the SEC and was required to seek an extension for filing the form.

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

Innovative Designs, Inc.
Registrant

Date: August 10, 2020	by:	/s/ Joseph Riccelli
Joseph Riccelli,
Chief Executive Officer and Chief Financial Officer

