Form 10-K
period 2020-10-31
INNOVATIVE DESIGNS INC
filed 2021-08-04
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934. For the fiscal year ended October 31, 2020

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934. For the Transition period from _______ to ________.

Commission file number: 000-51791

Innovative Designs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0465528
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

124 Cherry Street	15223
Pittsburgh, Pennsylvania (Address of Principal Executive Offices)	(Zip Code)

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

Emerging reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $202,253.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,674,796.. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant’s common stock outstanding on August 2, 2020, was 32,231,560.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ITEM 1.	DESCRIPTION OF BUSINESS.

The Company was incorporated in the State of Delaware on June 25, 2002. We operate in two separate business segments; cold weather clothing and a house wrap for the building construction industry. Both of our segment lines use products made from INSULTEX, which is a low-density foamed polyethylene with buoyancy, scent block, and thermal resistant properties. We have a license agreement directly with the owner of the INSULTEX Technology. In December 2015, we took delivery of equipment capable of producing INSULTEX. Given the time and cost of bringing the equipment into production mode and our current financial condition, it is our current intention to attempt to sell the equipment. We will continue to operate under the license agreement for the manufacture of INSULTEX used in our products.

Other companies are free to purchase INSULTEX from us assuming that it is a company within the distribution jurisdiction that we have, which is worldwide with the exception of Korea and Japan. Other than Korea and Japan, we are the sole worldwide supplier/distributor of the INSULTEX material.

We offer the following products containing INSULTEX:

●	Floating Swimwear: Product under our product name “Swimeez”. Our swimwear is designed to be a swim aid. The interior lining of our swimwear product is made from INSULTEX, which enhances floatability. This product was discontinued during 2010 and we are only selling from our existing inventory.

●	Hunting Apparel Line: Our hunting apparel provides almost total block from odors provided by the INSULTEX material. This product was discontinued during 2010 and we are only selling from our existing inventory.

●	Arctic Armor Line: The Arctic Armor line, introduced in April of 2006, consists of a jacket, bib and gloves. The suit contains 3 layers of INSULTEX for uncompromised warmth and provides the user with guaranteed buoyancy. The gloves contain a single layer of INSULTEX and are windproof, waterproof and good to sub-zero temperatures as are the jacket and bibs. We are currently only selling from our existing inventory.

●	INSULTEX House Wrap: Our house wrap product is designed for the building construction industry. This product, made from INSULTEX, provides barrier protection plus moisture vapor transmission and approximately R-3 and R-6 value insulation. We also sell a tape that is designed to be used with the INSULTEX House Wrap. In December 2016, we temporarily suspended any advertising of our House Wrap product line. In the first part of 2011, we resumed adverting for our House wrap products.

●	INSULTEX Material: We sell INSULTEX material in bulk to non-competing customers.

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

Sales

We sell our products online, to distributors and through independent sales agents and agencies. Once we have made contact with a potential sales agency or solo agent, we evaluate their existing accounts, the capacity and potential for them to effectively push our products. We also look at their current product lines through the sales channel. Our primary market area is the outdoor industry which includes all activity done in cold weather. These activities include recreational such as hunting, ice fishing, snowmobiling, and industries such as oil and gas, utilities and construction. Once we agree to bring on an independent sales agent or agency, we enter into a standard agreement.

A typical sales representative agreement will have a term of one year with the right of either party to terminate upon thirty days written notice. We do not provide any free samples of our products and all sales expenses are the sole obligation of the sales agent.

Certain retailers buy directly from us. We have no verbal or written agreements with them. These retailers purchase our products strictly on a purchase order basis. During our last fiscal year, we sold our products to such retailers as Canadian Tire Corporation Limited. Some of our distributors during the last fiscal year were Pro Fishing Supplies and Fleece Corner. We distribute our products to the following:

Swimeez Products

We distribute our Swimeez products through our web site.

Hunting Apparel Line

We distribute our hunting apparel through our web site.

Our hunting apparel consists of a six pocket pants, 1/2 zip pullover jacket with collar, parka jacket, fleece jacket, bib coveralls in light weight, and bib coveralls in arctic weight.

Arctic Armor Line

We distribute the Arctic Armor Line through our web site, to retailers and to distributors across the United States and Canada. These products are also marketed to utility companies, oil/gas pipeline workers, railroad workers, police and first responders, and to construction workers.

During our last fiscal year, three customers accounted for more than ten percent of our cold weather clothing products sales, Pro Fishing Supplies (30.4%)., Canadian Tire Corporation Limited (22.9%) and Fleece Corner (12.2%).

HOUSE WRAP

House Wrap

In early January 2008, we announced that we had completed our research and development effort on a new use for INSULTEX as a house wrap for the building construction industry. This house wrap provides barrier protection plus moisture vapor transmission and the feature of approximately R-3 and R-6 value insulation. The INSULTEX House Wrap was designed to specifically add enhanced insulating characteristics. In addition, the house wrap is priced competitively with existing house wraps that do not provide any insulation. The development efforts were conducted by our own personnel and an outside consultant. In December 2016, we temporarily suspended any advertising for our House Wrap product line as we are currently in litigation with the Federal Trade Commission (“FTC”). In the first part of 2020, we resumed advertising for our House Wrap products. Please see “Legal Proceedings” appearing elsewhere in this report.

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

The fulfillment process involved in completing wholesale orders for non-stocked Arctic Armor products and House Wrap product is described below:

●	We receive a purchase order for a certain number of items from a wholesale purchaser by hand delivery, fax, courier, or mail, with an authorized signature of the purchaser. We do not accept telephone orders.

●	We contact our sub-manufacturers with the details of the order, including the number of units to be produced according to design or model, size, or color. The sub-manufacturer procures all materials required for the product. Our House Wrap inventory is stored in the facility that manufactures it. We use a commercially available breathable water repellant film used in the manufacturing process that we store at the seller’s facility.

●	We complete and forward a purchase order to the manufacturer. The manufacturer approves or disapproves a purchase order.

●	If the purchase order is approved, the manufacturer responds with a final cost, production schedule and date the goods will be delivered to us.

●	We receive finished goods and facilitate turn-around for shipment to retailers. Goods are received in our warehouse/distribution center located in Pittsburgh, Pennsylvania where they are packaged in Master Packs, hang tags attached, and UPC/UCC codes labels applied to items for retailer distribution.

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

Lack of Sufficient Operating Funds-Going Concern

Our independent registered public accounting firm for the fiscal year ended October 31, 2020, has included an explanatory paragraph in their opinion that accompanies our audited financial statements for the fiscal year ended October 31, 2020, indicating that as a result of the Company having had net losses and negative cash flows and an accumulated deficit there is substantial doubt about the Company’s ability to continue as a going concern. Because we are not able to generate sufficient funds from sales and because we are unable to access commercial sources of credit, we are consistently underfunded. As a result, our growth is very limited, and we have difficulty in sustaining our current level of operations. We are not able to initiate adequate marketing programs, hire additional staff, develop new products or have flexibility in ordering products from our manufacturers.. In the past, we have depended on borrowings from our CEO and other private parties, primarily stockholders in the private sale of our common stock or debt. . Should we not be able to continue to rely on these sources of funding and increase our revenue stream to at least meet our current level of operations the ability of the Company to continue as a going concern will be adversely affected.

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

Stock Price-Delisting from the OTCQB Market

The Company’s stock is thinly traded. Should a major shareholder decide to liquidate its position, there could be a negative effect on the price of the stock until this condition is resolved. . Additionaly, On April 22, 2021, the OTC Markets Group notified the Company that the grace period to cure its filing delinquency had expired and accordingly the Company would be moved from the OTCQB market to the Pink market. This has resulted in a number of brokerage firms to not be able to offer trading services for the stock. The Company intends to work as expeditiously as possible to complete the delinquent SEC reports to bring itself current in its reporting obligations and then request to be moved back to the OTCQB market. Until the Company is current in its filing obligations trading in the Company’s stock will be severly limited.

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

ITEM 1B Unresolved Staff Comments.

Not applicable.

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

On November 4, 2016, the FTC filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, Case number 16-1669. In the complaint, the FTC alleges that, among other matters, the Company did not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as to redress a rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. On September 24, 2020, a judgment was entered in favor of the Company as to all claims set forth in the FTC complaint. It was further ordered that as there were no remaining claims in the action the case shall be marked as closed.

On November 23, 2020, the Company was informed that the FTC had filed a notice of appeal in regard to the case. The appeal is from the District Court’s September 24, 2020, Order granting the Company’s Motion for Judgment on Partial Findings Pursuant to Fed. R. Civ. P. 52(c) and subsequent Judgment in favor of the Company and from the District Court’s February 14, 2020, striking Dr. David Yarbrough’s expert testimony made on behalf of the FTC. The FTC filed its appeal and on March 24, 2021, the Company filed its answer and on July 22, 2021, the Company was informed that the United States Court of Appeals for the Third District affirmed the District Court’s ruling in favor of the Company. The case number is No.20-3379.

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

On August 2, 2021 the closing bid price was $0.34.

The source of the above data is www.otcmarkets.com.

Holders

As of August 2, 2021, we had 204 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding.

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

On November 14, 2019 the Company sold 100,000 shares of its Common Stock to one individual at a price of $.15 per share.

On December 18, 2019, the Company sold 200,000 shares of its Common Stock to one individual at a price of $.17 per share.

On February 14, 2020, the Company sold 100,000 shares of its Common Stock to one individual at a price of $.125 per share.

On February 15, 2020, the Company sold 200,000 shares of its Common Stock to one individual at a price of $.15 per share.

On February 28, 2020, the Company sold 25,000 shares of its Common Stock tone individual at a price of $.20 per share.

On April 21, 2020, the Company sold 100,000 shares of its Common Stock to one individual at a price of $.10 per share.

On May 28, 2020, the Company sold 150,000 shares of its common Stock to one individual at a price of $.18 per share.

On August 29, 2020, the Company sold 100,000 shares of its Common Stock to one individual at a price of $.12 per share.

On December 30, 2020, the Company issued 100,000 shares of its Common Stock to one individual in exchange for a debt in the amount of approximately $25,000. The shares were valued at $.12 per share.

On February 5, 2020, the Company issued 25,000 shares of its Common Stock to two Directors for services and 250,000 shares to its CEO and chairman of the Board of Directors for services. The Company also issued 50,000 shares each to two consultants and 50,000 shares for profession services. All of the shares were valued at $.12 per share.

In March 2021, the Company commenced a private placement of a unit offering. Each unit consists of one share of Common Stock priced at $.25 and one Common Stock Purchase Warrant. The Warrant is for a term of two years. The Warrant exercise price is $.25 per warrant. The minimum investment is $10,000. The cost of a unit is $.25.

On March 2, 2021, the Company sold 40,000 units to one individual.

On March 12, 2021, the Company sold 60,000 units to one individual.

On March 17, 2021, the Company issued 50,000 shares of its common stock to a consultant. The stock was valued at $.20 per share.

On April 23, 2021, the Company sold 40,000 units, 60,000 unitsand 40,000 units to three individuals.

On April 26, 2021, the Company sold 40,000 units to one individual.

On May 16, 2021, the Company sold 60,000 units ot one individual.

On May 20, 2021, the Company sold 40,000 units to one individual.

On June 2, 2021, the Company sold 40,000 units, 40,000 units 20,000 units and 40,000 units to four individuals.

The Company relied in Section 4(2) of the Securities Act of 1933, as amended and Regulation D, Rule 506 (c) promulgated thereunder. The securities are “restricted securities” as that term is defined under the Securities Act and each stock certificate bears a legend restricting their transferability.

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

Background

Innovative Designs, Inc. (hereafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell cold weather clothing products called “Arctic Armor” that are, except for our headwear, made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We offer our House Wrap product line which is also made from INSULTEX. We obtain INSULTEX for our cold weather clothing products through a license agreement with the owner and manufacturer of the material. In December 2015, we took delivery of equipment capable of producing our own INSULTEX. We are currently seeking a facility where the equipment can be installed. We intend to use the INSULTEX from this equipment in the production of our House Wrap product and for the sale of INSULTEX to others.

Results of Operations

Comparison of the fiscal year ended October 31, 2020, with the fiscal year ended October 31, 2019.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2020 and October 31, 2019:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October 31,	% of	October 31,	% of	Increase	%
	2020	Sales	2019	Sales	(Decrease)	Change

REVENUE	$202,253	100.00%	$215,975	100.00%	$(13,772)	-6.35%

OPERATING EXPENSES
Cost of sales	131,280	64.91%	126,645	58.64%	4,635	3.66%
Selling, general and
administrative expenses	341,132	168.67%	577,060	267.19%	356,714	(40.88)%

Loss from operations	(270,159)	205.79%	(487,730)	285.76%	217,571	44.61%

OTHER INCOME/(EXPENSE)
Other income (expense)	833	.41%	(14,601)	1%	15,434	(105.71)%
Interest expense	(11,417)	5.64%	(18,260)	8.45%	6,843	(37.48)%

Net loss	$(280,743)	138.81%	$(520,591)	241.04%	$239,848	(47.07)%

Weighted average common shares outstanding	30,830,276		28,708,18200

Loss per common share	$(0.01)		$(0.02)

Results of Operations

Revenues for the fiscal year ended October 31, 2020, were $202,253 compared to revenues of $215,975 for the comparable period ending October 31, 2019. House Wrap product revenue totaled $ 131,285 for the period compared to $80,469 for Fiscal Year ended October 31, 2019. Nearly all of the remaining revenues were derived from our Arctic Armor product line which totaled $70.968 for the period compared to revenues of $135,506 for the Fiscal Year ended October 31, 2019. The decrease in revenue is attributable to the FTC matter with regard to our House Wrap products as we did not advertise for this product line during the period. The decrease in revenue for our apparel product line is attributable to the fact that we are devoting significant portion of our limited resources to the FTC matter. Revenues are net of returns and discounts. We estimate that approximately sixty percent of our cold weather apparel products are sold to outdoor sportsmen, primarily those engaged in ice fishing.

Selling, general and administrative expense decreased from $577,060 in fiscal year 2019, to $341,132 in the fiscal year ending October 31, 2012. This decrease reflects, in part, a decrease in compensation expense as a result of furloughing two employees in March 2019, and a decrease in professional fees from $ 210,044 in fiscal year 2019, to $71,183 for fiscal year 2020.

Our cost of sales increased from $126,645 as of October 31, 2019 to $131,280 as of October 31, 2019.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2020, we funded our operations from revenues and private sales of our common stock. We will continue to fund our operations from these sources until we are able to produce sales sufficient to cover our cost structure or to secure commercial lending arrangements.

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

Our existing debt obligations as of October 31, 2020, consist of the following:

●	US SBA Loan. The amount was $280,100. This was a disaster loan assistance program. The date of the loan was July 12, 2005. The interest rate is 2.9% yearly. Payments are $1,186 per month for thirty years. The loan is guaranteed by our CEO and he and his spouse have pledged certain assets as collateral for the loan. The loan was modified on January 23, 2006. The new loan amount is $430,500. The monthly payments are $1,820 and the loan matures in July 2035. As the loan was for a specific disaster assistance program, we cannot obtain any additional funds. As of October 31, 2020, $33,652 in principal plus accrued interest was still outstanding.

●	Note Payable $8,000 - Roberta Riccelli. Interest is at 10% for 120 days. The principal and interest were due on June 17, 2012 but was extended through a verbal agreement with no set maturity date. As of October 31, 2019, $3,000 in principal plus accrued interest was still outstanding.

●	Note Payable $20,000 - Corinthian Development. Interest is at 10%. The principal and interest of $22,000 was due May 15, 2013 but was extended through a verbal agreement with no set maturity date. As of October 31, 2020, $10,000 in principal plus accrued interest was still outstanding.

.Note Payable- Joseph Riccelli. The principle and interest at 10% is due on demand. At October 31, 2020, the principle loan balance was

●	Note Payable $90,000 - Joseph Riccelli. Interest is at 10% for 180 days. The principal and interest is due on demand on November 22, 2013 but was extended through a verbal agreement with no set maturity date. As of October 31, 2020, $8,400 in principal plus accrued interest was still outstanding.

●	Note Payable $4,500 - Joseph Riccelli. Interest is at 10% for 180 days. The principal and interest has no set maturity date. As of October 31, 2020, $4,500 in principal plus accrued interest was still outstanding.

●	Note Payable $36,500 - Joseph Riccelli. Interest is at 10% for 180 days. The principal and interest is having no set maturity date As of October 31, 2020, $36,500 in principal plus accrued interest was still outstanding.

●	Note Payable $40,672 – Riccelli Properties. Interest is 10% per six months. The principal and interest is due on February 7, 2018 but was extended through a verbal agreement with no maturity date. As of October 31, 2020, $32,200 in principal plus accrued interest was still outstanding.

●	Note Payable – U.S. Small Business Administration.

●	PPP Loan proceeds of $32,632 received on May 5, 2020

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

Subsequent to the period in December 2020, the Company borrowed $200,000 from an individual. The note is secured by one of the Company’s patent. The term of the loan is three years and the interest rate is 12% per annum. The loan is to be repaid in yearly installments with the first payment of $66,666.00 to be paid on the 180th day from the date of the loan. Thereafter, each installment will be due and payable one year from the date of the loan and each succeeding calendar until three years from the date of the loan year. On April 29, 2021, the Company issued a convertible promissory note in the principle amount of $50,000. The interest rate is 8% and the note matures in one year. The amount of the note may be converted into shares of the Company’s Common Stock at the rate of one share for each $.50 of the outstanding amounts due and owning under the note.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a smaller reporting company under SEC Regulation, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Innovative Designs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovative Designs, Inc. (the “Company”) as of October 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses and negative cash flows for the years ended October 31, 2020 and an accumulated deficit at October 31, 2020. These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Bayville, NJ
August 4, 2021

INNOVATIVE DESIGNS, INC.
BALANCE SHEETS
OCTOBER 31, 2020 AND 2019

	October 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,009	$34,525
Accounts receivable - net of allowance for doubtful accounts of $5,860 and $10,409	19,900	5,948
Inventory - net of obsolete inventory reserve of $75,468	576,785	636,459
Current portion of right of use asset	38,775	36,537
Total current assets	683,469	713,469

PROPERTY AND EQUIPMENT - NET	65,187	98,495

OTHER ASSETS
Inventory on consignment	1,625	1,625
Deposits on inventory	57,330	57,330
Advance to employees	8,200	8,200
Right of use asset, net of current portion	40,962	79,373
Assets held for sale	600,000	600,000
Total other assets	708,117	746,528

TOTAL ASSETS	$1,456,773	$1,558,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$270,792	$258,099
Current portion of notes payable	18,628	19,168
Current portion of lease liability	38,775	36,537
Accrued interest expense	15,747	19,237
Due to shareholders	102,200	96,100
Accrued expenses	14,553	10,916
Total current liabilities	460,695	440,057

LONG-TERM LIABILITIES
Lease liability, net of current portion	40,962	79,373
Long-term portion of notes payable	107,193	80,896
Total long-term liabilities	148,155	160,269

TOTAL LIABILITIES	608,850	600,326

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized		—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 31,211,560 and 30,111,560 issued and outstanding	3,123	3,013
Additional paid-in capital	10,574,828	10,404,438
Accumulated deficit	(9,730,028)	(9,449,285)
Total stockholders’ equity	847,923	958,166

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,456,773	$1,558,492

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2020 AND 2019

	2020	2019

REVENUES - NET	$202,253	$215,975

OPERATING EXPENSES:
Cost of sales	131,280	126,645
Selling, general and administrative expenses	341,132	577,060
Total Operating Expenses	472,412	703,705

LOSS FROM OPERATIONS	(270,159)	(487,730)

OTHER INCOME (EXPENSE)
Other income	833	3,685
Other expense	—	(18,286)
Interest expense	(11,417)	(18,260)
Total other income (expense)	(10,584)	(32,861)

NET LOSS	$(280,743)	$(520,591)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding	30,830,276	28,708,182

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2020 AND 2019

	Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	To be Issued	Capital	Deficit	Total

Balance at October 31, 2018	27,789,560	$2,780	$—	$10,106,731	$(8,928,694)	$1,180,817

Shares issued for services	210,000	21	—	35,479	—	35,500

Shares issued for debt extinquishment	550,000	55	—	54,945	—	55,000

Sale of stock	1,562,000	157	—	207,283	—	207,440

Net loss	—	—	—	—	(520,591)	(520,591)

Balance at October 31, 2019	30,111,560	3,013	—	10,404,438	(9,449,285)	958,166

Shares issued for services	150,000	15		26,985		27,000

Sale of stock	950,000	95	—	143,405	—	143,500

Net loss	—	—	—	—	(280,743)	(280,743)

Balance at October 31, 2020	31,211,560	$3,123	$—	$10,574,828	$(9,730,028)	$847,923

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(280,743)	$(520,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	—	10,409
Impairment loss of deposits on inventory	—	17,000
Common stock issued for services	27,000	35,500
Depreciation	33,308	33,037
(Increase) decrease from changes in:
Accounts receivable	(13,952)	(2,902)
Inventory	59,674	84,803
Prepaid expenses	—	11,669
Right of use asset	36,173	(115,910)
Increase (decrease) from changes in:
Accounts payable	12,254	63,136
Lease liability	(36,173)	115,910
Accrued interest expense	(3,490)	(3,648)
Accrued expenses	3,637	5,141
Net cash used in operating activities	(162,312)	(266,446)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	143,500	207,440
Proceeds from shareholder advances	39,500	47,600
Payments on shareholder advances	(33,400)	(46,850)
Proceeds from note payable	33,652	—
Payments on notes payable	(7,456)	(19,422)
Net cash provided by financing activities	175,796	188,768

Net decrease in cash	13,484	(77,678)

CASH, BEGINNING OF YEAR	34,525	112,203

CASH, END OF THE PERIOD	$48,009	$34,525

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,417	$21,908

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Years Ended October 31, 2020 and 2019

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

Fiscal Year End - The Company’s fiscal year ends on October 31. The fiscal years ending October 31, 2020 and 2019 are referred to as 2020 and 2019, respectively, throughout the Company’s financial statements.

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

Revenue Recognition - The Company recognizes recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive for those goods or services, including any variable consideration. Revenue is derived from sales of the Company’s recreational products, such as Arctic Armor, and our house wrap line of products. Sales of these items are recognized when the items are shipped. The Company offers a 5-day return policy and no warranty on all of its products. All sales outside the United States are entered into using the U.S. dollar as its functional currency. During 2019, the Company took back certain products from customers that accounted for $1,716 in revenue. The Company was not required to accept these returns but made a business decision to do so.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of the Company’s debt instruments approximates their fair values as the interest is tied to or approximates market rates.

Estimated Uncollectable Accounts - Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days and applied an allowance of $5,860 and $10,409, respectively, as of the fiscal year ended October 31, 2020 and 2019.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2020 and 2019

Inventory - Inventory consists primarily of finished goods. Inventory is stated at the lower of cost or net realizable value and is valued based on first-in-first-out. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. A reserve balance of approximately $75,468 was recorded as of October 31, 2020 and 2019. The reserve is evaluated on a quarterly basis and adjusted accordingly.

Deposits on Inventory - The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished purchase orders are received by the Company, the deposits associated with those purchase orders are transferred into inventory. The Company had a on deposit for the INSULTEX in the amount of $57,330 as of October 31, 2020 and 2019.

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

Deposits on Equipment - On July 12, 2015, the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2018, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. During 2019, the Company determined the shipping costs of $17,000 were impaired and these costs were written down. Deposits on Equipment as of October 31, 2020 and 2019 were $600,000 and $617,000, respectively.

Impairment of Long-lived Assets - Management of the Company considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded in 2020 and 2019 except as noted in “Deposits on Equipment”.

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
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2020 and 2019

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

Concentration of Credit Risk - The Company maintains its cash and cash equivalents with a financial institution which management believes to be of high credit quality. Their accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 in coverage. The balances in these accounts may, at times, exceed the federally insured limits. The Company has not experienced any losses on the deposits and management believes the Company is not exposed to any significant credit risk related to these accounts. The Company had no uninsured cash balances as of October 31, 2020 and 2019, respectively.

Shipping and Handling - Shipping costs associated with acquiring inventories are charged to cost of goods sold when incurred. The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice and are included in revenue at the time the merchandise is shipped. The shipping and handling costs associated with customer orders was $12,413 and $15,433 for the fiscal years ended October 31, 2020 and 2019, respectively.

Net Income Per Common Share - The Company calculates net income per share in accordance with ASC Topic 260 “Earnings per Share”. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. The Company only has common stock outstanding for 2020 and 2019. As a result, diluted earnings per share was not calculated.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which added a requirement than an entity, when acting as a lessee, should recognize in the balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For public business entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 including interim periods within fiscal years beginning after December 15, 2019. Management has adopted the guidance as noted within Notes 3, 14, and 15 of the financial statements.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2020 and 2019

2.	GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had net losses of $280,743 and $520,591 and a negative cash flow from operations of $162,312 and $266,446 for the years ended October 31, 2020 and 2019, respectively. In addition, the Company has an accumulated deficit of $9,730,028. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Managements plans include continued sales, sales of Company stock, and borrowings from private parties. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	RIGHT OF USE ASSETS AND LEASE LIABILITIES

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

4.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2020	2019

Equipment	$221,835	$221,835
Containers	14,900	14,900
Furniture and fixtures	11,083	11,083
Leasehold improvements	4,806	4,806
Automobile	9,121	9,121
	261,745	261,745

Less accumulated depreciation	196,558	163,250

Property and equipment – net	$65,187	$98,495

Depreciation expense for the fiscal years ended October 31, 2020 and 2019 was $33,308 and $33,037, respectively.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2020 and 2019

5.    BORROWINGS

Borrowings at October 31, 2020 and 2019 consisted of the following:

	2020	2019
Due to Stockholders

Note Payable $8,000 - Roberta Riccelli, February 2012
Due June 17, 2012; interest is 10% for 120 days. Note was extended through a verbal agreement with no set maturity date.	$3,000	$3,000

Note Payable $20,000 - Corinthian Development,
January 15, 2013. Due May 15, 2013; payable on demand; interest is 10%; Note was extended through a verbal agreement with no set maturity date.	10,000	10,000

Note Payable $25,000 - Sol & Tina Waxman Family
Foundation, March 2015. Amended January 15, 2018 for $30,250; Due January 5, 2019; interest is 10%.		—

Note Payable $90,000 - Joseph Riccelli, Sr., May 2013.
Due November 22, 2013; interest is 10% for 180 days. Note was extended through a verbal agreement with no set maturity date.	8,400	8,400
Note Payable $4,500 - Joseph Riccelli, Sr., August 2019.
Interest is 10% for 180 days; No set maturity date.	4,500	4,500
Note Payable $36,500 - Joseph Riccelli, Sr., September 2019.
Interest is 10% for 180 days; No set maturity date.	36,500	36,500
Note Payable $3,000 - Joseph Riccelli, Sr., October 2019.
Interest is 10% for 180 days; No set maturity date.	3,000	3,000
Note Payable $38,000 - Joseph Riccelli, Sr., December 2019. Interest is 10% for 180 days; No set maturity date.	4,600

Note Payable $50,000 - Lawrence Fraser, May 29, 2018.
Due June 1, 2019; interest is 10% annually. Note was extended through a verbal agreement with no set maturity date;		—

Note Payable $40,672 - Riccelli Properties, August 7, 2017.
Due February 7, 2018; interest is 10%. Note was extended through a verbal agreement with no set maturity date	32,200	32,200

Total Due to Stockholders	$102,200	$96,100

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2020 and 2019

	2020	2019
Notes Payable
Note Payable – U.S. Small Business Administration.
PPP Loan proceeds received on May 5, 2020	33,652

Note Payable - U.S. Small Business Administration.
Due July 2035; payable in monthly installments of $1,820 including interest at 2.9% annum.
	$92,608	$100,064

Total Borrowings	228,460	199,164

Less Due to Stockholders	102,200	99,100

Less Current Portion of Notes Payable	18,628	19,168

Total Long Term Portion of Notes Payable	$107,632	$80,896

Maturities of long-term debt are as follows:

Year Ending		Notes
October 31	Stockholders	Payable	Amount Due

2021	$102,200	18,628	120,828
2022		19,739	19,739
2023		20,319	20,319
2024		20,916	20,916
2025 & thereafter		46,658	46,658

Total	$102,200	126,260	228,460

DUE TO STOCKHOLDERS

In February 2012, the Company entered into a note payable with Roberta Riccelli for $8,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance as of October 31, 2020 and 2019 was $3,000.

In January 2013, the Company entered into a note payable with Corinthian Development for $20,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of May 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2020 and 2019 was $10,000.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2020 and 2019

In May 2013, the Company entered into a note payable with its CEO, Joseph Riccelli, for $90,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of November 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2020 and 2019 was $8,400.

During August 2017, the Company entered into a note payable agreement with Riccelli Properties, which is wholly owned and operated by the Company’s CEO, Joseph Riccelli, in the amount of $40,672. This amount reflects payments made by Riccelli Properties on the Small Business Association promissory note. Riccelli Properties sold the real estate that was collateral on the promissory note. The note has a term of 6 months and an interest rate of 10%. This loan balance at October 31, 2020 and 2019 was $32,200.

In August 2019, the Company entered into a note payable with its CEO, Joseph Riccelli, for $36,500. This loan was to be used to fund operations of the Company. This loan has no set maturity date, including interest at 10%. The loan balance at October 31, 2020 and 2019 was $36,500.

In September 2019, the Company entered into a note payable with its CEO, Joseph Riccelli, for $4,500. This loan was to be used to fund operations of the Company. This loan has no set maturity date, including interest at 10%. The loan balance at October 31, 2020 and 2019 was $4,500.

In October 2019, the Company entered into a note payable with its CEO, Joseph Riccelli, for $3,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of November 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2020 and 2018 was $3,000.

In December 2019, the Company entered into a note payable with its CEO, Joseph Riccelli, for $38,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of November 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2020 was $4,600.

NOTES PAYABLE

In July 2005, the Company was approved for a low interest promissory note from the U.S. Small Business Administration in the amount of $280,100. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, of $1,820 are due monthly. A payment was made on the note of $40,672 during the year ended October 31, 2017 due to the sale of real estate by Riccelli Properties that was collateral on the promissory note. The loan balance was $92,608 and $100,064 at October 31, 2020 and 2019, respectively. This note is guaranteed by the Company’s CEO.

In May 2020, the Company was approved for a PPP Loan from the U.S. Small Business Administration in the amount of $32,652. If the Company does not receive forgiveness on the loan, it will be charged a 1% interest rate on the loan during the repayment period.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2020 and 2019

6.    EXCLUSIVE LICENSING AND MANUFACTURING AGREEMENT

On April 16, 2006, the Company entered into an Exclusive License and Manufacturing Agreement (the “Agreement”) with the Ketut Group, with an effective date of April 1, 2006, whereby the Company acquired an exclusive license to develop, use, sell, manufacture and market products related to or utilizing INSULTEX™, Korean Patent Number, (0426429) or any INSULTEX Technology. At the behest of the Board of Directors, the INSULTEX trademark was chosen as the mark to identify the product utilized by Innovative since its inception and was originally registered by Joseph Riccelli on February 17, 2005. The new trademark, intended to avoid confusion arising from the use of the old Eliotex trademark in association with a new, subsequent, different and separately-patented product, was assigned by Mr. Riccelli to the Company on April 25, 2006, with that assignment to become effective upon final approval of the Statement of Use by the United States Patent and Trademark Office. The License was awarded by the Korean inventor, an individual who is part of the Ketut Group, and the manufacturer of INSULTEX™. The Company received an exclusive forty (40) year worldwide license, except for Korea and Japan, with an initial term of ten (10) years and an option to renew the License for up to three (3) successive ten (10) year terms. The first ten-year option was exercised. Additionally, the Company was granted the exclusive rights to any current or future inventions, improvements, discoveries, patent applications and letters of patent which the Ketut Group controls or may control related to INSULTEX™. Furthermore, the Company has the right to rant sub-licenses to other manufacturers for the use of INSULTEX™ or any INSULTEX Technology.

7.    CONCENTRATIONS

Revenues from three customers were approximately 64% and 53% of the Company’s revenues for the fiscal years ended October 31, 2020 and 2019, respectively.

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company. Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia, and one manufacturer that produces house wrap on behalf of the Company in Massachusetts.

8.    INCOME TAXES

In prior years, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2019 tax year, fiscal year end October 31, 2020, the Company had net operating loss carryforwards of approximately $7,100,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2037 tax year, fiscal year end October 31, 2038. Effective for tax years ending in 2019 or later, net operating losses cannot be carried back but can be carried forward to future tax years indefinitely. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2020 and 2019

	2020	2019

Net operating loss carryforward	$2,063,193	$2,011,532
Depreciation		—
Net deferred tax assets before valuation allowance	2,063,193	2,011,532
Less: Valuation allowance	(2,063,193)	(2,011,532)

Net deferred tax assets	$—	$—

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of October 31, 2020 and 2019, respectively.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2020	2019

Federal statutory rate	21%	21%
Effect of net operating losses	(21%)	(21%)

Effective income tax rate	—	—

The Company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

9.    COMMITMENTS

The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of our Chief Executive Officer, for $3,500 per month. The lease is based on a verbal agreement with month to month terms. For the fiscal years ended October 31, 2020 and 2019 rent expense totaled $27,000 and $42,000, respectively.

10.  SEGMENT INFORMATION

We have organized our operations into two segments as discussed in Note 1 to the financial statements. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the fiscal years ending October 31, 2020 and 2019:

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2020 and 2019

	2020		2019

Revenues:
Apparel		$70,968	$135,506
Housewrap		131,285	80,469
Total Revenues		$202,253	$215,975

Capital Expenditures:
Apparel	$		$—
Housewrap			—
Total	$		$—

Depreciation:
Apparel		$9,410	$9,410
Housewrap		23,898	23,627
Total		$33,308	$33,037

11.  COMMON STOCK

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

During the fiscal year ended October 31, 2020, the Company sold 950,000 shares of common stock to ten investors for total proceeds of $143,500. The stock was issued between $0.10 and $0.20 per share. The Company issued 150,000 shares of common stock to one individual for services valued at $27,000. The stock was issued at $0.18 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set for the restrictions on their transferability and sale.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2020 and 2019

12.  RELATED PARTY TRANSACTIONS

The Company has entered into various debt agreements with related parties. These agreements are classified as shareholder loans within Note 8 to the financial statements.

The Company has entered into a verbal lease agreement as further discussed in Note 9 to the financial statements.

13.  LITIGATION

On November 4, 2016, the FTC filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, Case number 16-1669. In the complaint, the FTC alleges that, among other matters, the Company did not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX House Wrap products. The complaint asks as to redress a rescission of revenue the Company received from the sale of House Wrap and a permanent injunction. On September 24, 2020, a judgment was entered in favor of the Company as to all claims set forth in the FTC complaint. It was further ordered that as there were no remaining claims in the action the case shall be marked as closed.

 On November 23, 2020, the Company was informed that the FTC had filed a notice of appeal in regard to the case. The appeal is from the District Court’s September 24, 2020, Order granting the Company’s Motion for Judgment on Partial Findings Pursuant to Fed. R. Civ. P. 52(c) and subsequent Judgment in favor of the Company and from the District Court’s February 14, 2020, striking Dr. David Yarbrough’s expert testimony made on behalf of the FTC. The FTC filed its appeal and on March 24, 2021, the Company filed its answer.

On July 22, 2021, the Registrant was informed that the United States Court of Appeals for the Third District affirmed the District Court’s ruling in favor of the Registrant. The ruling was in connection with the Federal Trade Commission complaint filed against the Registrant in November 2016, alleging, among other matters, that the Registrant did not have substantiation for claims made by the Registrant regarding the R-value and energy efficiency of its INSULTIX House Wrap products.

14.  RIGHT OF USE ASSETS

The Company entered into a month to month verbal lease at the time the Company was formed that is classified as right of use asset and lease liability. The lease for the Company’s office space is estimated to be through June 2022. In accordance with ASU 2016-02, the Company calculated the present value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office lease. Applying the commercial rate, the Company calculated the present value of $ for the office lease as of October 31, 2020.

As of October 31, 2020, the right of use assets associated with future operating lease is as follows:

Total present value of right of use asset under lease agreement	$150,496

Amortization of right of use asset	(79,759)

Total right of use asset as of October 31, 2020	$79,737

Less current portion due within one year	38,775

Long-term right of use asset	$40,962

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2020 and 2019

Total amortization expense related to the right of use assets under the verbal lease agreement was $36,173 and $22,174 for the years ended October 31, 2020 and 2019, respectively.

Future amortization of the right of use asset as of October 31, 2020 is as follows:

2021	38,775
2022	40,962
Total	$79,737

15.   LEASE LIABILITY

As disclosed in Note 14, the Company entered into a verbal lease for office space prior to the year ended October 31, 2020 that is classified as a right of use asset and lease liability.

As of October 31, 2020, the lease liability associated with future payments due under the verbal lease is as follows:

Total present value of future lease payments	$150,496

Principal payments made as of the year ended October 31, 2020	(79,759)

Total right of use lease liabilities as of October 31, 2020	$79,737

Total maturities of lease liability as of October 31, 2020 are as follows:

	Total future
	minimum lease	Present value
	payments	discount	lease liability

2021	42,000	3,225	38,598
2022	42,000	1,038	40,775

	$84,000	$4,263	$79,737

16.  SUBSEQUENT EVENTS

Subsequent to the period in October 31, 2020, the Company borrowed $200,000 from an individual. The note is secured by one of the Company’s patent. The term of the loan is three years and the interest rate is 12% per annum. The loan is to be repaid in yearly installments with the first payment of $66,666 to be paid on the 180th day from the date of the loan. Thereafter, each installment will be due and payable one year from the date of the loan and each succeeding calendar until three years from the date of the loan year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

On July 13, 2021, the Company dismissed Louis Plung & Company (“Louis Plung”). On the same day the Company’s Board of Directors appointed Boyle CPA, LLC as the Company’s auditors.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2019. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer/Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2020. In particular, our controls over financial reporting were not effective in the specific areas described in the paragraphs below.

As of October 31, 2020, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

●	Policies and Procedures for the Financial Close and Reporting Process – Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having such policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

●	Representative with Financial Expertise – For the year ended October 31, 2019, the Company did not have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. All of our financial reporting is carried out by one individual and the use of an external accounting firm. This lack of accounting staff results in a lack of segregation of duties, timeliness in closing the books and records, delays in filing quarterly and annual financial information, numerous post-closing adjusting journal entries, and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2020 and 2019, or subsequent to October 31, 2020, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	71	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman	1 year
Dean P. Kolocouris	51	Director	1 year
Daniel P. Rains	69	Director	1 year

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Under Section16(a) of the Securities Exchange Act of 1934, as amended, an officer, director or greater than 10% stockholder of our outstanding Common stock must file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely upon a review of Section 16(a) reports furnished to us, we believe all such entities or persons subject to the Section 16(a) reporting requirements have complied with the applicable filing requirements during with the exception of the following:

On March 5, 2021, the Company issued 25,000 shares each of its Common Stock to Dean P. Kolocouris and Daniel Rains and 250,000 shares to Joseph Riccelli directors of the Company.

On March 9, 2021, each of the above named individuals filed their Form 4 reports with the SEC

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli
CEO, Chairman	2020	$62,700	0	0	0	0	0	0	$62,700

Joseph Riccelli
CEO, Chairman	2019	$62,700	0	0	0	0	0	0	$62,700

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

(2)	All stock that has been issued by the Company out of the equity compensation plan was for the exchange of professional services. were sold for cash. No shares

Use of Proceeds from Registered Securities

Not Applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership as of August 2, 2021 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address			Amount	Nature	Percent

Common Stock	Joseph Riccelli			7,390,000	Direct	23.1%
	Chief Executive Officer
	Chairman of the Board	(1)		451,478	Indirect	1.4%
	of Directors
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

Common Stock	Dean P. Kolocouris			92,000	Direct	-
	Director
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

Common Stock	Daniel P. Rains			135,000	Direct	-
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

All Directors and Executive Officers as a Group			8,073,000			24.5%

*	Represents less than one percent.

(1)	Represents shares of common stock held in the Gino A. Riccelli Trust. The Trust is for a son of our Chief Financial Officer. Mr. Joseph Riccelli is the trustee of the trust.

By virtue of his stock ownership or control over our stock, Mr. Riccelli may be deemed to “control” the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2020 and 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during fiscal year ended October 31, 2020 and 2019, our current auditors, Boyle CPA, LLC billed the Company $17,500 for professional services, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

3.1	Revised Certificate of Incorporation****
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested] **
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Haas outdoors, Inc. and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005. ***
10.7	Machinery Purchase Agreement *****
23.1	Consent of Boyle CPA, LLC
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the years ended October 31, 2020 and 2019, (ii) the Balance Sheets at October 31, 2020 and 2019, (iii) the Statements of Cash Flows for the years ended October 31, 2020 and 2019 and (iv) the notes to the Financial Statements.

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003

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

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: August 4, 2021	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 4, 2021	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, and Chairman
of the Board of Directors

Date:	August 4, 2021	by:	/s/ Dean P. Kolocouris
Dean P. Kolocouris
Director

Date:	August 4, 2021	by:	/s/ Daniel Rains
Daniel Rains
Director

