Form 10-Q
period 2021-01-31
INNOVATIVE DESIGNS INC
filed 2021-09-20
CIK 1190370

A UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2021

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

As of September 13, 2021, there were 32,741,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2021

i

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
JANUARY 31, 2021 (UNAUDITED) AND OCTOBER 31, 2020

	January 31, 2021	October 31, 2020
ASSETS
CURRENT ASSETS
Cash	$209,291	$48,009
Accounts receivable - net of allowance for doubtful accounts of $5,860	28,598	19,900
Inventory - net of obsolete inventory reserve of $75,468	562,008	576,785
Current portion of right of use asset	39,311	38,775
Total current assets	839,208	683,469

PROPERTY AND EQUIPMENT - NET	56,860	65,187

OTHER ASSETS
Inventory on consignment	1,625	1,625
Deposits on inventory	57,330	57,330
Advance to employees	8,200	8,200
Right of use asset, net of current portion	30,931	40,962
Deposits on equipment	600,000	600,000
Total other assets	698,086	708,117

TOTAL ASSETS	$1,594,154	$1,456,773

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
JANUARY 31, 2021 (UNAUDITED) AND OCTOBER 31, 2020

	January 31, 2021	October 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$234,292	$270,792
Current portion of notes payable	18,628	18,628
Accrued interest expense	11,907	15,747
Due to shareholders	302,200	102,200
Current portion of lease liability	39,311	38,775
Accrued expenses	14,553	14,553
Total current liabilities	620,891	460,695

LONG-TERM LIABILITIES
Long-term portion of notes payable	105,374	107,193
Lease liability, net of current portion	30,931	40,962
Total long-term liabilities	136,305	148,155

TOTAL LIABILITIES	757,196	608,850

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	—	—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 31,311,560 and 31,211,560 issued and outstanding	3,133	3,123
Common stock to be issued		—
Additional paid-in capital	10,599,818	10,574,828
Accumulated deficit	(9,765,993)	(9,730,028)
Total stockholders' equity	836,958	847,923

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,594,154	$1,456,773

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS PERIODS ENDED JANURARY 31, 2021 AND 2020 (UNAUDITED)

	Three Months Ended January 31,
	2021	2020

REVENUES - NET	$40,017	$47,426

OPERATING EXPENSES:
Cost of sales	18,635	20,388
Selling, general and administrative expenses	81,210	91,545
Total Operating Expenses	99,845	111,933

LOSS FROM OPERATIONS	(59,828)	(64,507)

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	28,823	833
Interest expense	(4,960)	(5,216)
Total other income (expense)	23,863	(4,383)

NET LOSS	$(35,965)	$(68,890)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.001)	$(0.002)

Weighted Average Number of Common Shares Outstanding	31,261,560	30,260,473

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
JANUARY 31, 2021 (UNAUDITED) AND OCTOBER 31, 2020

	Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	To be Issued	Capital	Deficit	Total

Balance at October 31, 2020	31,211,560	$3,123	$—	$10,574,828	$(9,730,028)	$847,923

Sale of stock	100,000	10	—	24,990	—	25,000
Net loss	—	—	—	—	(35,965)	(35,965)

Balance at January 31, 2021	31,311,560	3,133	—	10,599,818	(9,765,993)	836,958

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2021 AND 2020 (UNAUDITED)

	For the Three Month Periods
	Ended
	January 31, 2021	January 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,965)	(68,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	—	(4,163)
Allowance for obsolete inventory		—
Common stock issued for services	25,000	—
Impairment loss on assets held for sale
Depreciation	8,327	8,327
Amortization of right of use asset	9,495	8,947
(Increase) decrease from changes in:
Accounts receivable	(8,698)	9,296
Other receivable		—
Inventory	14,777	20,129
Inventory on consignment		—
Deposits on inventory		—
Prepaid expenses	—	—
Advance to employees		—
Increase (decrease) from changes in:
Accounts payable	(36,500)	2,460
Lease liability	(9,495)	(8,947)
Accrued interest expense	(3,840)	(3,490)
Accrued expenses		—
Net cash used in operating activities	(36,899)	(36,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits on equipment	—	—
Capital expenditures	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	49,000
Proceeds from shareholder advances	200,000	39,500
Payments on shareholder advances		(10,400)
Payments on lease liability
Payments on notes payable	(1,819)	(4,470)
Net cash provided by financing activities	198,181	73,630

Net decrease in cash	161,282	37,299

CASH, BEGINNING OF YEAR	48,009	34,525

CASH, END OF THE PERIOD	$209,291	$71,824

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,800	$8,706

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2021 and 2020 (Unaudited)

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.'s financial position as of January 31, 2021, the changes therein for the three periods then ended and the results of operations for the three periods ended January, 2021 and 2020.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.'s annual report on Form 10-K for the fiscal year ended October 31, 2020. The results of operations for the three periods ended January, 2021 and 2020 are not necessarily indicative of operating results for the full year.

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss of ($35,965) and a negative cash flow from operations of ($36,899) for the three month period ended January 31, 2021. In addition, the Company has an accumulated deficit of ($9,765,993). Management's plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.	ACCOUNTS RECEIVABLE

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $5,860 January 31, 2021 and October 31, 2020, respectively. Management has applied an allowance on all balances in excess of 90 days.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2021 and 2020 (Unaudited)

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

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board ('FASB') Accounting Standard Codification ('ASC') Topic 260 'Earnings per Share'. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. As a result, diluted earnings per share was not calculated.

NOTE 7.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740 'Income Taxes', which requires an asset and liability approach for financial reporting purposes.

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $3,007 and $2,800 for the three month periods ended January 31, 2021 and 2020, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2021 and 2020 (Unaudited)

NOTE 9.	COMMON STOCK

During the three month period ended January 31, 2021, the Company sold 100,000 shares of common stock to one investors for total proceeds of $25,000. The stock was issued for $0.25 per share.

During the three month period ended January 31, 2020, the Company sold 300,000 shares of common stock to nine investors for total proceeds of $49,000. The stock was issued between $0.15 and $0.17 per share.

NOTE 10.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of January 31, 2021, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment. Due to various environmental regulations regarding propane emitted from the machine into the air and other costs to assemble the machine the Company expects to incur costs in excess of the current deposit agreement. Management of the Company currently cannot reasonably estimate the costs. During the six month period ended April 30, 2019 Management decided to sell the machine. The shipping and other purchase costs associated with the purchase of the machine that were originally capitalized as part of the machine cost that were written off. The total loss on impairment for the six month period ended April 30, 2019 was $17,000. In July 2021, management has decided that it is no longer selling this equipment and is moving forward with plans of putting it in service in the future.

NOTE 11.	RIGHT OF USE ASSETS

The Company entered into a month to month verbal lease at the time the Company was formed that is classified as right of use asset and lease liability. The lease for the Company's office space is estimated to be through June 2022. In accordance with ASU 2016-02, the Company calculated the present value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office lease. Applying the commercial rate, the Company calculated the present value of $150,496 for the office lease as of April 30, 2020.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2021 and 2020 (Unaudited)

NOTE 11.	RIGHT OF USE ASSETS (CONTINUED)

As of January 31, 2021, the right of use assets associated with future operating lease is as follows:

Total present value of right of use asset under lease agreement	$150,496

Amortization of right of use asset	(80,254)

Total right of use asset as of January 31, 2021	$70,242

Less current portion due within one year	39,311

Long-term right of use asset	$30,931

Total amortization expense related to the right of use assets under the verbal lease agreement was $9,495 and $8,825 for the three month periods ended January 31, 2021 and 2020, respectively.

Future amortization of the right of use asset as of January 31, 2021 is as follows:

2022	$35,951
2023	34,291
$70,242

NOTE 12.	RIGHT OF USE LEASE LIABILITY

As disclosed in Note 11, the Company entered into a verbal lease for office space prior to the quarter ended January 31, 2020 that is classified as a right of use asset and lease liability.

As of January 31, 2021, the lease liability associated with future payments due under the verbal lease is as follows:

Total future minimum lease payments	$150,496

Principal payments made as of the period ended January 31, 2021	(80,254)

Total right of use lease liability as of January 31, 2021	70,242

Less current portion due within one year	39,311

Long-term right of use liability	$30,931

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2021 and 2020 (Unaudited)

Total maturities of lease liability as of January 31, 2021 are as follows:

	Total future minimum lease payments	Present value discount	Right of use lease liability

2021	$38,500	$2,548	$35,952
2022	35,000	710	34,290

	$73,500	$3,258	$70,242

NOTE 13.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the three month periods ended January 31, 2021 and 2020:

	2021	2020

Revenues:
Apparel	$33,937	$43,661
House Wrap	6,080	3,765
Total Revenues	$40,017	$47,426

Assets:
Apparel	$140,857	$459,131
House Wrap	1,453,297	1,104,142
Total	$1,594,154	$1,563,273

Depreciation:
Apparel	$2,372	2,372
House Wrap	5,955	5,955
Total	$8,327	$8,327

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2021 and 2020 (Unaudited)

NOTE 14.	LEGAL PROCEEDINGS

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

On November 23, 2020, the Company was informed that the FTC had filed a notice of appeal in regard to the case. The appeal is from the District Court's September 24, 2020, Order granting the Company's Motion for Judgment on Partial Findings Pursuant to Fed. R. Civ. P. 52(c) and subsequent Judgment in favor of the Company and from the District Court's February 14, 2020, striking Dr. David Yarbrough's expert testimony made on behalf of the FTC. The FTC filed its appeal and on March 24, 2021, the Company filed its answer and on July 22, 2021, the Company was informed that the United States Court of Appeals for the Third District affirmed the District Court's ruling in favor of the Company. The case number is No.20-3379.

NOTE 15.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, 'Subsequent Events', through, which is the date financial statements were available to be issued. The Company identified the below subsequent event.

In June 2021, the Company's PPP Loan was forgiven by the Small Business Administration. The Company will recognized $33,652 in income from the forgiveness of debt at this time.

INNOVATIVE DESIGNS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding future results of operation, made in this Quarterly Report on Form 10-Q are forward-looking statements. We use words such as expects, believes, intends, and similar expressions to identify forward-looking statements. Forward looking-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, , competition in our cold weather markets, our ability to sell out HouseWrap product line, our inability to secure sufficient funding to maintain and/or expand our current level of operations and the seasonality of our cold weather product line. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. The Company undertakes no obligation to publicity update or revise any forward-looking statement, whether as a result of new information, future events or otherwise except as required by law.

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Completing the development, design and prototypes of our products,
●	Obtaining retail stores or sales agents to offer and sell our products,
●	Developing our website to sell more of our products.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended January 31, 2021 with the Three Month Period Ended January 31, 2020.

	Three Month		Three Month
	Period Ended		Period Ended
	Januray 31,	% of	Januray 31,	% of	Increase
	2021	Sales	2020	Sales	(Decrease)	% Change

REVENUE - NET	$40,017	100%	$47,426	100%	$(7,409)	-16%

OPERATING EXPENSES
Cost of sales	18,635	47%	20,388	43%	(1,753)	-9%
Selling, general and
administrative expenses	72,883	182%	83,218	175%	(10,335)	-12%
	91,518	229%	103,606	218%	(12,088)	-12%

Loss from operations	(51,501)	-129%	(56,180)	-118%	4,679	-8%

Other income (expense)	28,823	72%	833	2%	27,990	3360%
Other Expense
Interest expense	(4,960)	-12%	(5,216)	-11%	256	-5%
Depreciation expense	(8,327)	-21%	(8,327)	-18%	—	0%

Net Loss	$(35,965)	-90%	$(68,890)	-145%	$32,925	-48%

Revenues for the three month period ended January 31, 2021 were $40,017 compared to revenues of $47,426 for the three month period ended January 31, 2020. The decrease in revenue is attributable a decrease in our apparel products revenue, $33,937 for the period compared to $ 43,661 for the three month period ended January 31, 2020. The decrease in revenue for our apparel products is attributable, in part, to the fact that during the period we devoted a significant portion of our limited resources to the Federal Trade Commission legal matter. HouseWrap sales were $6,080 for the period compared to $3,765 in sales for the period ended January 31, 2020. We believe our HouseWrap sales were adversely affected by the COVID pandemic as many contractors could not access other building materials on account of supply chain bottlenecks. See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three month period ended January 31, 2021 was ($35,965).

Our Cost of Goods sold expenses were $18,635 for the three month period ended January 31, 2021 compared to $20,388 for the three month period ended January 31, 2020. Professional fees for the three month period ended January 31, 2021 were $24,555 compared to $6,660 for the three month period ended January 31, 2020. The majority of our professional fees relate to the legal fees incurred in connection to the FTC matter. We expect our professional fees to decrease going forward.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the three month period ended January 31, 2021, we funded our operations from revenues from sales, a loan of $200,000 and sale of our common stock in the amount of $25,000. In May of 2020, we were granted a Paycheck Protection Program loan in the amount of $ 33, 652. The loan was forgiven in June 2021.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our INSULTEX products and to purchase equipment needed for the manufacture of the INSULTEX product. The Company reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company took delivery of the equipment in December 2015. The Company will have to have the machine installed and ensure that it can be operated in compliance with all environmental rules and regulations. It is the Company intentions to have the equipment operational but cannot currently provide a time estimate. Among the factors affecting the time estimate are financial resources available to the Company, finding a suitable facility and bringing technical personal from abroad to install the equipment. The Company has currently made deposits of $600,000 on the equipment. The Company has incurred $17,000 of additional expenses related to shipping. The Company will produce INSULTEX under its own brand name. See Note 10 of the Notes to the Condensed Financial Statements.

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDING

See Legal Proceedings set forth in Part I Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

ITEM 1A  Risk Factors

See Risk factors set forth in in Part I Item 1A of the Company’s Annual report on Form 10-K for the fiscal year ended October 31, 2020.

INNOVATIVE DESIGNS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Part II Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

ITEM 3.    Defaults upon Senior Securities

None

Item 4        Mine Safety Disclosures

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended January 31, 2021, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions.

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

ITEM 5.    Other Information

None

INNOVATIVE DESIGNS, INC.

ITEM 6.   EXHIBITS

*3.1	Revised Certificate of Incorporation

**3.2	By-Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer

31.2	Rule 13a-14a Certification of Chief Financial Officer and Principal Accounting Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

31.2	Section 1350 Certification of Chief Financial Officer and Chief Accounting Officer

*	Incorporated by reference to the Company’s Form 10-K filed February 12, 2015

**	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

99***	Incorporated by reference to the Company’s Current Report on Form 8-k, filed November 4, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: September 17, 2021	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer