Form 10-Q
period 2021-04-30
INNOVATIVE DESIGNS INC
filed 2021-09-23
CIK 1190370

A UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2021

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

As of September 21, 2021, there were 32,741,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2021

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
APRIL 30, 2021 (UNAUDITED) AND OCTOBER 31, 2020

	April 30, 2021	October 31, 2020
ASSETS
CURRENT ASSETS
Cash	$220,899	$48,009
Accounts receivable - net of allowance for doubtful accounts of $5,860	4,766	19,900
Inventory - net of obsolete inventory reserve of $75,468	574,125	576,785
Current portion of right of use asset	39,853	38,775
Total current assets	839,643	683,469

PROPERTY AND EQUIPMENT - NET	48,533	65,187

OTHER ASSETS
Inventory on consignment	1,625	1,625
Deposits on inventory	57,330	57,330
Advance to employees	8,200	8,200
Right of use asset, net of current portion	20,762	40,962
Deposits on equipment	600,000	600,000
Total other assets	687,917	708,117

TOTAL ASSETS	$1,576,093	$1,456,773

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
APRIL 30, 2021 (UNAUDITED) AND OCTOBER 31, 2020

	April 30, 2021	October 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$210,234	$270,792
Current portion of notes payable	18,628	18,628
Current portion of lease liability	39,853	38,775
Accrued interest expense	17,017	15,747
Due to shareholders	302,200	102,200
Accrued expenses	14,553	14,553
Total current liabilities	602,485	460,695

LONG-TERM LIABILITIES
Long-term portion of notes payable	105,373	107,193
Lease liability, net of current portion	20,762	40,962
Total long-term liabilities	126,135	148,155

TOTAL LIABILITIES	728,620	608,850

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized		—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 32,091,560 and 30,866,560 issued and outstanding	3,211	3,123
Common stock to be issued
Additional paid-in capital	10,733,740	10,574,828
Accumulated deficit	(9,889,478)	(9,730,028)
Total stockholders’ equity	847,473	847,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,576,093	$1,456,773

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED APRIL 30, 2021 AND 2020 (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020

REVENUES - NET	$25,896	$35,808	$65,913	$83,234

OPERATING EXPENSES:
Cost of sales	9,006	15,311	27,641	35,699
Selling, general and administrative expenses	127,943	80,612	209,153	172,157
Total Operating Expenses	136,949	95,923	236,794	207,856

LOSS FROM OPERATIONS	(111,053)	(60,115)	(170,881)	(124,622)

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	—	—	28,823	833
Interest expense	(12,432)	(2,279)	(17,392)	(7,495)
Total other income (expense)	(12,432)	(2,279)	11,431	(6,662)

NET LOSS	$(123,485)	$(62,394)	$(159,450)	$(131,284)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.004)	$(0.002)	$(0.005)	$(0.004)

Weighted Average Number of Common Shares Outstanding	31,704,732	30,746,560	31,654,727	30,500,626

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED APRIL 30, 2021 AND 2020 (UNAUDITED)

	Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	To be Issued	Capital	Deficit	Total

Balance at October 31, 2020	31,211,560	$3,123	$—	$10,574,828	$(9,730,028)	$847,923

Sale of stock	100,000	10	—	24,990	—	25,000
Net loss	—	—	—	—	(35,965)	(35,965)

Balance at January 31, 2021	31,311,560	3,133	—	10,599,818	(9,765,993)	836,958

Sale of stock	780,000	78		133,922		134,000
Net loss	—	—	—	—	(123,485)	(123,485)

Balance at April 30, 2021	32,091,560	$3,211	$—	$10,733,740	$(9,889,478)	$847,473

Balance at October 31, 2019	30,116,560	$3,013	$—	$10,404,438	$(9,568,706)	$838,745

Sale of stock	300,000	30	—	48,970	—	49,000
Net loss	—	—	—	—	(68,890)	(68,890)

Balance at January 31, 2020	30,416,560	3,043	—	10,453,408	(9,637,596)	818,855

Sale of stock	450,000	45	10,000	72,455	—	82,500
Net loss	—	—	—	—	(62,394)	(62,394)

Balance at April 30, 2020	30,866,560	$3,088	$10,000	$10,525,863	$(9,699,990)	$838,961

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED APRIL 30, 2021 AND 2020 (UNAUDITED)

	Six Months Ended April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159,450)	$(131,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	—	(4,550)
Common stock issued for services	64,000	—
Depreciation	16,654	16,654
Amortization of right of use asset	19,122	17,894
(Increase) decrease from changes in:
Accounts receivable	15,134	8,138
Inventory	2,660	1,835
Increase (decrease) from changes in:
Accounts payable	(60,558)	(36,929)
Accrued interest expense	1,270	(3,490)
Accrued expenses	—	1,729
Net cash used in operating activities	(101,168)	(130,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	95,000	131,500
Proceeds from shareholder advances	200,000	68,670
Payments on lease liability	(19,122)	(21,896)
Payments on notes payable	(1,820)	(7,456)
Net cash provided by financing activities	274,058	170,818

Net decrease in cash	172,890	40,815

CASH, BEGINNING OF YEAR	48,009	34,525

CASH, END OF THE PERIOD	$220,899	$75,340

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,300	$7,495

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2021 and 2020 (Unaudited)

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of April 30, 2021, the changes therein for the three and six month periods then ended and the results of operations for the three and six month periods ended April 30, 2021 and 2020.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2020. The results of operations for the three and six month periods ended April 30, 2021 and 2020 are not necessarily indicative of operating results for the full year.

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss of ($159,450) and a negative cash flow from operations of ($165,168 for the six month period ended April 30, 2021. In addition, the Company has an accumulated deficit of ($9,889,478). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.	ACCOUNTS RECEIVABLE

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $5,860 as of the April 30, 2021 and October 31, 2020. Management has applied an allowance on all balances in excess of 90 days.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2021 and 2020 (Unaudited)

NOTE 5.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the selling of its hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory at April 30, 2021 and October 31, 2020 of $75,468. Management has determined that no allowance is currently necessary on their House Wrap Inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $6,300 and $4,400 for the six month periods ended April 30, 2021 and 2020, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2021 and 2020 (Unaudited)

NOTE 9.	COMMON STOCK

During the six month period ended April 30, 2021, the Company issued 880,000 shares of common stock to investors for total proceeds of $159,000. The stock was issued between $0.12 and $0.25 per share.

During the six month period ended April 30, 2020, the Company issued 850,000 shares of common stock to investors for total proceeds of $131,500. The stock was issued between $0.125 and $0.20 per share. Of these shares, 100,000 shares were issued subsequent to April 30, 2020.

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2021 and 2020 (Unaudited)

NOTE 11.	RIGHT OF USE ASSETS (CONTINUED)

As of April 30, 2021, the right of use assets associated with future operating lease is as follows:

Total present value of right of use asset under lease agreement	$150,496

Amortization of right of use asset	(89,881)

Total right of use asset as of April 30, 2021	$60,615

Less current portion due within one year	39,853

Long-term right of use asset	$20,762

Total amortization expense related to the right of use assets under the verbal lease agreement was $19,122 and $17,894 for the six month periods ended April 30, 2021 and 2020, respectively.

Future amortization of the right of use asset as of April 30, 2021 is as follows:

2021	$39,853
2022	20,762
Right of use asset	$60,615

NOTE 12.	RIGHT OF USE LEASE LIABILITY

As disclosed in Note 11, the Company entered into a verbal lease for office space prior to the quarter ended April 30, 2021 that is classified as a right of use asset and lease liability.

As of April 30, 2021, the lease liability associated with future payments due under the verbal lease is as follows:

Total future minimum lease payments	$115,500

Less present value discount	54,885

Total right of use lease liability as of April 30, 2021	60,615

Less current portion due within one year	39,853

Long-term right of use liability	$20,762

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2021 and 2020 (Unaudited)

Total maturities of lease liability as of April 30, 2021 are as follows:

	Total future minimum lease payments	Present value discount	Right of use lease liability

2021	$42,000	$2,147	$39,853
2022	21,000	238	20,762

	$63,000	$2,385	$60,615

NOTE 13.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the six month periods ended April 30, 2021 and 2020:

	2021	2020

Revenues:
Apparel	$49,163	$46,368
House Wrap	16,750	36,866
Total Revenues	$65,913	$83,234

Assets:
Apparel	$135,860	$460,916
House Wrap	1,440,233	1,108,437
Total	$1,576,093	$1,569,353

Depreciation:
Apparel	$4,744	$4,744
House Wrap	11,910	11,910
Total	$16,654	$16,654

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2021 and 2020 (Unaudited)

NOTE 14.	LEGAL PROCEEDINGS

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

In June 2021, the Company’s PPP Loan was forgiven by the Small Business Administration. The Company will recognized $33,652 in income from the forgiveness of debt at this time.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Completing the development, design and prototypes of our products,
●	Obtaining retail stores or sales agents to offer and sell our products,
●	Developing our website to sell more of our products.

Results of Operations

Comparison of the Three Month Period Ended April 30, 2021 with the Three Month Period Ended April 30, 2020.

The following table shows a comparison of the results of operations between the three month periods ended April 30, 2021 and April 30, 2020:

	Three Month		Three Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2021	Sales	2020	Sales	(Decrease)	% Change

REVENUE - NET	$25,896	100%	$35,808	100%	$(9,912)	-28%

OPERATING EXPENSES
Cost of sales	9,006	35%	15,311	43%	(6,305)	-41%
Selling, general and administrative expenses	119,616	462%	72,285	202%	47,331	65%
	128,622	497%	87,596	245%	41,026	47%

Loss from operations	(102,726)	-397%	(51,788)	-145%	(50,938)	98%

Other income (expense)	—	0%	—	0%	—	0%
Other Expense
Interest expense	(12,432)	-48%	(2,279)	-6%	(10,153)	446%
Depreciation expense	(8,327)	-32%	(8,327)	-23%	—	0%

Net Loss	$(123,485)	-477%	$(62,394)	-174%	$(61,091)	98%

Revenues for the three month period ended April 30, 2021 were $25,896 compared to revenues of $35,808 for the three month period ended April 30, 2020. The decrease in revenue is attributable to a decrease in sales of house wrap of approximately $19,000 while apparel sales were up approximately $9,100. See Note 10 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales.

Our selling, general and administrative expenses were $119,616 for the three months ended April 30, 2021 compared to $72,285 for the three month period ended April 30, 2020. Professional fees for the period ended April 30, 2021 were $28,942 compared to $17,584 for the three month period ended April 30, 2020. The majority of our professional fees related to the legal fees incurred in connection to the FTC matter. We expect our professional fees to decrease going forward.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Six Month Period Ended April 30, 2021 with the Six Month Period Ended April 30, 2020.

	Six Month		Six Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2021	Sales	2020	Sales	(Decrease)	% Change

REVENUE - NET	$65,913	100%	$83,234	100%	$(17,321)	-21%

OPERATING EXPENSES
Cost of sales	27,641	42%	35,699	43%	(8,058)	-23%
Selling, general and administrative expenses	192,499	292%	155,503	187%	36,996	24%
	220,140	334%	191,202	230%	28,938	15%

Loss from operations	(154,227)	-234%	(107,968)	-130%	(46,259)	-43%

Other income (expense)	28,823	44%	833	1%	27,990	3360%
Other Expense
Interest expense	(17,392)	-26%	(7,495)	-9%	(9,897)	-132%
Depreciation expense	(16,654)	-25%	(16,654)	-20%	—	0%

Net Loss	$(159,450)	-242%	$(131,284)	-158%	$(28,166)	-21%

Revenues for the six month period ended April 30, 2021 were $65,913 compared to revenues of $83,234 for the six month period ended April 30, 2020. The decrease in revenue is attributable a decrease in our apparel products revenue, $33,937 for the period compared to $ 43,661 for the three month period ended January 31, 2020. The decrease in revenue for our apparel products is as result of the warmer weather for our cold weather products. HouseWrap sales were $6,080 for the period compared to $3,765 in sales for the period ended January 31, 2020. We believe our HouseWrap sales continue to be adversely affected by the COVID pandemic as many contractors could not access other building materials on account of supply chain bottlenecks. See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales.

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

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the three month period ended April 30 , 2021, we funded our operations from revenues from sales, and the sale of our common stock totaling $70,000..

Subsequent to the period on May 6, 2021, we issued a one year convertible promissory note in the principle amount of $50,000 with a 8% interest rate. The note is convertible at $.50 per share.

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

INNOVATIVE DESIGNS, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Part II Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

ITEM 3. Defaults upon Senior Securities

None

Item 4 Mine Safety Disclosures

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended April 30, 2021, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions.

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

Innovative Designs, Inc.
Registrant

Date: September 22, 2021	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer