Form 10-Q
period 2021-07-31
INNOVATIVE DESIGNS INC
filed 2021-09-27
CIK 1190370

A UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2021

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

As of September 23, 2021, there were 32,741,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2021

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
JULY 31, 2021 (UNAUDITED) AND OCTOBER 31, 2020

	July 31, 2021	October 31, 2020
ASSETS
CURRENT ASSETS
Cash	$326,932	$48,009
Accounts receivable - net of allowance for doubtful accounts of $5,860	3,056	19,900
Inventory - net of obsolete inventory reserve of $75,468	550,964	576,785
Current portion of right of use asset	40,404	38,775
Total current assets	921,356	683,469

PROPERTY AND EQUIPMENT - NET	40,206	65,187

OTHER ASSETS
Inventory on consignment	1,625	1,625
Deposits on inventory	57,330	57,330
Advance to employees	8,200	8,200
Right of use asset, net of current portion	10,452	40,962
Deposits on equipment	600,000	600,000
Total other assets	677,607	708,117

TOTAL ASSETS	$1,639,169	$1,456,773

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
JULY 31, 2021 (UNAUDITED) AND OCTOBER 31, 2020

	July 31, 2021	October 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$202,257	$270,792
Current portion of notes payable	18,628	18,628
Unearned revenue	2,000	—
Current portion of lease liability	40,404	38,775
Accrued interest expense	4,327	15,747
Due to shareholders	352,200	102,200
Accrued expenses	14,553	14,553
Total current liabilities	634,369	460,695

LONG-TERM LIABILITIES
Long-term portion of notes payable	71,722	107,193
Lease liability, net of current portion	10,452	40,962
Total long-term liabilities	82,174	148,155

TOTAL LIABILITIES	716,543	608,850

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized		—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 32,341,560 and 31,211,560 issued and outstanding	3,236	3,123
Common stock to be issued
Additional paid-in capital	10,795,715	10,574,828
Accumulated deficit	(9,876,325)	(9,730,028)
Total stockholders’ equity	922,626	847,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,639,169	$1,456,773

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JULY 31, 2021 AND 2020 (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020

REVENUES - NET	$110,475	$90,814	$176,388	$174,048

OPERATING EXPENSES:
Cost of sales	50,712	42,965	78,352	78,664
Selling, general and administrative expenses	66,845	99,681	275,998	271,838
Total Operating Expenses	117,557	142,646	354,350	350,502

LOSS FROM OPERATIONS	(7,082)	(51,832)	(177,962)	(176,454)

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	33,652	—	62,475	833
Interest expense	(13,417)	(2,173)	(30,810)	(9,668)
Total other income (expense)	20,235	(2,173)	31,665	(8,835)

NET INCOME (LOSS)	$13,153	$(54,005)	$(146,297)	$(185,289)

PER SHARE INFORMATION-UNDILUTED
Net Income (Loss) Per Common Share	$0.000	$(0.002)	$(0.005)	$(0.006)

Weighted Average Number of Common Shares Outstanding	32,216,560	31,054,060	31,776,560	30,686,451

PER SHARE INFORMATION-FULLY DILUTED
Net Income (Loss) Per Common Share	$0.000	$(0.002)	$(0.005)	$(0.006)

Weighted Average Number of Common Shares Outstanding	32,229,060	31,054,060	31,789,060	30,686,451

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED JULY 31, 2021 AND 2020 (UNAUDITED)

	Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	To be Issued	Capital	Deficit	Total

Balance at October 31, 2020	31,211,560	$3,123	—	$10,574,828	$(9,730,028)	$847,923

Sale of stock	100,000	10	—	24,990	—	25,000
Net loss	—	—	—	—	(35,965)	(35,965)

Balance at January 31, 2021	31,311,560	3,133	—	10,599,818	(9,765,993)	836,958

Sale of stock	780,000	78		133,922		134,000
Net loss	—	—	—	—	(123,485)	(123,485)

Balance at April 30, 2021	32,091,560	3,211	—	10,733,740	(9,889,478)	847,473

Sale of stock	250,000	25		61,975		62,000
Net income	—	—	—	—	13,153	13,153

Balance at July 31, 2021	32,341,560	$3,236	$—	$10,795,715	$(9,876,325)	$922,626

Balance at October 31, 2019	30,116,560	$3,013	$—	$10,404,438	$(9,568,706)	$838,745

Sale of stock	300,000	30	—	48,970	—	49,000
Net loss	—	—	—	—	(68,890)	(68,890)

Balance at January 31, 2020	30,416,560	3,043	—	10,453,408	(9,637,596)	818,855

Sale of stock	450,000	45	10,000	72,455	—	82,500
Net loss	—	—	—	—	(62,394)	(62,394)

Balance at April 30, 2020	30,866,560	3,088	10,000	10,525,863	(9,699,990)	838,961

Sale of stock	250,000	25	(10,000)	36,975	—	27,000
Net loss	—	—	—	—	(54,005)	(54,005)

Balance at July 31, 2020	31,116,560	3,113	—	10,562,838	(9,753,995)	811,956

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED JULY 31, 2021 AND 2020 (UNAUDITED)

	Nine Months Ended July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(146,297)	$(185,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	—	(4,549)
Common stock issued for services	66,000	—
Depreciation	24,981	24,981
Amortization of right of use asset	28,881	26,841
(Increase) decrease from changes in:
Accounts receivable	16,844	5,780
Inventory	25,821	15,493
Increase (decrease) from changes in:
Accounts payable	(68,534)	(30,094)
Unearned revenue	2,000	—
Accrued interest expense	(11,420)	(3,490)
Accrued expenses	—	3,637
Net cash used in operating activities	(61,724)	(146,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	155,000	158,500
Proceeds (forgivness) from loans	(33,652)	33,652
Proceeds from shareholder advances	250,000	57,984
Payments on lease liability	(28,881)	(30,843)
Payments on notes payable	(1,820)	(7,456)
Net cash provided by financing activities	340,647	211,837

Net increase in cash	278,923	65,147

CASH, BEGINNING OF YEAR	48,009	34,525

CASH, END OF THE PERIOD	$326,932	$99,672

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,100	$9,668

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2021 and 2020 (Unaudited)

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of July 31, 2021, the changes therein for the three and nine month periods then ended and the results of operations for the three and nine month periods ended July 31, 2021 and 2020.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2020. The results of operations for the three and nine month periods ended July 31, 2021 and 2020 are not necessarily indicative of operating results for the full year.

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss of ($146,297) and a negative cash flow from operations of ($61,724) for the nine month period ended July 31, 2021. In addition, the Company has an accumulated deficit of ($9,876,325). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.	ACCOUNTS RECEIVABLE

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $5,860 as of the July 31, 2021 and October 31, 2020. Management has applied an allowance on all balances in excess of 90 days.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2021 and 2020 (Unaudited)

NOTE 5.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the selling of its hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory at July 31, 2021 and October 31, 2020 of $75,468. Management has determined that no allowance is currently necessary on their House Wrap Inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

NOTE 6.	EARNINGS PER SHARE

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260 “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. As described in Note 15, the Company has issued a convertible promissory note on May 6, 2021, therefore, fully diluted shares are presented in the Condensed Statements of income.

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $6,400 and $4,400 for the nine month periods ended July 31, 2021 and 2020, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2021 and 2020 (Unaudited)

NOTE 9.	COMMON STOCK

During the nine month period ended July 31, 2021, the Company issued 1,130,000 shares of common stock to investors for total proceeds of $221,000. The stock was issued between $0.12 and $0.25 per share.

During the nine month period ended July 31, 2020, the Company issued 1,000,000 shares of common stock to investors for total proceeds of $158,500. The stock was issued between $0.10 and $0.20 per share.

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2021 and 2020 (Unaudited)

NOTE 11.	RIGHT OF USE ASSETS (CONTINUED)

As of July 31, 2021, the right of use assets associated with future operating lease is as follows:

Total present value of right of use asset under lease agreement	$150,496

Amortization of right of use asset	(99,640)

Total right of use asset as of July 31, 2021	$50,856

Less current portion due within one year	40,404

Long-term right of use asset	$10,452

Total amortization expense related to the right of use assets under the verbal lease agreement was $28,881 and $26,841 for the nine month periods ended July 31, 2021 and 2020, respectively.

Future amortization of the right of use asset as of July 31, 2021 is as follows:

2021	$40,404
2022	10,452
Right of use assets	$50,856

NOTE 12.	RIGHT OF USE LEASE LIABILITY

As disclosed in Note 11, the Company entered into a verbal lease for office space prior to the quarter ended July 31, 2021 that is classified as a right of use asset and lease liability.

As of July 31, 2021, the lease liability associated with future payments due under the verbal lease is as follows:

Total future minimum lease payments	$115,500

Less present value discount	64,644

Total right of use lease liability as of April 30, 2021	50,856

Less current portion due within one year	40,404

Long-term right of use liability	$10,452

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2021 and 2020 (Unaudited)

Total maturities of lease liability as of July 31, 2021 are as follows:

	Total future minimum lease payments	Present value discount	Right of use lease liability

2021	$42,000	$1,596	$40,404
2022	10,500	48	10,452

	$52,500	$1,644	$50,856

NOTE 13.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the nine month periods ended July 31, 2021 and 2020:

	2021	2020

Revenues:
Apparel	$49,675	$52,396
House Wrap	126,713	121,652
Total Revenues	$176,388	$174,048

Assets:
Apparel	$135,542	$454,286
House Wrap	1,503,627	1,110,825
Total	$1,639,169	$1,565,111

Depreciation:
Apparel	$7,116	$7,116
House Wrap	17,865	17,865
Total	$24,981	$24,981

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2021 and 2020 (Unaudited)

NOTE 14.	LEGAL PROCEEDINGS

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

NOTE 15.	CONVERTIBLE PROMMISORY NOTE

On May 6, 2021, the Company issued a convertible promissory note in the principal amount of $50,000. The term of the note is one year. The interest rate is 8% per year. The principal amount of the note and any accrued but unpaid interest may be converted at any time into shares of the Company’s Common Stock on the basis of one share of Common Stock for each $0.50 in principal amount and any accrued but unpaid interest. The note is subject to adjustment in order to prevent dilution in the event the Company should subdivide or combine its Common Stock. The Company, at its option, may prepay the note in whole or in part upon 15 days written notice.

NOTE 16.	SUBSEQUENT EVENTS

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Completing the development, design and prototypes of our products,
●	Obtaining retail stores or sales agents to offer and sell our products,
●	Developing our website to sell more of our products.

Results of Operations

Comparison of the Three Month Period Ended July 31, 2021 with the Three Month Period Ended July 31, 2020.

The following table shows a comparison of the results of operations between the three month periods ended July 31, 2021 and July 31, 2020:

	Three Month Period Ended July 31, 2021	% of Sales	Three Month Period Ended July 31, 2020	% of Sales	Increase (Decrease)	% Change

REVENUE - NET	$110,475	100%	$90,814	100%	$19,661	22%

OPERATING EXPENSES
Cost of sales	50,712	46%	42,965	47%	7,747	18%
Selling, general and administrative expenses	58,518	53%	91,354	101%	(32,836)	-36%
	109,230	99%	134,319	148%	(25,089)	-19%

Loss from operations	1,245	1%	(43,505)	-48%	44,750	-103%

Other income (expense)	33,652	30%	—	0%	33,652	0%
Other Expense
Interest expense	(13,417)	-12%	(2,173)	-2%	(11,244)	517%
Depreciation expense	(8,327)	-8%	(8,327)	-9%	—	0%

Net Income	$13,153	12%	$(54,005)	-59%	$67,158	-124%

Revenues for the three month period ended July 31, 2021 were $110,475 compared to revenues of $90,814 for the three month period ended April 30, 2020. The increase in revenue is attributable to an increase in our HouseWrap product sale. Substantially all of our revenue for the period was HouseWrap sale. In warmer months we sell less of our clod weather apparel products. See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales. .

Our selling, general and administrative expenses were $58,519 for the three months ended July 31, 2021 compared to $91,354 for the three month period ended July 31, 2020. Professional fees for the period ended July 31, 2021, were $12,930 compared to $14,390 for the three month period ended July 31, 2020. The majority of our professional fees related to the legal fees incurred in connection to the FTC matter. We expect our professional fees to decrease going forward.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Nine Month Period Ended July 31, 2021 with the Nine Month Period Ended July 31, 2020.

	Nine Month Period Ended July 31, 2021	% of Sales	Nine Month Period Ended July 31, 2020	% of Sales	Increase (Decrease)	% Change

REVENUE - NET	$176,388	100%	$174,048	100%	$2,340	1%

OPERATING EXPENSES
Cost of sales	78,352	44%	78,664	45%	(312)	0%
Selling, general and administrative expenses	251,017	142%	246,857	142%	4,160	2%
	329,369	187%	325,521	187%	3,848	1%

Loss from operations	(152,981)	-87%	(151,473)	-87%	(1,508)	1%

Other income (expense)	62,475	35%	833	0%	61,642	7400%
Other Expense
Interest expense	(30,810)	-17%	(9,668)	-6%	(21,142)	219%
Depreciation expense	(24,981)	-14%	(24,981)	-14%	—	0%

Net Loss	$(146,297)	-83%	$(185,289)	-106%	$38,992	-21%

Revenues for the nine month period ended July 31, 2021 were $176,388 compared to revenues of $174,048 for the nine month period ended July 31, 2020. The increase in revenue is attributable to HouseWrap sales. HousWrap sales for the nine month period ended July 31, 2021 was $126,713. Compared to sales of $121,652 for the comparable period ended July 31, 2020. We believe our HouseWrap sales continue to be adversely affected by the COVID pandemic as many contractors could not access other building materials on account of supply chain bottlenecks. See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales.

Our selling, general and administrative expenses were $251,017 for the nine month period ended July 31, 2021 compared to $246,857 7for the nine month period ended July 31, 2020. Professional fees for the nine month period ended July 31, 2021 were $37,485 compared to $21,050 for the nine month period ended July 31, 2020. The majority of our professional fees relate to the legal fees incurred in connection to the FTC matter. We expect our professional fees to decrease going forward.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the three month period ended July 31, 2021, we funded our operations from revenues from sales, and the sale of our common stock totaling $60,000.

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

INNOVATIVE DESIGNS, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Part II Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

ITEM 3. Defaults upon Senior Securities

None

Item 4 Mine Safety Disclosures

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the three month period ended July 31, 2021, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions.

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

Innovative Designs, Inc.
Registrant

Date: September 24, 2021	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer