Form 10-K
period 2021-10-31
INNOVATIVE DESIGNS INC
filed 2022-02-15
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934. For the fiscal year ended October 31, 2021

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934. For the Transition period from _______ to ________.

Commission file number: 000-51791

Innovative Designs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0465528
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

124 Cherry Street	15223
Pittsburgh, Pennsylvania (Address of Principal Executive Offices)	(Zip Code)

(412) 799-0350

(Registrant’s telephone number including area code)

Securities to be registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $ 225,601.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,912,427. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant’s common stock outstanding on February 8, 2022, was 34,245,560.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ITEM 1.	DESCRIPTION OF BUSINESS.

The Company was incorporated in the State of Delaware on June 25, 2002. We operate in two separate business segments: cold weather clothing and a house wrap for the building construction industry. Both of our segment lines use products made from Insultex, which is a low-density foamed polyethylene with buoyancy, scent block, and thermal resistant properties. We have a license agreement directly with the owner of the Insultex technology. In December 2015, we took delivery of equipment capable of producing Insultex. Given the time and cost of bringing the equipment into production mode and our current financial condition until we are able to begin manufacturing Insultex, we will continue to operate under the license agreement for the manufacture of Insultex used in our products.

Other companies are free to purchase Insultex from us assuming that it is a company within the distribution jurisdiction that we have, which is worldwide with the exception of Korea and Japan. Other than Korea and Japan, we are the sole worldwide supplier/distributor of the Insultex material.

We offer the following products containing Insultex:

●	House Wrap: Our house wrap product is designed for the home building construction industry. This product, made from Insultex provides barrier protection plus moisture vapor transmission and approximately R-3 and R-6 value insulation. It is a multi-ply weatherization membrane that provides a protective layer under a building’s outer covering that resists water and air infiltration, preventing mold and mildew buildup that could cause structural rotting. What differentiates Insultex from its competition is the fact that it offers an R-Value, the term used to measure thermal resistance, and is most commonly used when referring to the insulating qualities of a building structure, thus increasing energy efficiency. We are currently working on developing a House Wrap product line for the commercial building construction industry.

●	In December 2016, we temporarily suspended any advertising of our House Wrap product line. We took this action as a result of a lawsuit brought by the Federal Trade Commission (‘FTC”). On September 24, 2020, a judgment was entered in favor of the Company against the FTC as to all claims by the FTC. The judgment was upheld on appeal by the FTC on July 22, 2021. In March of 2021, we resumed advertising for our House Wrap products. We also sell a tape that is designed to be used with the House Wrap.

●	Floating Swimwear: Product under our product name “Swimeez”. Our swimwear is designed to be a swim aid. The interior lining of our swimwear product is made from INSULTEX, which enhances floatability. This product was discontinued during 2010 and we are only selling from our existing inventory.

●	Hunting Apparel Line: Our hunting apparel provides almost total block from odors provided by the INSULTEX material. This product was discontinued during 2010 and we are only selling from our existing inventory.

●	Arctic Armor Line: The Arctic Armor line, introduced in April of 2006, consists of a jacket, bib and gloves. The suit contains 3 layers of INSULTEX for uncompromised warmth and provides the user with guaranteed buoyancy. The gloves contain a single layer of INSULTEX and are windproof, waterproof and good to sub-zero temperatures as are the jacket and bibs. We are currently only selling from our existing inventory.

●	Insultex Material: We sell Insultex material in bulk to non-competing customers.

We also offer a product that helps restore the waterproof character of the outer side of our Arctic Armor clothing. In addition, we offer cold weather headgear and a base insulation clothing product.

Our apparel products containing Insultex are manufactured, under agreement, at a facility we currently utilize in Indonesia. We assumed no material costs associated with the design, prototyping, and testing of these products because: (a) we did not utilize the services of any outside consultant or company for these purposes and (b) although we used the services of our Chief Executive Officer and Vice President of Sales and Marketing for these purposes, their efforts are part of their normal responsibilities. Our Inultex House Wrap product is manufactured in the United States through third-party manufacturers.

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

COLD WEATHER CLOTHING PRODUCTS

Arctic Armor Line

Our Arctic Armor line products are intended for use by the following consumer groups that are in the Company’s target market for these products: We are currently only selling these products form our existing inventory.

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

During our last fiscal year, two customers accounted for more than ten percent of our cold weather clothing products sales, Pro Fishing Supplies (43.1%) and Canadian Tire Corporation Limited (23.4%).

HOUSE WRAP

House Wrap

In early January 2008, we announced that we had completed our research and development effort on a new use for Insultex as a house wrap for the home building construction industry. This house wrap provides barrier protection plus moisture vapor transmission and the feature of approximately R-3 and R-6 value insulation. The Insultex House Wrap was designed to specifically add enhanced insulating characteristics. In addition, the House Wrap is priced competitively with existing house wraps that do not provide any insulation. The development efforts were conducted by our own personnel and an outside consultant. In December 2016, we temporarily suspended any advertising for our House Wrap product line as we were in litigation with the Federal Trade Commission (“FTC”). The matter has concluded as to the matters set forth in the FTC complaint and in March 2021, we resumed advertising for our House Wrap products.

Insultex House Wrap

During our last fiscal year one customers accounted for more than ten percent of our total sales of our House Wrap product, A-Team Building Supplies, LLC (60.2%).

Competition

Many companies offer a type of house wrap some with insulating properties. These companies have large operations and are well financed. Some of the larger companies are DuPont, and Kimberly Clark. The Company expects to face intense competition with others who have much greater resources in the building construction supply industry.

Our marketing program consists of the following:

MARKETING COMPONENT

Website Development and Internet Marketing

We contract with marketing consultants to:

(a) increase visitation to our website.

(b) link with other established websites.

(c) issue press releases to on-line publications.

(d) conduct banner advertising.

(e) develop arrangements with online retailers that purchase our products on a wholesale basis.

Sales Representatives

Our Vice President of sales and marketing works to:

(a)	sell our merchandise to retail chain stores.

(b)	initiate relationships with local and national recreational organizations; and

(c)	provide support to our distributor representatives

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

Any apparel inventory we maintain is stored at our warehousing facility. Our warehouse facility has the capacity to hold 250,000 units of finished products in inventory. Our House Wrap inventory is stored in our facility and in the facility that manufactures it.

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

In May 2016, our Chief Executive Officer and a consultant to the Compliant filed a patent application relating to Inseltex entitled “Process for Forming Closed Cell Expanded Low Density Polyethylene Foam and Products Formed Thereby”.

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

We are not aware of any governmental regulations that will affect the Internet aspects of our business. However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies’ conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations, and financial condition.

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

We currently have a total of two full time employees. We hire part-time personnel as needed.

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

Lack of Sufficient Operating Funds-Going Concern

Our independent registered public accounting firm for the fiscal year ended October 31, 2021, has included an explanatory paragraph in their opinion that accompanies our audited financial statements for the fiscal year ended October 31, 2021, indicating that as a result of the Company having had net losses and negative cash flows and an accumulated deficit there is substantial doubt about the Company’s ability to continue as a going concern. Because we are not able to generate sufficient funds from sales and because we are unable to access commercial sources of credit, we are consistently underfunded. As a result, our growth is very limited, and we have difficulty in sustaining our current level of operations. We are not able to initiate adequate marketing programs, hire additional staff, develop new products or have flexibility in ordering Insultex from our manufacturer. Additionally, we must replace our quality control testing equipment for our House Wrap product line and we currently do not have the funds to do so. In the past, we have depended on borrowings from our CEO and other private parties, primarily stockholders in the private sale of our common stock or debt. Should we not be able to continue to rely on these sources of funding and increase our revenue stream to at least meet our current level of operations and to purchase new testing equipment the ability of the Company to continue as a going concern will be adversely affected.

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

Some of our biggest competitors for our House Wrap product line are;

●	Dupont
●	Kimberly Clark.

Some of our biggest competitors in the Arctic Armor™ line are:

●	Ice Clam Corporation
●	Vexilar
●	Mustang Survival
●	Frabill
●	Stryker

We compete in the following ways:

A.	Emphasize the Advantages of our Products.

Arctic Armor Line

We emphasize the following characteristics and advantages of our Arctic Armor line products:

●	light weight
●	waterproof
●	windproof
●	sub-zero protection
●	buoyancy

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

HOUSE WRAP

Our House Wrap product

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

The Company has only one supplier of Insultex, the special material which is manufactured within the apparel of our cold weather products and our House Wrap product. Additionally, we have one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. Currently, we are only selling apparel from our inventory. Any delays in getting Insultex will adversely affect our revenue stream. Once we have our own equipment operating, we will be able to produce Insultex. We intend to use such Insultex for our House Wrap product.at the present time.

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

In November 2021, in connection with the FTC litigation, the Company filed an application for attorney fees, expenses and cost in the U.S. District court for the western District pf Pennsylvania, Case No.2:16-cv-01669-NBF. The Company is seeking from the FTC all attorney’s fees, expenses and costs the Company incurred and/or will incur in connection with the litigation. The matter is proceeding to mediation.

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

FY 2021	Low	High
Fourth Quarter	$0.11	0..40
Third Quarter	$0.17	0.37
Second Quarter	$0.22	0.46
First Quarter	$0.21	0.50

FY 2020	Low	High
Fourth Quarter	$0.21	0.65
Third Quarter	$0.19	0.37
Second Quarter	$0.15	0.51
First Quarter	$0.18	0.35

On February 8, 2021, the closing bid price was $0.34.

The source of the above data is www.yahoofinance.com.

Holders

As of February 8, 2021, we had 247 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding.

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

Recent Sales of Unregistered Securities.

See Part II I Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

On December 30, 2020, the Company issued 100,000 shares of its common stock to a consultant for services valued at $25,000.

In March 2021, the Company commenced a private placement of a unit offering. Each unit consists of one share of Common Stock priced at $.25 and one Common Stock Purchase Warrant. The Warrant is for a term of two years. The Warrant exercise price is $.25 per warrant. The cost of a unit is $.25.

On March 17, 2021, the Company issued 50,00 shares of its Common stock to a consultant for services. The stock was valued at $.20 per share.

On March 17, 2021, the Company sold 60,000 units to one individual.

On March 25, 2021, the Company sold 40,000 units to one individual.

On April 28, 2021, the Company sold 40,000 units,60,00 units and 40,000 units to two individuals and a trust.

On May 4, 2021, the Company issued 40,000 units to one individual

On May 20,2021, the Company issued 10,000 shares of Common stock to a consultant for services. The stock was valued at $.20 per share. It also sold 60,000 units and 40,000 units to two individuals.

On June 8, 2021, the Company sold 40,00 units,40,000 units 40,000 units and 20,000 units to six individuals.

On August 25, 2021, the Company issued 15,00 shares each of Common stock to two individuals for services. The stock was valued at $.25 per share

On August 25, 2021, the Company issued 20,000 units, 40,000 units, 40,000 units and 20,000 units, 15,00 units and 15,000 units to to four individuals.

On August 26, 2021, the Company issued 20,000 units, 20,000 units, 20,000 units and 40,000 units to four individuals.

On August 27, 2021, the company issued 40,000 units each to three individuals and one trust account.

On August 30, 2021, the Company sold 40,00 units to one individual and 20,000 units each to three individuals.

On September 9, 2021, the Company issued 40,000 units to one individual.

On September 9, 2021, the company issued 20,000 shares of common Stock to a consultant for services. The stock was valued at $.25 per share.

On September 20, 2021, the Company issued 20,000 shares of Common stock to a consultant for services. The stock was valued at $.25 per share. The Company also sold 8,000 units to one individual.

On September 24, 2021, the Company sold 4,000 unit each to four individuals and 40,000 units to one individual.

On September 25, 2021, the Company sold 20,000 units to one individual.

On September 27, the Company sold 20,000 units and 10,000 units to two individuals.

On September 28, 2021, the Company issued 20,000 units each to two individuals and one trust account and 10,000 units to one individual.

On September 30, the Company sold 20,000 units to one individual.

On October 1, 2021, the Company sold 40,000 units and 20,000 units to two individuals.

On October 4, 2021, the Company issued 20,000 units, 40,000 units, 8,000 units,4,000 units and 4,000 units to five individuals.

On October 12, 2021, the Company issued 20,00 units each to two individuals and 4,000 units each to two individuals.

On October 18, 2021, the Company issued 90,000 shares of its Common Stock to a consultant for services valued at $22,500.

Subsequent to the period the Company issued the following.

On January 12, 2022, four individuals exercised common stock purchase warrant for a total of 300,000 shares of our Common Stock.

On January 25, 2022, we issued 40,000 units to one individual and issued 50,000 shares to a consultant for services.

On February 1, 2022, the Company issued 50,000 shares each to three individuals in recognition of their services, two employees, and one for professions services and 25,00 shares to two directors and 300,000 shares to our CEO and Chairman of the Board of Directors in recognition of their services. The stock was valued at $25.per share.

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

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes,” “expects,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, and our overall business plan. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected we believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligations to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Background

Innovative Designs, Inc. (hereafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell cold weather clothing products called “Arctic Armor” that are, except for our headwear, made from Insultex, a material with buoyancy, scent block and thermal resistant properties. We offer our House Wrap product line which is also made from Insultex. We obtain Insultex for our cold weather clothing products through a license agreement with the owner and manufacturer of the material. In December 2015, we took delivery of equipment capable of producing our own Insultex We are currently seeking a facility where the equipment can be installed. We intend to use the Insultex from this equipment in the production of our House Wrap product and for the sale of Insultex to others.

Results of Operations

Comparison of the fiscal year ended October 31, 2020, with the fiscal year ended October 31, 2019.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2021 and October 31, 2020:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October 31,	% of	October 31,	% of	Increase	%
	2021	Sales	2020	Sales	(Decrease)	Change

REVENUE	$225,601	100.00%	$202,253	100.00%	$23,348	11.54%

OPERATING EXPENSES
Cost of sales	96,728	43%	131,280	65%	(34,552)	26.32%
Selling, general and administrative expenses	411,728	182.50%	341,231	168.71%	70,485	20%

Loss from operations	(282,843)	125.3%	(270,159)	133.57%	(12,684)	4.48%

OTHER INCOME/(EXPENSE)
Other income (expense)	33,652	15%	(833)	0%	32,819	5%
Interest expense	(49,112)	21.77%	(11,417)	5.56%	37,695	76.75%
Loss on disposal of equipment	(24,429)	11%	—	0%	(24,429)	100%

Net loss	$(322,732)	143.05%	$(280,743	138.82%	$41,989	15%

Weighted average common shares outstanding	32,263,560		30,380,276

Loss per common share	$(0.01)		$(0.01)

Results of Operations

Revenues for the fiscal year ended October 31, 2021, were $ 225,601 compared to revenues of $202,253 for the comparable period ending October 31, 2020. House Wrap product revenue totaled $ 169,375 for the period compared to $131,285 for fiscal year ended October 31, 2020. Nearly all of the remaining revenues were derived from our Arctic Armor and related product lines which totaled $56,226 for the period compared to revenues of $70,968 for the fiscal year ended October 31, 2020. Revenues are net of returns and discounts. We continue to work on rebuilding our House Wrap product line brand after doing no advertising during the time of the FTC litigation, November 2016 to July 2021, and the effect of the litigation on our products acceptance, in both segments of our business, in the marketplace. We estimate that approximately sixty percent of our cold weather apparel products are sold to outdoor sportsmen, primarily those engaged in ice fishing.

Selling, general and administrative expense increased from $341,132 in fiscal year 2020, to $411,716 in the fiscal year ending October 31, 2021. This increase reflects, in part, an increase in compensation expense as a result rehiring two employees who had been furloughed in 2019, and a increase in professional fees from $ 71,183 in fiscal year 2020, to $86,470 for fiscal year 2020. The majority of these fess are related to the FTC matter.

Our cost of sales decreased from $131,280 as of October 31, 2020, to $96,728 as of October 31, 2021.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2021, we funded our operations from revenues, loans and private sales of our common stock. During the period , we received $50,000 from the issuance of a convertible promissory note and $333,5000 from the proceeds of the sale of our Common Stock.We will continue to fund our operations from these sources until we are able to produce sales sufficient to cover our cost structure or to secure commercial lending arrangements.

On July 12, 2015, the Company reached an agreement with Ketut Jaya to purchase machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2016, the Company has made payments of $600,000. In addition to the final payments, the Company will have to have the equipment and machines installed and ensure that the machine can be operated in compliance with environmental regulations. The Company has not made an estimate of the costs required for bringing the machine into compliance, but it is considered to be substantial. Given the expected time and cost of bringing the equipment into production mode and our current financial condition we are unable to estimate when we will be able to do so.

We also must purchase new quality control testing equipment for our House Wrap product line which we estimate will cost approximately $100,000. However, we have not as yest received a quote from the vendor. Once the equipment is built it will have to go through a certification process.

Short Term: We funded our operations with revenues from sales, private sales of our common stock and from loans from our stockholders. We could not access commercial lines of credit during our last fiscal year.

The Company intends to repay these debt obligations with funds it generates from revenues, from the possible sale of its securities either debt or equity, from advances from our stockholders or others. Because we cannot currently access commercial lending facilities, should we not be able to continue to obtain funding from these sources should our revenues decrease, our operations would be severely affected as we would not be able to fund our purchase orders to our suppliers for finished goods. The Company continues to pay its creditors when payments are due.

Long Term: The Company will continue to fund operations from revenues, borrowings and the possible sale of its securities. Should we not be able to continue to rely on these sources our operations would be severely affected as we would not be able to fund our purchase orders to our suppliers for finished goods.

Subsequent to the period in January 2022, the Company received $51,000 from the exercise of warrants and $10,000 from the sale of units consisting of shares of common stock and common stock purchase warrants

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a smaller reporting company under SEC Regulation, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the

Board of Directors of Innovative Designs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Innovative Designs, Inc. (the Company) as of October 31, 2021, the related statements of operations, changes in stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Prior Period Restatement

The financial statements of the Company for the year ended October 31, 2020, before they were restated for the matters discussed in Note 16, were audited by other auditors whose report dated August 4, 2021, expressed an unqualified opinion on those statements.

As discussed in Note 16 to the financial statements, the Company discontinued its operations [Insert appropriate description of discontinued operations] during the year. We audited the adjustments described in Note 16 that were applied to restate the 2020 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that that Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses and negative cash flows from operations for the year ended October 31, 2021 and an accumulated deficit at October 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these financial statements. Management’s plans are described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

400 Old Forge Lane	Phone: 610-713-8208
Suite 401	Fax: 610-807-0370
Kennett Square, PA 19348-1914	www.rwgroupllc.com

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description

The Company’s recognition of revenue involves the evaluation against five criteria described by generally accepted accounting principles. With regards to the Company’s transaction classes the primary criteria is the satisfaction of their performance obligations.

How the Critical Audit Matter Was Addressed in the Audit

Our procedures related to the Company meeting their performance obligations included evaluation of initial sale transaction documentation, shipping records, and invoices.

Shareholder Notes Payable and Accrued Interest

Critical Audit Matter Description

The Company’s recognition and presentation of shareholder loans is based on the terms of the loan agreements and proper accrual of the related interest.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recognition and presentation of shareholder loans included, among others:

●	Evaluation of each shareholder principal loan activity from the inception of the loan through the audit period.
●	Testing the mathematical accuracy of the interest accruals.
●	Evaluating the results of our procedures against the amount recorded by the Company.
●	Evaluated the sufficiency of the financial statement disclosures.

Inventory Related Assets – Deposits on Inventory

Critical Audit Matter Description

The Company’s recognition of assets is based on their consideration as to whether the asset has a future economic value.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the realization of the Company’s deposits for inventory included the following, among others:

●	Evaluation of when the deposit was originally made.
●	Evaluation of when the final purchase was paid.
●	Consideration of when the purchased inventory was received.

RW Group, LLC

We have served as the Company’s auditor since 2021.

Kennett Square, PA

February 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Innovative Designs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Innovative Designs, Inc. (the “Company”) as of October 31, 2020, the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 16 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by RW Group, LLC.

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

/s/ Boyle CPA, LLC

We served as the Company’s auditor from 2020 to 2021

Bayville, NJ
August 4, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

INNOVATIVE DESIGNS, INC.
BALANCE SHEETS
OCTOBER 31, 2021 AND 2020

	October 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$480,451	$48,009
Accounts receivable - net of allowance for doubtful accounts of $5,860	1,201	19,900
Inventory - net of obsolete inventory reserve of $75,468	542,588	576,785
Current portion of right of use asset	40,962	38,775
Total current assets	1,065,202	683,469

PROPERTY AND EQUIPMENT - NET	7,450	65,187

OTHER ASSETS
Inventory on consignment	1,625	1,625
Advance to employees	8,200	8,200
Right of use asset, net of current portion	—	40,962
Deposits on equipment	600,000	600,000
Total other assets	609,825	650,787

TOTAL ASSETS	$1,682,477	$1,399,443

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$228,667	$270,792
Current portion of notes payable	18,628	18,628
Current portion of lease liability	40,962	38,775
Accrued interest expense	43,136	15,747
Due to stockholders	188,632	102,200
Accrued expenses	25,037	14,553
Total current liabilities	545,062	460,695

LONG-TERM LIABILITIES
Lease liability, net of current portion	—	40,962
Long-term portion of due to stockholders	133,332	—
Long-term portion of notes payable	71,722	107,193
Total long-term liabilities	205,054	148,155

TOTAL LIABILITIES	750,116	608,850

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	—	—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 33,315,560 and 30,211,560 issued and outstanding	3,333	3,123
Additional paid-in capital	11,039,118	10,574,828
Accumulated deficit	(10,110,090)	(9,787,358)
Total stockholders' equity	932,361	790,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,682,477	$1,399,443

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2021 AND 2020

	2021	2020

REVENUES - NET	$225,601	$202,253

OPERATING EXPENSES:
Cost of sales	96,728	131,280
Selling, general and administrative expenses	411,716	341,132
Total Operating Expenses	508,444	472,412

LOSS FROM OPERATIONS	(282,843)	(270,159)

OTHER INCOME (EXPENSE)
Other income	33,652	833
Loss on disposal of equipment	(24,429)	—
Interest expense	(49,112)	(11,417)
Total other income (expense)	(39,889)	(10,584)

NET LOSS	$(322,732)	$(280,743)

PER SHARE INFORMATION - UNDILUTED
Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	32,263,560	30,830,276

PER SHARE INFORMATION - FULLY DILUTED
Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	32,313,560	30,830,276

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2021 AND 2020

	Common Stock		Common Stock To be	Additional Paid-in	Accumulated
	Shares	Amount	Issued	Capital	Deficit	Total

Balance at October 31, 2019, restated	30,111,560	$3,013	$—	$10,404,438	$(9,506,615)	$900,836

Shares issued for services	150,000	15		26,985		$27,000

Sale of stock	950,000	95	—	143,405	—	$143,500

Net loss	—	—	—	—	(280,743)	$(280,743)

Balance at October 31, 2020	31,211,560	3,123	—	10,574,828	(9,787,358)	$790,593

Shares issued for services	770,000	77		130,923		131,000

Sale of stock	1,334,000	133	—	333,367	—	333,500

Net loss	—	—	—	—	(322,732)	(322,732)

Balance at October 31, 2021	33,315,560	$3,333	$—	$11,039,118	$(10,110,090)	$932,361

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(322,732)	$(280,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of equipment	24,429	—
Common stock issued for services	131,000	27,000
Debt forgiven	(33,652)	—
Depreciation	33,308	33,308
(Increase) decrease from changes in:
Accounts receivable	18,699	(13,952)
Inventory	34,197	59,674
Right of use asset	38,775	36,173
Increase (decrease) from changes in:
Accounts payable	(42,125)	12,254
Lease liability	(38,775)	(36,173)
Accrued interest expense	27,389	(3,490)
Accrued expenses	10,484	3,637
Net cash used in operating activities	(119,003)	(162,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	333,500	143,500
Proceeds from stockholder loans	250,000	39,500
Payments on stockholder loans	(29,797)	(33,400)
Proceeds from note payable	—	33,652
Payments on notes payable	(2,258)	(7,456)
Net cash provided by financing activities	551,445	175,796

Net increase in cash	432,442	13,484

CASH, BEGINNING OF YEAR	48,009	34,525

CASH, END OF THE PERIOD	$480,451	$48,009

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,723	$9,417

Non-cash financing activities - forgivness of debt	$33,652	$—

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Years Ended October 31, 2021 and 2020

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

Fiscal Year End - The Company’s fiscal year ends on October 31. The fiscal years ending October 31, 2021 and 2020 are referred to as 2021 and 2020, respectively, throughout the Company’s financial statements.

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

Revenue Recognition - The Company recognizes recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive for those goods or services, including any variable consideration. Revenue is derived from sales of the Company’s recreational products, such as Arctic Armor, and our house wrap line of products. Sales of these items are recognized when the items are shipped. The Company offers a 5-day return policy and no warranty on its products. All sales outside the United States are entered into using the U.S. dollar as its functional currency.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, of these instruments. The fair value of the Company’s debt instruments approximates their fair values as the interest is tied to or approximates market rates.

Estimated Uncollectable Accounts - Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days and applied an allowance of $5,860 for the fiscal years ended October 31, 2021 and 2020.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2021 and 2020

Inventory - Inventory consists primarily of finished goods. Inventory is stated at the lower of cost or net realizable value and is valued based on first-in-first-out. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. A reserve balance of approximately $75,468 was recorded as of October 31, 2021 and 2020. The reserve is evaluated on a quarterly basis and adjusted accordingly.

Deposits on Inventory - The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished purchase orders are received by the Company, the deposits associated with those purchase orders are transferred into inventory. The Company has no deposits on inventory as of October 31, 2021 and 2020.

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

Deposits on Equipment - On July 12, 2015, the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2018, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. During 2019, the Company determined the shipping costs of $17,000 were impaired and these costs were written down. Deposits on Equipment as of October 31, 2021 and 2020 were $600,000.

Impairment of Long-lived Assets - Management of the Company considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded in 2021 and 2020.

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

Years Ended October 31, 2021 and 2020

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

Concentration of Credit Risk - The Company maintains its cash and cash equivalents with a financial institution which management believes to be of high credit quality. Their accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 in coverage. The balances in these accounts may, at times, exceed the federally insured limits. The Company has not experienced any losses on the deposits and management believes the Company is not exposed to any significant credit risk related to these accounts. The Company had uninsured cash balances as of October 31, 2021.

Shipping and Handling - Shipping costs associated with acquiring inventories are charged to cost of goods sold when incurred. The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice and are included in revenue at the time the merchandise is shipped. The shipping and handling costs associated with customer orders was $7,723 and $12,413 for the fiscal years ended October 31, 2021 and 2020, respectively.

Net Income Per Common Share - The Company calculates net income per share in accordance with ASC Topic 260 “Earnings per Share”. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. The Company only has common stock outstanding for 2020. In 2021, the Company issued a convertible debt instrument and has calculated diluted earnings per share.

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

Years Ended October 31, 2021 and 2020

2.	GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had net losses of $322,732 and $280,743 and a negative cash flow from operations of $119,003 and $162,312 for the years ended October 31, 2021 and 2020, respectively. In addition, the Company has an accumulated deficit of $10,110,090. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Managements plans include continued sales, sales of Company stock, and borrowings from private parties. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	RIGHT OF USE ASSETS AND LEASE LIABILITIES

During the quarter ended April 30, 2019, the Company implemented Accounting Standards Update 2016-02, leases. Under the new guidance, a lessee must record a liability for lease payments (referred to as the lease liability) and an asset for the right to use the leased asset during the lease term (referred to as the right of use asset) for all leases, regardless of whether they are designated as finance or operating leases. This election requires the lessee to recognize lease expense on a straight-line basis over the lease term. The right of use assets and corresponding right of use liabilities have been recorded using the present value of the leases. See Notes 15 and 16 within the financial statement for additional disclosure on leases.

4.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2021	2020

Equipment	$1,500	$221,835
Containers	14,900	14,900
Furniture and fixtures	-0-	11,083
Leasehold improvements	-0-	4,806
Automobile	8,111	9,121
	24,511	261,745

Less accumulated depreciation	17,061	196,558

Property and equipment – net	$7,450	$65,187

Depreciation expense for the fiscal years ended October 31, 2021 and 2020 was $33,308.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2021 and 2020

5.	BORROWINGS

Borrowings at October 31, 2021 and 2020 consisted of the following:

		Restated
	2021	2020
Due to Stockholders

Note Payable $8,000 - Roberta Riccelli, February 2012.
Due June 17, 2012; interest is 10% for 120 days. Note was extended through a verbal agreement with no set maturity date.	$3,000	$3,000

Note Payable $20,000 - Corinthian Development,
January 15, 2013. Due May 15, 2013; payable on demand; interest is 10%; Note was extended through a verbal agreement with no set maturity date.	10,000	10,000

Note Payable $90,000 - Joseph Riccelli, Sr., May 2013.
Due November 22, 2013; interest is 10% for 180 days. Note was extended through a verbal agreement with no set maturity date.	-0-	4,236
Note Payable $4,500 - Joseph Riccelli, Sr., August 2019.
Interest is 10% for 180 days; No set maturity date.	-0-	4,500
Note Payable $36,500 - Joseph Riccelli, Sr., September 2019.
No set maturity date.	12,500	27,500
Note Payable $3,000 - Joseph Riccelli, Sr., October 2019.
Interest is 10% for 180 days; No set maturity date.	-0-	3,000
Note Payable $38,000 - Joseph Riccelli, Sr., December 2019. Interest is 10% for 180 days; No set maturity date.	29,000	29,000
Note Payable $50,000 – Antonio Costa, May 2021. Maturity date May 2022. Interest is 8% per year. Convertible into one common shares for every $.50 of outstanding principal and interest.	50,000	-0-
Note Payable $200,000 – Lawrence Fraser, December 2020
Interest is 12% per year. $66,666 is due annually until maturity at December 2023. Secured by one of the Company’s patents.	200,000	-0-
Note Payable $40,672 - Riccelli Properties, August 7, 2017.
Due February 7, 2018; interest is 10%. Note was extended through a verbal agreement with no set maturity date	17,464	20,964

Total Due to Stockholders	$321,964	$102,200

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2021 and 2020

	2021	2020
Notes Payable
Note Payable – U.S. Small Business Administration.
PPP Loan proceeds received on May 5, 2020	-0-	33,652

Note Payable - U.S. Small Business Administration.
Due July 2035; payable in monthly installments of $1,820 including interest at 2.9% annum.
	$90,350	$92,608

Total Borrowings	412,314	228,460

Less Due to Stockholders – Current	188,630	102,200

Less Current Portion of Notes Payable	18,628	18,628

Total Long Term Portion of Notes Payable	$205,056	$107,632

Maturities of long-term debt are as follows:

Year Ending		Notes
October 31	Stockholders	Payable		Amount Due

2022	$188,630		18,628		207,258
2023	66,667		19,739		86,406
2024	66,667		20,319		86,986
2025		20,916		20,916
2026 & thereafter		10,748		10,748

Total	$321,964		90,350		412,314

DUE TO STOCKHOLDERS

In February 2012, the Company entered into a note payable with Roberta Riccelli for $8,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance as of October 31, 2021 and 2020 was $3,000.

In January 2013, the Company entered into a note payable with Corinthian Development for $20,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of May 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2021 and 2020 was $10,000.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2021 and 2020

In May 2013, the Company entered into a note payable with its CEO, Joseph Riccelli, for $90,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of November 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2021 and 2020 was $-0- and $4,236, respectively.

During August 2017, the Company entered into a note payable agreement with Riccelli Properties, which is wholly owned and operated by the Company’s CEO, Joseph Riccelli, in the amount of $40,672. This amount reflects payments made by Riccelli Properties on the Small Business Association promissory note. Riccelli Properties sold the real estate that was collateral on the promissory note. The note has a term of 6 months and an interest rate of 10%. The loan balance at October 31, 2021 and 2020 was $17,464 and $20,964, respectively.

In August 2019, the Company entered into a note payable with its CEO, Joseph Riccelli, for $36,500. This loan was to be used to fund operations of the Company. This loan has no set maturity date. The loan balance at October 31, 2021 and 2020 was $12,500 and $27,500, respectively.

In September 2019, the Company entered into a note payable with its CEO, Joseph Riccelli, for $4,500. This loan was to be used to fund operations of the Company. This loan has no set maturity date, including interest at 10%. The loan balance at October 31, 2021 and 2020 was $-0- and $4,500, respectively.

In October 2019, the Company entered into a note payable with its CEO, Joseph Riccelli, for $3,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of November 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2021 and 2020 was $-0- and $3,000, respectively

In December 2019, the Company entered into a note payable with its CEO, Joseph Riccelli, for $38,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of November 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2021 and 2020 was $29,000.

In December 2020, the Company entered into a note payable agreement with Lawrence Fraser for $200,000. This loan is secured by one of Company’s patent. The term of the loan is three years and with an interest rate of 12% per annum. The loan is to be repaid in yearly installments payable in December annually until maturity December 2023.

In May 2021, the Company issued a convertible promissory note to Antonio Costa for $50,000. The term of the note is one year with an interest rate of 8% per year. The principal of the loan and any accrued but unpaid interest may be converted into shares of the Company’s common stock. The conversion rate is one share of Company’s common stock for every $.50 of principal and unpaid interest.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2021 and 2020

NOTES PAYABLE

In July 2005, the Company was approved for a low interest promissory note from the U.S. Small Business Administration in the amount of $280,100. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, of $1,820 are due monthly. A payment was made on the note of $40,672 during the year ended October 31, 2017 due to the sale of real estate by Riccelli Properties that was collateral on the promissory note. The loan balance was $90,350 and $92,608 at October 31, 2021 and 2020, respectively. This note is guaranteed by the Company’s CEO.

In May 2020, the Company was approved for a PPP Loan from the U.S. Small Business Administration in the amount of $32,652. The loan was forgiven in the fiscal year ending October 31, 2021. The Company has recognized the forgiveness of debt as other income in the financial statements.

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

Revenues from two customers were approximately 55% and 56% of the Company’s revenues for the fiscal years ended October 31, 2021 and 2020, respectively.

The Company only has one supplier of INSULTEX, the special material which is manufactured within the apparel of the Company. Additionally, the Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia, and one manufacturer that produces house wrap on behalf of the Company in Massachusetts.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2021 and 2020

8.	INCOME TAXES

In prior years, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2020 tax year, fiscal year end October 31, 2021, the Company had net operating loss carryforwards of approximately $7,322,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2037 tax year, fiscal year end October 31, 2038. Effective for tax years ending in 2019 or later, net operating losses cannot be carried back but can be carried forward to future tax years indefinitely. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2021	2020

Net operating loss carryforward	$2,269,088		$2,063,193
Depreciation		—
Net deferred tax assets before valuation allowance	2,269,088		2,063,193
Less: Valuation allowance	(2,269,088)		(2,063,193)

Net deferred tax assets	$—		$—

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of October 31, 2021 and 2020, respectively.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2021	2020

Federal statutory rate	21%	21%
Effect of net operating losses	(21%)	(21%)

Effective income tax rate	—	—

The Company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2021 and 2020

9.	COMMITMENTS

The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of our Chief Executive Officer, for $3,500 per month. The lease is based on a verbal agreement with month to month terms. For the fiscal years ended October 31, 2021 and 2020 rent expense totaled $24,500 and $27,000, respectively.

10.	SEGMENT INFORMATION

We have organized our operations into two segments as discussed in Note 1 to the financial statements. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the fiscal years ending October 31, 2021 and 2020:

	2021		2020

Revenues:
Apparel		$56,226	$70,968
Housewrap		169,375	131,285
Total Revenues		$225,601	$202,253

Capital Expenditures:
Apparel	$		$—
Housewrap			—
Total	$		$—

Depreciation:
Apparel		$9,410	$9,410
Housewrap		23,898	23,898
Total		$33,308	$33,308

11.	COMMON STOCK

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

During the fiscal year ended October 31, 2021, the Company sold 1,334,000 shares of common stock to thirty-five investors for total proceeds of $333,500. The stock was issued at $.25 per share. The Company issued 770,000 shares of common stock to twelve individuals for services valued at $131,000. The stock was issued between $0.12 and $.25 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set for the restrictions on their transferability and sale.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2021 and 2020

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

In November 2021, in connection with the FTC litigation, the Company filed an application for attorney fees, expenses and cost in the U.S. District Court for the Western District of Pennsylvania, Case No.2:16-cv-01669-NBF. The Company is seeking from the FTC all attorney’s fees, expenses and costs the Company incurred and/or will incur in connection with the litigation. The matter is proceeding to mediation.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2021 and 2020

14.	RIGHT OF USE ASSETS

The Company entered into a month to month verbal lease at the time the Company was formed that is classified as right of use asset and lease liability. The lease for the Company’s office space is estimated to be through June 2022. In accordance with ASU 2016-02, the Company calculated the present value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office lease. Applying the commercial rate, the Company calculated the present value of $ for the office lease as of October 31, 2021.

As of October 31, 2021, the right of use assets associated with future operating lease is as follows:

Total present value of right of use asset under lease agreement	$150,496

Amortization of right of use asset	(118,534)

Total right of use asset as of October 31, 2021	$40,962

Less current portion due within one year	40,962

Long-term right of use asset	$-0-

Total amortization expense related to the right of use assets under the verbal lease agreement was $38,775 and $36,173 for the years ended October 31, 2021 and 2020, respectively.

Future amortization of the right of use asset as of October 31, 2021 is as follows:

2022	40,962
Total	$40,962

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2021 and 2020

15.	LEASE LIABILITY

As disclosed in Note 14, the Company entered into a verbal lease for office space prior to the year ended October 31, 2021 that is classified as a right of use asset and lease liability.

As of October 31, 2021, the lease liability associated with future payments due under the verbal lease is as follows:

Total present value of future lease payments	$150,496

Principal payments made as of the year ended October 31, 2021	(118,534)

Total right of use lease liabilities as of October 31, 2021	$40,962

Total maturities of lease liability as of October 31, 2021 are as follows:

	Total future
	minimum lease	Present value
	payments	discount	lease liability

2022	42,000	1,038	40,962

	$42,000	$1,038	$40,962

16.	PRIOR PERIOD ADJUSTMENTS

During 2021, management discovered financial statement errors that caused an overstatement of October 31, 2020 previously reported other assets of $57,330. The error was related to deposit on inventory that was previously received and should have been recorded against cost of sales for the year ended October 31, 2018. Therefore, the cost of sales were understated in the financial statements for the year ended October 31, 2018 by $57,330.

Additionally, management corrected and restated Note 5 – Borrowings, for amounts reported Due from Stockholders to reflect the correct amount due on each note payable. No material changes where made to the Stockholders loan amounts.

The following summarizes the prior period adjustment referred to above:

Balance of Accumulated Deficit at October 31, 2019	$(9,449,285)

Prior period adjustment for:
Deposit on Inventory not reflected in Cost of Sales	(57,330)

Balance of Accumulated Deficit at October 31, 2019, restated	$(9,506,615)

17.	SUBSEQUENT EVENTS

“Management of the Company evaluated subsequent events through February 14, 2022, the date these financial statements were available to be issued.  The Company identified the below subsequent event.

Subsequent to the period in January 2022, the Company received $51,000 from the exercise of warrants and $10,000 from the sale of units consisting of shares of common stock and common stock purchase warrants.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

On August 11, 2021, the Company dismissed Boyle CPA, LLC as it’s independent registered public accounting firm. On the same day, the Company’s Board of Directors unanimously approved the engagement of RW Group, LLC to serve as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending October 31, 2021. The appointment was effective August 11, 2021.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management of Innovative Designs, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures and in connection with the audit of our financial statement, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective. This conclusion is based on the identification of the deficiency in internal controls over financial reporting described below. Notwithstanding the deficiency that existed as of October 31, 2021, our Chief Executive Officer/Chief Financial Officer has concluded that the financial statements included in this Annual report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting generally accepted in the United States of America.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2021. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer/Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2021. In particular, our controls over financial reporting were not effective in the specific areas described in the paragraphs below.

As of October 31, 2021, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

●	The Company is not maintaining supporting schedules, or the schedules being maintained are inaccurate to support amounts presented and disclosed in the financial statements. Specific schedules in relation to inventory deposits, inventory reserves, fixed assets, debt balance (and related accrued interest) were not available, or in the case of debt schedules were not accurate and in accordance with the loan documents
●	The Company’s internal controls policies are ineffective, or not being complied with, to identify errors, in the financial statements. These deficiencies may be considered as “material weaknesses”.
●	In addition, the Company does not utilize an internal accounting system that captures all Company activity on a timely basis. Certain transactions, such as sales and receivables are maintained in one system and disbursements and accounts payable are maintained manually. On a quarterly basis this information is sent to an external accountant to retroactively enter the information into a general ledger system and then prepare the financial statements. The lack of a single accounting system presents multiple opportunities for errors to occur, and further contributes to a lack of timely internal and external financial reporting.

This was due to our limited resources, including the absence of an internal financial staff member with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls.

Management plans to address these matters by among actions, meeting more with its external accountant to ensure that issues such as described above are correct going forward. The Company will also restructure its loan recording system to be able to present a more informative report to its external account. Management will also reevaluate its accounting software and will make a determination as to whether to continue to use it or implement another type of program. Either decision will allow all information to be entered into one system which should alleviate the significant deficiency described above.

However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2021, and 2020, or subsequent to October 31, 2021, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	71	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman	1 year
Constantine “Dean” P. Kolocouris	51	Director	1 year
Daniel P. Rains	69	Director	1 year

Mr. Riccelli has been our Chief Executive Officer and Chairman of the Board since our inception in June 2002. Mr. Riccelli was the owner of Pittsburgh Foreign and Domestic, a sole proprietor car dealership located in Glenshaw, Pennsylvania. He attended Point Park College located in Pittsburgh, Pennsylvania from 1971 to 1972.

Mr. Kolocouris has been one of our Directors since our inception in June 2002. From December 1996 to December, Mr. Kolocouris was a Loan Officer and Assistant Vice President at Eastern Savings Bank located in Pittsburgh, Pennsylvania. Since that time, he has been in private lending. In June 1993, Mr. Kolocouris received a bachelor’s degree in Finance from Duquesne University located in Pittsburgh, Pennsylvania. Mr. Kolcouris was in banking for over fifteen years and his knowledge of finance and business experience is helpful to the Company.

Mr. Rains has been a director since March 2007. Mr. Rains is currently Vice President of business development at McCarl’s, Inc., a mechanical contracting firm. He has held this position for over fifteen years. From 1981 through 1987, Mr. Rains was a professional football player for the Chicago Bears. He is a graduate of the University of Cincinnati. Mr. Rains has been in professional sports and in business for over twenty years. His experience and knowledge of these fields are helpful to the Company. As the Company enters the building construction market with its House Wrap product, Mr. Rains’ experience in that industry will be especially helpful.

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

On February 1, 2022, the Company issued 25,000 shares each of its Common Stock to Constantine “Dean” P. Kolocouris and Daniel Rains and 300,000 ,000 shares to Joseph Riccelli all of whom are directors of the Company.

On February 11, 2022, Mr. Riccelli filed a Form 4 with the SEC to reflect the transaction. Mr. Rains Form 4 was filed on February 14, 2022. Mr. Kolocouris has not, as yet, filed a Form 4.

Audit Committee

We do not have a separate standing Audit Committee. Therefore, our entire Board of Directors acts as the Audit Committee. The Board of Directors has determined that Mr. Kolocouris is its financial expert. Mr. Kolocouris is a former loan officer for a bank and has a degree in Finance.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli CEO, Chairman	2021	$67,700		30,000	0	0	0	0	$97,700

Joseph Riccelli CEO, Chairman	2020	$62,700	0	0	0	0	0	0	$62,700

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

Other than Mr. Riccelli, who is our CEO, we consider the remaining Directors Messrs. Kolocouris and Rains to be independent directors.

Director Compensation

Name	Fees Paid or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Constantine “Dean “P. Kolocouris	0	$3,000	0	0	0	0	3,000

Daniel P. Rains Rains	0	$3,000	0	0	0	0	$3,000

Joseph Riccelli Riccelli	0	$30,000	0	0	0	0	$30,000

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warranties and rights	Weighted-average exercise price of outstanding options, warranties and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	$0	$0	500,000

Use of Proceeds from Registered Securities

Not Applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership as of February 9, 2022 (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address			Amount	Nature	Percent

Common Stock	Joseph Riccelli			7,655,000	Direct	23.3%
	Chief Executive Officer
	Chairman of the Board	(1)		421,478	Indirect	%
	of Directors
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

Common Stock	Constantine” Dean” P. Kolocouris			117,000	Direct	—
	Director
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

Common Stock	Daniel P. Rains			160,000	Direct	—
	c/o Innovative Designs, Inc.
	124 Cherry St.
	Pittsburgh, Pa 15223

All Directors and Executive Officers as a Group			8,353,478			24,39%

*	Represents less than one percent.

(1)	Represents shares of common stock held in the Gino A. Riccelli Trust. The Trust is for a son of our Chief Financial Officer. Mr. Joseph Riccelli is the trustee of the trust.

By virtue of his stock ownership or control over our stock, Mr. Riccelli may be deemed to “control” the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Our officers and directors have the following conflicts of interests:

●	We lease our warehouse and office space from the brother of our Chief Executive Officer. We pay $3,500 per month for a total of $42,000 per year.

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

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2021 and 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: (a) during the fiscal year ended October 31, 2020, our former professional services auditor Boyle, CPA, LLC billed the Company $17,500 for professional services and (b) during fiscal year ended October 31, 2021 , our current auditors, RW Group, LLC billed the Company $8,000 for professional services.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

3.1	Revised Certificate of Incorporation****
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested] **
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Haas outdoors, Inc. and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005. ***
10.7	Machinery Purchase Agreement *****
23.1	Consent of RW Group, LLC
23.2	Consent of Boyle CPA, LLC
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the years ended October 31, 2020 and 2019, (ii) the Balance Sheets at October 31, 2020 and 2019, (iii) the Statements of Cash Flows for the years ended October 31, 2020 and 2019 and (iv) the notes to the Financial Statements.

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008
***	Previously filed as exhibits to Form 10-K/A filed November 23, 2009
****	Previously filed as exhibit to Form 10-K filed February 12, 2015
*****	Previously filed as exhibit to Form 10-K filed January 28, 2016

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: February 15, 2022	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 15, 2022	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, and Chairman
of the Board of Directors

Date:	February 15, 2022	by:	/s/ Constantine “Dean “P. Kolocouris
Constantine “Dean” P.. Kolocouris
Director

Date:	February 15, 2022	by:	/s/ Daniel P. Rains
Daniel P. Rains
Director

31