Form 10-Q
period 2022-01-31
INNOVATIVE DESIGNS INC
filed 2022-03-15
CIK 1190370

INNOVATIVE DESIGNS, INC.

A UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2022

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

INNOVATIVE DESIGNS, INC.

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

As of March 7, 2022, there were 34,215,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐  NO ☒

INNOVATIVE DESIGNS, INC.

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2022

		Page No.
Part I --	Financial Information

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheets as of January 31, 2022 (Unaudited)	4
	And October 31, 2021, (Audited)

	Condensed Statements of Operations for the Three	6
	Month Periods Ended January 31, 2022 and 2021 (Unaudited)

	Condensed Statements of Changes in Stockholders’ Equity	7
	as of January 31, 2022 (Unaudited) and October 31, 2021,
	(Audited)

	Condensed Statements of Cash Flows for the Three Month	8
	Periods Ended January 31, 2022 and 2021 (Unaudited)

	Notes to the Condensed Financial Statements	9 - 14

Item 2.	Management’s Discussion and Analysis of Financial Condition	15
	and Results of Operations

Part II --	Other Information	18

Items 1, 2, 3, 4 and 4T.

Item 6.	Exhibits	19

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
JANUARY 31, 2022 (UNAUDITED) AND OCTOBER 31, 2021

	January 31, 2022	October 31, 2021
ASSETS
CURRENT ASSETS
Cash	$289,925	$480,451
Accounts receivable - net of allowance for doubtful accounts of $5,860	9,483	1,201
Inventory - net of obsolete inventory reserve of $75,468	548,274	542,588
Right of use asset - operating lease	30,931	40,962
Total current assets	878,613	1,065,202

PROPERTY AND EQUIPMENT - NET	7,077	7,450

OTHER ASSETS
Inventory on consignment	1,625	1,625
Deposits on inventory	30,000	—
Advance to employees	8,200	8,200
Deposits on equipment	600,000	600,000
Total other assets	639,825	609,825

TOTAL ASSETS	$1,525,515	$1,682,477

The accompanying notes are an integral part of these condensed financial statements

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
JANUARY 31, 2022 (UNAUDITED) AND OCTOBER 31, 2021

	January 31, 2022	October 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$238,339	$228,667
Current portion of notes payable	18,628	18,628
Accrued interest expense	39,747	43,136
Due to stockholders	178,631	188,632
Operating lease liability	30,931	40,962
Accrued expenses	9,529	25,037
Total current liabilities	515,805	545,062

LONG-TERM LIABILITIES
Long-term portion of due to stockholders	66,667	133,332
Long-term portion of notes payable	71,722	71,722
Total long-term liabilities	138,389	205,054

TOTAL LIABILITIES	654,194	750,116

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	—	—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 33,705,560 and 33,315,560 issued and outstanding	3,372	3,333
Additional paid-in capital	11,110,079	11,039,118
Accumulated deficit	-10,242,130	-10,110,090
Total stockholders' equity	871,321	932,361

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,525,515	$1,682,477

The accompanying notes are an integral part of these condensed financial statements

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS PERIODS ENDED JANURARY 31, 2022 AND 2021 (UNAUDITED)

	Three Months Ended January 31,
	2022	2021

REVENUES - NET	$62,400	$40,017

OPERATING EXPENSES:
Cost of sales	32,346	18,635
Selling, general and administrative expenses	150,618	81,210
Total Operating Expenses	182,964	99,845

LOSS FROM OPERATIONS	(120,564)	(59,828)

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	—	28,823
Interest expense	(11,476)	(4,960)
Total other income (expense)	(11,476)	23,863

NET LOSS	$(132,040)	$(35,965)

PER SHARE INFORMATION - BASIC
Net Loss Per Common Share	$(0.004)	$(0.001)

Weighted Average Number of Common Shares Outstanding	33,510,560	31,261,560

PER SHARE INFORMATION - DILUTED
Net Loss Per Common Share	$(0.004)	$(0.001)

Weighted Average Number of Common Shares Outstanding	34,884,560	31,381,560

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS PERIODS ENDED JANUARY 31, 2022 AND 2021 (UNAUDITED)

	Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	To be Issued	Capital	Deficit	Total

Balance at October 31, 2021	33,315,560	$3,333	$—	$11,039,118	$(10,110,090)	$932,361

Sale of stock	340,000	34	—	60,966	—	61,000

Shares issued for services	50,000	5		9,995		10,000

Net loss	—	—	—	—	(132,040)	(132,040)

Balance at January 31, 2022	33,705,560	3,372	—	11,110,079	(10,242,130)	871,321

Balance at October 31, 2020	31,211,560	3,123	—	10,574,828	(9,730,028)	847,923

Sale of stock	100,000	10	—	24,990	—	25,000

Net loss	—	—	—	—	(35,965)	(35,965)

Balance at January 31, 2021	31,311,560	3,133	—	10,599,818	(9,765,993)	836,958

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2022 AND 2021 (UNAUDITED)

	For the Three Month Periods
	Ended
	January 31, 2022	January 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,040)	(35,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	10,000	25,000
Depreciation	373	8,327
Amortization of right of use asset	10,031	9,495
(Increase) decrease from changes in:
Accounts receivable	(8,282)	(8,698)
Inventory	(5,686)	14,777
Deposits on inventory	(30,000)	—
Increase (decrease) from changes in:
Accounts payable	9,672	(36,500)
Lease liability	(10,031)	(9,495)
Accrued interest expense	(3,389)	(3,840)
Accrued expenses	(15,508)	—
Net cash used in operating activities	(174,860)	(36,899)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	61,000	—
Proceeds from stockholder advances	—	200,000
Payments on stockholder advances	(76,666)	—
Payments on notes payable	—	(1,819)
Net cash provided by financing activities	(15,666)	198,181

Net change in cash	(190,526)	161,282

CASH, BEGINNING OF PERIOD	480,451	48,009

CASH, END OF THE PERIOD	$289,925	$209,291

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$14,865	$9,800

Cash paid during period for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2022 and 2021 (Unaudited)

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of January 31, 2022, the changes therein for the three periods then ended and the results of operations for the three periods ended January, 2022 and 2021.

The condensed financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2021. The results of operations for the three periods ended January, 2022 and 2021 are not necessarily indicative of operating results for the full year.

NOTE 2.	RIGHT OF USE ASSETS AND LEASE LIABILITIES

During the quarter ended April 30, 2019, the Company implemented Accounting Standards Update 2016-02, Leases. Under the new guidance, a lessee must be recorded a liability for lease payments (referred to as the lease liability) and an asset for the right to use the leased asset during the lease term (referred to at the right of use asset) for all leases, regardless of whether they are designated as finance or operating leases. This election requires the lessee to recognize lease expense on a straight-line basis over the lease term. The right of use assets and corresponding right of use liabilities have been recorded using the present value of the leases. See Notes 11 and 12 within the condensed financial statements for additional disclosure on leases.

NOTE 3.	GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss of ($132,040) and a negative cash flow from operations of ($174,860) for the three month period ended January 31, 2022. In addition, the Company has an accumulated deficit of ($10,242,130). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $5,860 January 31, 2022 and October 31, 2021, respectively. Management has applied an allowance on all balances in excess of 90 days.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2022 and 2021 (Unaudited)

NOTE 5.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has discontinued the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory at January 31, 2022 and October 31, 2021 of $75,468. Management has determined that no allowance is currently necessary on their House Wrap Inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

NOTE 6.	EARNINGS PER SHARE

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260 ”Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 1,254,000 and 240,000 as of January 31, 2022 and 2021, respectively. The Company has calculated diluted earnings per share utilizing the outstanding stock warrants and convertible debt.

NOTE 7.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740 ”Income Taxes”, which requires an asset and liability approach for financial reporting purposes.

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $8,647 and $3,007 for the three month periods ended January 31, 2022 and 2021, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2022 and 2021 (Unaudited)

NOTE 9.	COMMON STOCK

During the three month period ended January 31, 2022, the Company sold 340,000 shares of common stock to five investors for total proceeds of $61,000 and issued 50,000 shares to one investor for services. The stock was issued between $0.17 and $0.25 per share.

During the three month period ended January 31, 2021, the Company sold 100,000 shares of common stock to one investors for total proceeds of $25,000. The stock was issued for $.25 per share.

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

NOTE 11.	RIGHT OF USE ASSETS – OPERATING LEASE

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2022 and 2021 (Unaudited)

NOTE 11.	RIGHT OF USE ASSETS – OPERATING LEASE (CONTINUED)

As of January 31, 2022, the right of use assets associated with future operating lease is as follows:

Total present value of right of use asset under lease agreement	$150,496

Amortization of right of use asset – operating lease	(119,565)

Total right of use asset – operating lease as of January 31, 2022	$30,931

Less current portion due within one year	30,931

Long-term right of use asset – operating lease	$-0-

Total amortization expense related to the right of use assets under the verbal lease agreement was $10,031 and $9,495 for the three month periods ended January 31, 2022 and 2021, respectively.

Future amortization of the right of use asset as of January 31, 2022 is as follows:

2022	$30,931

NOTE 12.	OPERATING LEASE LIABILITY

As disclosed in Note 11, the Company entered into a verbal lease for office space prior to the quarter ended January 31, 2020 that is classified as a right of use asset and lease liability.

As of January 31, 2022, the lease liability associated with future payments due under the verbal lease is as follows:

Total future minimum lease payments	$150,496

Principal payments made as of the period ended January 31, 2022	(119,565)

Total operating lease liability as of January 31, 2022	30,931

Less current portion due within one year	30,931

Long-term operating lease liability	$-0-

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2022 and 2021 (Unaudited)

NOTE 12.	OPERATING LEASE LIABILITY- (CONTINUED)

Total maturities of lease liability as of January 31, 2022 are as follows:

	Total future minimum lease payments	Present value discount	Operating lease liability

2022	$31,500	$569	$30,931

NOTE 13.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the three month periods ended January 31, 2022 and 2021:

	2022	2021

Revenues:
Apparel	$45,272	$33,937
House Wrap	17,128	6,080
Total Revenues	$62,400	$40,017

Assets:tc
Apparel	$134,245	$140,857
House Wrap	1,391,270	1,453,297
Total	$1,525,515	$1,594,154

Depreciation:
Apparel	$-0-	2,372
House Wrap	373	5,955
Total	$373	$8,327

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2022 and 2021 (Unaudited)

NOTE 14.	LEGAL PROCEEDINGS

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

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through March 15, 2022, which is the date the condensed financial statements were available to be issued. The Company identified the below subsequent event.

On February 11, 2022, the Company issued 60,000 shares of stock to an investor that exercised a stock warrant.

INNOVATIVE DESIGNS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Condensed Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding future results of operation, made in this Quarterly Report on Form 10-Q are forward-looking statements. We use words such as expects, believes, intends, and similar expressions to identify forward-looking statements. Forward looking-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, our ability to sell out HouseWrap product line, our inability to secure sufficient funding to maintain and/or expand our current level of operations and the seasonality of our cold weather product line. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The Company undertakes no obligation to publicity update or revise any forward-looking statement, whether as a result of new information, future events or otherwise except as required by law.

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from Insultex, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from Insultex. We obtain Insultex through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Completing the development, design and prototypes of our products,

●	Obtaining retail stores or sales agents to offer and sell our products,

●	Developing our website to sell more of our products.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended January 31, 2022 with the Three Month Period Ended January 31, 2021.

	Fiscal Year		Fiscal Year
	Ended		Ended
	January 31,	% of	January 31,	% of	Increase
	2022	Sales	2021	Sales	(Decrease)	% Change

REVENUE	$62,400	100%	$40,017	100%	$22,383	56%

OPERATING EXPENSES
Cost of sales	32,346	52%	18,635	47%	13,711	74%
Selling, general and
administrative expenses	150,245	241%	72,883	182%	77,362	106%
	182,591	293%	91,518	229%	91,073	100%

Loss from operations	(120,191)	-193%	(51,501)	-129%	(68,690)	133%

Other income (expense)	—	0%	28,823	72%	(28,823)	0%
Other Expense
Depreciation expense	(373)	-1%	(8,327)	-21%
Interest expense	(11,476)	-18%	(4,960)	-12%	(6,516)	131%

Net Loss	$(132,040)	-212%	$(35,965)	-90%	$(96,075)	267%

Revenues for the three month period ended January 31, 2022 were $62,400 compared to revenues of $40,017 for the three month period ended January 31, 2021. The increase in revenue is attributable to more sales of our apparel products. See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three-month period ended January 31, 2022, was ($132,040) compared to a net loss of ($35,965) for the comparable period in 2021.

Our selling, general and administrative expenses were $150,245 for the three month period ended January 31, 2022 compared to $72,883 for the three month period ended January 31, 2021. Professional fees for the three month period ended January 31, 2022 were $40,610 compared to $24,555 for the three month period ended January 31, 2021. The increase is partially a result of more audit fees of approximately $11,000.

Payroll increase by $20,393 from the prior year period as we were not fully operational as a result of the Covid pandemic. Likewise, we were not ordering manufacturing product, which increased by $42,805 during the three months ended January 31, 2022.

For the second quarter we expect revenues to be higher than the first quarter as the construction season begins with warmer weather in many parts of the country. Additionally, we are working on expanding our market presence by bringing on new sales representatives for our HouseWrap product line.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the three-month period ended January 31, 2022, we funded our operations from revenues from sales, and sale of our common stock. During the three month period ended January 31, 2022, sold our common stock in private transactions and raised $61,000 from the sales.

We must purchase new quality control testing equipment for our House Wrap product line, which we estimated will cost approximately $100,000. We have not, as yet, received a quote from the vendor. Once the equipment is built it will have to go through a certification process.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our Insultex products and to purchase equipment needed for the manufacture of the Insultex product. The Company reached an agreement with the manufacturer of the Insultex material to purchase a machine capable of producing the Insultex material. Also included in the proposed agreement will be the propriety formula that creates Insultex. The Company took delivery of the equipment in December 2015. The Company will have to have the machine installed and ensure that it can be operated in compliance with all environmental rules and regulations. It is the Company intentions to have the equipment operational but cannot currently provide a time estimate. Among the factors affecting the time estimate are financial resources available to the Company, finding a suitable facility and bringing technical personal from abroad to install the equipment. The Company has currently made deposits of $600,000 on the equipment. The Company has incurred $17,000 of additional expenses related to shipping. The Company intends produce Insultex under its own brand name. See Note 10 of the Notes to the Condensed Financial Statements.

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

Subsequent to the period we received proceeds of $10,200 upon the exercise of 60,000 warrants at $ .17 per share.

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDING

See Note 14 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report.

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Part II Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021

ITEM 3.	Defaults upon Senior Securities

None

Item 4	Mine Safety Disclosures

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the three month period ended January 31, 2022, our principle executive/financial officer concluded that these controls and procedures were ineffective and identified the following specific material weaknesses.

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

  INNOVATIVE DESIGNS, INC.

ITEM 6.	EXHIBITS

*3.1	Revised Certificate of Incorporation

**3.2	By-Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer

31.2	Rule 13a-14a Certification of Chief Financial Officer and Principal Accounting Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

32.2	Section 1350 Certification of Chief Financial Officer and Chief Accounting Officer

*	Incorporated by reference to the Company’s Form 10-K filed February 12, 2015

**	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

99***	Incorporated by reference to the Company’s Current Report on Form 8-k, filed November 4, 2016

INNOVATIVE DESIGNS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: March 13, 2022	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer