Form 10-Q
period 2022-04-30
INNOVATIVE DESIGNS INC
filed 2022-06-21
CIK 1190370

A UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2022

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

As of June 14, 2022, there were 32,475,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

 Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2022

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
APRIL 30, 2022 (UNAUDITED) AND OCTOBER 31, 2021

	April 30, 2022	October 31, 2021
ASSETS
CURRENT ASSETS
Cash	$219,767	$480,451
Accounts receivable - net of allowance for doubtful accounts of $5,860	7,975	1,201
Inventory - net of obsolete inventory reserve of $75,468	562,333	542,588
Current portion of right of use asset	20,762	40,962
Total current assets	810,837	1,065,202

PROPERTY AND EQUIPMENT - NET	6,705	7,450

OTHER ASSETS
Inventory on consignment	1,625	1,625
Deposits on inventory	30,000	—
Advance to employees	8,200	8,200
Deposits on equipment	600,000	600,000
Total other assets	639,825	609,825

TOTAL ASSETS	$1,457,367	$1,682,477

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
APRIL 30, 2022 (UNAUDITED) AND OCTOBER 31, 2021

	April 30, 2022	October 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$252,441	$228,667
Current portion of notes payable	18,628	18,628
Current portion of lease liability	20,762	40,962
Accrued interest expense	47,059	43,136
Due to stockholders	175,631	188,632
Accrued expenses	6,934	25,037
Total current liabilities	521,455	545,062

LONG-TERM LIABILITIES
Long-term portion of due to stockholders	66,667	133,332
Long-term portion of notes payable	73,540	71,722
Total long-term liabilities	140,207	205,054

TOTAL LIABILITIES	661,662	750,116

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	—	—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 34,375,560 and 33,315,560 issued and outstanding	3,454	3,333
Common stock to be issued
Additional paid-in capital	11,310,197	11,039,118
Accumulated deficit	(10,517,946)	(10,110,090)
Total stockholders' equity	795,705	932,361

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,457,367	$1,682,477

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED APRIL 30, 2022 AND 2021 (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021

REVENUES - NET	$37,717	$25,896	$100,116	$65,913

OPERATING EXPENSES:
Cost of sales	21,314	9,006	53,659	27,641
Selling, general and administrative expenses	279,955	127,943	430,574	209,153
Total Operating Expenses	301,269	136,949	484,233	236,794

LOSS FROM OPERATIONS	(263,552)	(111,053)	(384,117)	(170,881)

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	—	—	—	28,823
Interest expense	(12,264)	(12,432)	(23,740)	(17,392)
Total other income (expense)	(12,264)	(12,432)	(23,740)	11,431

NET LOSS	$(275,816)	$(123,485)	$(407,857)	$(159,450)

PER SHARE INFORMATION - UNDILUTED
Net Loss Per Common Share	$(0.008)	$(0.004)	$(0.012)	$(0.005)

Weighted Average Number of Common Shares Outstanding	33,845,560	31,704,732	33,845,560	31,654,727

PER SHARE INFORMATION - DILUTED
Net Loss Per Common Share	$(0.008)	$(0.004)	$(0.012)	$(0.005)

Weighted Average Number of Common Shares Outstanding	34,902,893	32,232,893	34,902,893	32,232,893

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED APRIL 30, 2022 AND 2021 (UNAUDITED)

	Common Stock		Common Stock To be	Additional Paid-in	Accumulated
	Shares	Amount	Issued	Capital	Deficit	Total

Balance at October 31, 2021	33,315,560	$3,333	$—	$11,039,118	$(10,110,090)	$932,361

Sale of stock	340,000	34	—	60,966	—	61,000

Shares issued for services	50,000	5		9,995		10,000

Net loss	—	—	—	—	(132,040)	(132,040)

Balance at January 31, 2022	33,705,560	3,372	—	11,110,079	(10,242,130)	871,321

Sale of stock	120,000	12		25,188		25,200

Shares issued for services	700,000	70		174,930		175,000

Net loss	—	—	—	—	(275,816)	(275,816)

Balance at April 30, 2022	34,525,560	$3,454	$—	$11,310,197	$(10,517,946)	$795,705

Balance at October 31, 2020	31,211,560	$3,123	$—	$10,574,828	$(9,730,028)	$847,923

Sale of stock	—	—	—	—	—	—

Shares issued for services	100,000	10	—	24,990	—	25,000

Net loss	—	—	—	—	(35,965)	(35,965)

Balance at January 31, 2021	31,311,560	3,133	—	10,599,818	(9,765,993)	836,958

Sale of stock	280,000	28		69,972	—	70,000

Shares issued for services	500,000	50		63,950		64,000

Net loss	—	—	—	—	(123,485)	(123,485)

Balance at April 30, 2021	32,091,560	$3,211	$—	$10,733,740	$(9,889,478)	$847,473

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2022 AND 2021 (UNAUDITED)

	Six Months Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(407,857)	$(159,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	—	—
Common stock issued for services	185,000	89,000
Depreciation	745	16,654
Amortization of right of use asset	20,200	19,122
(Increase) decrease from changes in:
Accounts receivable	(6,774)	15,134
Inventory	(19,745)	2,660
Deposits on inventory	(30,000)	—
Increase (decrease) from changes in:
Accounts payable and accrued expenses	5,672	(60,558)
Accrued interest expense	3,923	1,270
Net cash used in operating activities	(248,836)	(76,168)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	86,200	70,000
Proceeds from shareholder advances	—	200,000
Payments on shareholder advances	(79,666)	—
Payments on lease liability	(20,200)	(19,122)
Proceeds on notes payable	1,818	—
Payments on notes payable	—	(1,820)
Net cash provided by financing activities	(11,848)	249,058

Net change in cash	(260,684)	172,890

CASH, BEGINNING OF YEAR	480,451	48,009

CASH, END OF THE PERIOD	$219,767	$220,899

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,817	$14,300

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2022 and 2021 (Unaudited)

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of April 30, 2022, the changes therein for the three and six month periods then ended and the results of operations for the three and six month periods ended April 30, 2022 and 2021.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2021. The results of operations for the three and six month periods ended April 30, 2022 and 2021 are not necessarily indicative of operating results for the full year.

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss of ($407,857) and a negative cash flow from operations of ($248,836) for the six month period ended April 30, 2022. In addition, the Company has an accumulated deficit of ($10,517,946). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.	ACCOUNTS RECEIVABLE

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $5,860 as of the April 30, 2022 and October 31, 2021. Management has applied an allowance on all balances in excess of 90 days.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2022 and 2021 (Unaudited)

NOTE 5.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its Artic Armor, hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory at April 30, 2022 and October 31, 2021 of $75,468. Management has determined that no allowance is currently necessary on their House Wrap Inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

NOTE 6.	EARNINGS PER SHARE

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260 ”Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 994,000 and 620,000 as of April 30, 2022 and 2021, respectively. The Company has calculated diluted earnings per share utilizing the outstanding stock warrants and convertible debt.

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $13,390 and $6,300 for the six month periods ended April 30, 2022 and 2021, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2022 and 2021 (Unaudited)

NOTE 9.	COMMON STOCK

During the six month period ended April 30, 2022, the Company sold 460,000 shares of common stock to seven investors for total proceeds of $86,200 and issued 750,000 shares to eight individuals for services. The stock was issued between $0.17 and $0.25 per share.

During the six month period ended April 30, 2021, the Company sold 280,000 shares of common stock to six investors for total proceeds of $70,000 and issued 600,000 to eight individuals for services. The stock was issued between $0.12 and $0.25 per share.

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

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2022 and 2021 (Unaudited)

NOTE 11.	RIGHT OF USE ASSETS (CONTINUED)

As of April 30, 2022, the right of use assets associated with future operating lease is as follows:

Total present value of right of use asset under lease agreement	$150,496

Amortization of right of use asset – operating lease	(129,734)

Total right of use asset – operating lease as of April 30, 2022	$20,762

Less current portion due within one year	20,762

Long-term right of use asset – operating lease	$-0-

Total amortization expense related to the right of use assets under the verbal lease agreement was $20,200 and $19,122 for the six month periods ended April 30, 2022 and 2021, respectively.

Future amortization of the right of use asset as of April 30, 2022 is as follows:

2022	$20,762

NOTE 12.	RIGHT OF USE LEASE LIABILITY

As disclosed in Note 11, the Company entered into a verbal lease for office space prior to the quarter ended April 30, 2022 that is classified as a right of use asset and lease liability.

As of April 30, 2022, the lease liability associated with future payments due under the verbal lease is as follows:

Total future minimum lease payments	$150,496

Principal payments made as of the period ended April 30, 2022	(129,734)

Total operating lease liability as of April 30, 2022	20,762

Less current portion due within one year	20,762

Long-term operating lease liability	$-0-

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2022 and 2021 (Unaudited)

Total maturities of lease liability as of April 30, 2022 are as follows:

	Total future minimum lease payments	Present value discount	Operating lease liability

2022	$21,000	$238	$20,762

NOTE 13.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the six month periods ended April 30, 2022 and 2021:

	2022	2021

Revenues:
Apparel	$52,685	$49,163
House Wrap	47,431	16,750
Total Revenues	$100,116	$65,913

Assets:
Apparel	$109,614	$135,860
House Wrap	1,347,753	1,446,973
Total	$1,457,367	$1,576,093

Depreciation:
Apparel	$-0-	$4,744
House Wrap	745	11,910
Total	$745	$16,654

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2022 and 2021 (Unaudited)

NOTE 14.	LEGAL PROCEEDINGS

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

In November 2021, in connection with the FTC litigation, the Company filed an application for attorney fees, expenses and cost in the U.S. District Court for the Western District of Pennsylvania, Case No.2:16-cv-01669-NBF. The Company is seeking from the FTC all attorney’s fees, expenses and costs the Company incurred and/or will incur in connection with the litigation. The matter was moved to mediation and the parties are working on a proposed resolution.

NOTE 15.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through June 20, 2022, which is the date financial statements were available to be issued. The Company identified no material subsequent events that require recognition or additional disclosure in these financial statements.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Completing the development, design and prototypes of our products,
●	Obtaining retail stores or sales agents to offer and sell our products,
●	Developing our website to sell more of our products.

Results of Operations

Comparison of the Three Month Period Ended April 30, 2022 with the Three Month Period Ended April 30, 2021.

The following table shows a comparison of the results of operations between the three month periods ended April 30, 2022 and April 30, 2022:

	Three Month Period Ended		Three Month Period Ended
	April 30, 2022	% of Sales	April 30, 2021	% of Sales	Increase (Decrease)	% Change

REVENUE - NET	$37,717	100%	$25,896	100%	$11,821	46%

OPERATING EXPENSES
Cost of sales	21,314	57%	9,006	35%	12,308	137%
Selling, general and administrative expenses	279,582	741%	119,616	462%	159,966	134%
	300,896	798%	128,622	497%	172,274	134%

Loss from operations	(263,179)	-698%	(102,726)	-397%	(160,453)	156%

Other income (expense)	—	0%	—	0%	—	0%
Other Expense
Interest expense	(12,264)	-33%	(12,432)	-48%	168	-1%
Depreciation expense	(373)	-1%	(8,327)	-32%	7,954	-96%

Net Loss	$(275,816)	-731%	$(123,485)	-477%	$(152,331)	123%

Revenues for the three month period ended April 30, 2022, were $37,717 compared to revenues of $25,896 for the three month period ended April 30, 2021. The increase in revenue is attributable to an increase in sales of House Wrap of $30,309. See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales.

Our selling, general and administrative expenses (“SG&A”) were $279,582 for the three months ended April 30, 2022, compared to $119,616 for the three month period ended April 30, 2021. Professional fees for the period ended April 30, 2022, were $36,595 compared to $28,942 for the three month period ended April 30, 2021. Loan repayments were $86,666 for the period and was paid on one loan in accordance with its terms. For the comparable period ended April 30, 2021, loan repayments totaled $10,120. Stock for services costs for the period were $75,000.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Six Month Period Ended April 30, 2022 with the Six Month Period Ended April 30, 2021.

	Six Month Period Ended		Six Month Period Ended
	April 30, 2022	% of Sales	April 30, 2021	% of Sales	Increase (Decrease)	% Change

REVENUE - NET	$100,116	100%	$65,913	100%	$34,203	52%

OPERATING EXPENSES
Cost of sales	53,659	54%	27,641	42%	26,018	94%
Selling, general and administrative expenses	429,829	429%	192,499	292%	237,330	123%
	483,488	483%	220,140	334%	263,348	120%

Loss from operations	(383,372)	-383%	(154,227)	-234%	(229,145)	149%

Other income (expense)	—	0%	28,823	44%	(28,823)	0%
Other Expense
Interest expense	(23,740)	-24%	(17,392)	-26%	(6,348)	36%
Depreciation expense	(745)	-1%	(16,654)	-25%	15,909	-96%

Net Loss	$(407,857)	-407%	$(159,450)	-242%	$(248,407)	156%

Revenues for the six month period ended April 30, 2022, were $100,116 compared to revenues of $65,913 for the six month period ended April 30, 2021. The increase in revenue is attributable an increase in our House Wrap products revenue, $47,431 for the period compared to $16,750 for the six month period ended April 30, 2021. See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales.

Revenues for the first part of the third quarter of 2022, are approximately 275% higher than revenues for the second quarter. We expect revenues to continue to increase primarily from sales of our House Wrap product line as we increase our distribution network, get repeat orders from existing distributors and customers and increased sales to contractors and builders.

SG&A expenses were $429,829 for the six month period ended April 30, 2021, compared to $192,499 for the six month period ended April 30, 2021. Professional fees for the six month period ended April 30, 2022, were $40,610 compared to $28,942 for the six month period ended April 30, 2021. Part of our professional fees related to marketing services totaling $12,000. Legal fees for the period totaled $10, 000. Stock for services cost for the six month period were $165,100.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the three month period ended April 30, 2022, we funded our operations from revenues from sales and the sale of our stock. We raised $60,000 through the sale of our Common Stock and received $10,200 from the exercise of certain common stock purchase warrants.

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

We must purchase new quality control testing equipment for our products. The vendor is currently working on the project. We have estimated a cost of approximately $100,000.

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

See Part II Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020, and the following transactions.

On February 11, 2022, we issued 60,000 shares of our Common Stock upon the exercise of 60,000 common stock purchase warrants and received $10,200 in proceeds.

On March 15, 2022, we sold 60,000 shares of our Common stock to one entity and received $15,000 in proceeds

On March 17, 2022, we issued 200,000 shares of our Common stock to a consultant for services valued at $50,000.

We relied on Section 4(2) of the Securities Act of 1933, as amended and Regulation D, Rule 506 (c)) promulgated thereunder.

ITEM 3.	Defaults upon Senior Securities

None

Item 4	Mine Safety Disclosures

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended April 30, 2022, our principle executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions.

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

Innovative Designs, Inc.
Registrant

Date: June 17, 2022	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer