Form 10-Q
period 2022-07-31
INNOVATIVE DESIGNS INC
filed 2022-09-14
CIK 1190370

A UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2022

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

As of September 14, 2022, there were 34,475,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2018

i

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
JULY 31, 2022 (UNAUDITED) AND OCTOBER 31, 2021

	July 31, 2022	October 31, 2021
ASSETS
CURRENT ASSETS
Cash	$159,510	$480,451
Accounts receivable - net of allowance for doubtful accounts of $5,860	9,613	1,201
Inventory - net of obsolete inventory reserve of $75,468	531,484	542,588
Current portion of right of use asset	10,452	40,962
Receivable due	260,000	—
Total current assets	971,059	1,065,202

PROPERTY AND EQUIPMENT - NET	6,332	7,450

OTHER ASSETS
Inventory on consignment	1,625	1,625
Deposits on inventory	40,000	—
Advance to employees	8,200	8,200
Deposits on equipment	607,370	600,000
Total other assets	657,195	609,825

TOTAL ASSETS	$1,634,586	$1,682,477

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
JULY 31, 2022 (UNAUDITED) AND OCTOBER 31, 2021

	July 31, 2022	October 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$294,306	$228,667
Current portion of notes payable	18,628	18,628
Current portion of lease liability	10,452	40,962
Accrued interest expense	40,496	43,136
Due to stockholders	119,630	188,632
Accrued expenses	5,223	25,037
Total current liabilities	488,735	545,062

LONG-TERM LIABILITIES
Long-term portion of due to stockholders	66,667	133,332
Long-term portion of notes payable	71,122	71,722
Total long-term liabilities	137,789	205,054

TOTAL LIABILITIES	626,524	750,116

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized		—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 34,375,560 and 33,315,560 issued and outstanding	3,454	3,333
Common stock to be issued
Additional paid-in capital	11,310,197	11,039,118
Accumulated deficit	(10,305,589)	(10,110,090)
Total stockholders' equity	1,008,062	932,361

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,634,586	$1,682,477

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JULY 31, 2022 AND 2021 (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021

REVENUES - NET	$135,048	$110,475	$235,164	$176,388

OPERATING EXPENSES:
Cost of sales	56,224	50,712	109,884	78,352
Selling, general and administrative expenses	115,757	66,845	546,330	275,998
Total Operating Expenses	171,981	117,557	656,214	354,350

LOSS FROM OPERATIONS	(36,933)	(7,082)	(421,050)	(177,962)

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	260,000	33,652	260,000	62,475
Interest expense	(10,710)	(13,417)	(34,450)	(30,810)
Total other income (expense)	249,290	20,235	225,550	31,665

NET (LOSS) INCOME	$212,357	$13,153	$(195,500)	$(146,297)

PER SHARE INFORMATION - UNDILUTED
Net Loss Per Common Share	$0.006	$0.000	$(0.006)	$(0.005)

Weighted Average Number of Common Shares Outstanding	33,845,560	32,216,560	33,845,560	31,776,560

PER SHARE INFORMATION - DILUTED
Net Loss Per Common Share	$0.006	$0.000	$(0.006)	$(0.005)

Weighted Average Number of Common Shares Outstanding	34,902,893	32,229,060	34,902,893	31,789,060

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED JULY 31, 2022 AND 2021 (UNAUDITED)

	Common Stock		Common Stock To be	Additional Paid-in	Accumulated
	Shares	Amount	Issued	Capital	Deficit	Total

Balance at October 31, 2021	33,315,560	$3,333	$—	$11,039,118	$(10,110,090)	$932,361

Sale of stock	340,000	34	—	60,966	—	61,000

Shares issued for services	50,000	5		9,995		10,000

Net loss	—	—	—	—	(132,040)	(132,040)

Balance at January 31, 2022	33,705,560	3,372	—	11,110,079	(10,242,130)	871,321

Sale of stock	120,000	12		25,188		25,200

Shares issued for services	700,000	70		174,930		175,000

Net loss			—		(275,816)	(275,816)

Balance at April 30, 2022	34,525,560	3,454	—	11,310,197	(10,517,946)	795,705

Sale of stock	—	—		—	—	—

Shares issued for services	—	—		—	—	—

Net income			—		212,357	212,357

Balance at July 31, 2022	34,525,560	$3,454	$—	$11,310,197	$(10,305,589)	$1,008,062

Balance at October 31, 2020	31,211,560	$3,123	$—	$10,574,828	$(9,730,028)	$847,923

Sale of stock	—	—	—	—	—	—

Shares issued for services	100,000	10	—	24,990	—	25,000

Net loss	—	—	—	—	(35,965)	(35,965)

Balance at January 31, 2021	31,311,560	3,133	—	10,599,818	(9,765,993)	836,958

Sale of stock	280,000	28		69,972	—	70,000

Shares issued for services	500,000	50		63,950		64,000

Net loss	—	—	—	—	(123,485)	(123,485)

Balance at April 30, 2021	32,091,560	3,211	—	10,733,740	(9,889,478)	847,473

Sale of stock	240,000	24		59,976		60,000

Shares issued for services	10,000	1		1,999		2,000

Net Income			—		13,153	13,153

Balance at July 31, 2021	32,341,560	$3,236	$—	$10,795,715	$(9,876,325)	$922,626

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2022 AND 2021 (UNAUDITED)

	Nine Months Ended July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(195,500)	$(146,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	—	—
Common stock issued for services	185,000	66,000
Depreciation	1,118	24,981
Amortization of right of use asset	30,510	28,881
(Increase) decrease from changes in:
Accounts receivable	(8,412)	16,844
Inventory	11,104	25,821
Deposits on inventory	(40,000)	—
Receivable due	(260,000)
Increase (decrease) from changes in:
Accounts payable and accrued expenses	45,826	(66,534)
Accrued interest expense	(2,640)	(11,420)
Net cash used in operating activities	(232,994)	(61,724)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deposit on Equipment	(7,370)	—
Net cash used in investing activities	(7,370)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	86,200	155,000
Forgivness from loans	—	(33,652)
Proceeds from shareholder advances	—	250,000
Payments on shareholder advances	(135,667)	—
Payments on lease liability	(30,510)	(28,881)
Proceeds on notes payable	1,818	—
Payments on notes payable	(2,418)	(1,820)
Net cash provided by financing activities	(80,577)	340,647

Net change in cash	(320,941)	278,923

CASH, BEGINNING OF YEAR	480,451	48,009

CASH, END OF THE PERIOD	$159,510	$326,932

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,090	$39,100

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2022 and 2021 (Unaudited)

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of July 31, 2022, the changes therein for the three and nine month periods then ended and the results of operations for the three and nine month periods ended July 31, 2022 and 2021.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2021. The results of operations for the three and nine month periods ended July 31, 2022 and 2021 are not necessarily indicative of operating results for the full year.

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss of ($195,500) and a negative cash flow from operations of ($232,994) for the nine month period ended July 31, 2022. In addition, the Company has an accumulated deficit of ($10,305,589). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.	ACCOUNTS RECEIVABLE

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $5,860 as of the July 31, 2022 and October 31, 2021. Management has applied an allowance on all balances in excess of 90 days.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2022 and 2021 (Unaudited)

NOTE 5.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory at July 31, 2022 and October 31, 2021 of $75,468. Management has determined that no allowance is currently necessary on their House Wrap Inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

NOTE 6.	EARNINGS PER SHARE

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260 “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument and has subsequently retired this debt in May of 2022. In addition, the Company also has stock warrants of 994,000 and 860,000 as of July 31, 2022 and 2021, respectively. The Company has calculated diluted earnings per share utilizing the outstanding stock warrants and convertible debt.

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $21,199 and $6,400 for the nine month periods ended July 31, 2022 and 2021, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2022 and 2021 (Unaudited)

NOTE 9.	COMMON STOCK

During the nine month period ended July 31, 2022, the Company sold 460,000 shares of common stock to seven investors for total proceeds of $86,200 and issued 750,000 shares to eight investors for services. The stock was issued between $0.17 and $0.25 per share.

During the nine month period ended July 31, 2021, the Company sold 520,000 shares of common stock to twelve investors for total proceeds of $130,000 and issued 610,000 shares to nine investors for services. The stock was issued between $0.12 and $0.25 per share.

NOTE 10.	DEPOSITS ON EQUIPMENT

On July 12, 2015 the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 which was to be paid in four installments. The first installment of $300,000 was to be paid at the execution of the agreement. The second installment of $200,000 was to be paid when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be paid once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of April 30, 2020, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment. Due to various environmental regulations that must be met and other costs to assemble the machine the Company expects to incur costs in excess of the current deposit agreement. Management of the Company currently cannot reasonably estimate the costs. During the six month period ended April 30, 2019 Management decided to sell the machine. The shipping and other purchase costs associated with the purchase of the machine that were originally capitalized as part of the machine cost that were written off. The total loss on impairment for the six month period ended April 30, 2019 was $17,000. In July 2021, management has decided that it is no longer selling this equipment and is moving forward with plans of putting it in service in the future.

In May of 2022, the Company made an additional deposit of $7,320 for a new testing machine.

NOTE 11.	RIGHT OF USE ASSETS

The Company entered into a month to month verbal lease at the time the Company was formed that is classified as right of use asset and lease liability. The lease for the Company’s office space is estimated to be through October 2022. In accordance with ASU 2016-02, the Company calculated the present value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office lease. Applying the commercial rate, the Company calculated the present value of $150,496 for the office lease as of April 30, 2020.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2022 and 2021 (Unaudited)

NOTE 11.	RIGHT OF USE ASSETS (CONTINUED)

As of July 31, 2022, the right of use assets associated with future operating lease is as follows:

Total present value of right of use asset under lease agreement	$150,496

Amortization of right of use asset – operating lease	(140,044)

Total right of use asset – operating lease as of July 31, 2022	$10,452

Less current portion due within one year	10,452

Long-term right of use asset – operating lease	$-0-

Total amortization expense related to the right of use assets under the verbal lease agreement was $30,510 and $28,881 for the nine month periods ended July 31, 2022 and 2021, respectively.

Future amortization of the right of use asset as of July 31, 2022 is as follows:

2022	$10,452

NOTE 12.	RIGHT OF USE LEASE LIABILITY

As disclosed in Note 11, the Company entered into a verbal lease for office space prior to the quarter ended July 31, 2022 that is classified as a right of use asset and lease liability.

As of July 31, 2022, the lease liability associated with future payments due under the verbal lease is as follows:

Total future minimum lease payments	$150,496

Principal payments made as of the period ended July 31, 2022	(140,044)

Total operating lease liability as of July 31, 2022	10,452

Less current portion due within one year	10,452

Long-term operating lease liability	$-0-

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2022 and 2021 (Unaudited)

Total maturities of lease liability as of July 31, 2022 are as follows:

	Total future minimum lease payments	Present value discount	Operating lease liability

2022	$10,500	$48	$10,452

NOTE 13.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the nine month periods ended July 31, 2022 and 2021:

	2022	2021

Revenues:
Apparel	$59,126	$49,675
House Wrap	176,038	126,713
Total Revenues	$235,164	$176,388

Assets:
Apparel	$81,045	$135,542
House Wrap	1,546,171	1,503,627
Total	$1,627,216	$1,639,169

Depreciation:
Apparel	$-0-	$7,116
House Wrap	1,118	17,865
Total	$1,118	$24,981

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended July 31, 2022 and 2021 (Unaudited)

NOTE 14.	LEGAL PROCEEDINGS

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

In November 2021, in connection with the FTC litigation, the Company filed an application for attorney fees, expenses and cost in the U.S. District Court for the Western District of Pennsylvania, Case No.2:16-cv-01669-NBF. On June 29, 2022, a settlement order was signed by the Court. Pursuant to the Order, the FTC shall pay the Company $260,000 to resolve all such claims. The parties agreed to waive all rights to appeal or otherwise challenge or contest the validity of the Order.

NOTE 15.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through September 14, 2022, which is the date financial statements were available to be issued.

On August 30, 2022, the Company received a partial payment of $200,000 from the settlement with the FTC.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Completing the development, design and prototypes of our products,
●	Obtaining distributers, retail stores or sales agents to offer and sell our products,
●	Developing our website to sell more of our products.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended July 31, 2022, with the Three Month Period Ended July 31, 2021.

	Three Month Period Ended July 31, 2022	% of Sales	Three Month Period Ended July 31, 2021	% of Sales	Increase (Decrease)	% Change

REVENUE - NET	$135,048	100%	$110,475	100%	$24,573	22%

OPERATING EXPENSES
Cost of sales	56,224	42%	50,712	46%	5,512	11%
Selling, general and administrative expenses	115,385	85%	58,518	53%	56,867	97%
	171,609	127%	109,230	99%	62,379	57%

(Loss) Income from operations	(36,561)	-27%	1,245	1%	(37,806)	-3037%

Other income (expense)	260,000	193%	33,652	30%	226,348	0%
Other Expense
Interest expense	(10,710)	-8%	(13,417)	-12%	2,707	-20%
Depreciation expense	(372)	0%	(8,327)	-8%	7,955	-96%

Net (Loss) Income	$212,357	157%	$13,153	12%	$199,204	1515%

Revenues for the three month period ended July 31, 2022 were $135,048 compared to revenues of $110,475 for the three month period ended July 31, 2021. The increase in revenue is attributable to more sales of our HouseWrap product line. See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three month period ended July 31, 2022 was ($213,357).

Our selling, general and administrative expenses were $115,385 for the three month period ended July 31, 2022, compared to $58,518 for the three month period ended July 31, 2021. The increase is primarily the result of an increase in payroll as we brought back two employees who had been furloughed as a result of the pandemic.

INNOVATIVE DESIGNS, INC.

Comparison of the Nine Month Period Ended July 31, 2022, with the Nine Month Period Ended July 31, 2021.

The following table shows a comparison of the results of operations between the nine month periods ended July 31, 2022 and July 31, 2021:

	Nine Month Period Ended July 31, 2022	% of Sales	Nine Month Period Ended July 31, 2021	% of Sales	Increase (Decrease)	% Change

REVENUE - NET	$235,164	100%	$176,388	100%	$58,776	33%

OPERATING EXPENSES
Cost of sales	109,884	47%	78,352	44%	31,532	40%
Selling, general and administrative expenses	545,212	232%	251,017	142%	294,195	117%
	655,096	279%	329,369	187%	325,727	99%

Loss from operations	(419,932)	-179%	(152,981)	-87%	(266,951)	174%

Other income (expense)	260,000	111%	62,475	35%	197,525	0%
Other Expense
Interest expense	(34,450)	-15%	(30,810)	-17%	(3,640)	12%
Depreciation expense	(1,118)	0%	(24,981)	-14%	23,863	-96%

Net Loss	$(195,500)	-83%	$(146,297)	-83%	$(49,203)	34%

Revenues for the nine month period ended July 31, 2022 were $235,164 compared to revenues of $176,388 for the nine month period ended July 31, 2021. The increase is the result of more sales of our HouseWrap product line. The apparel sales were adversely affected by warm weather. See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales. During the nine month period ended July 31, 2022 House Wrap sales totaled $176,038 in comparison with $126,713 during the nine month period ended July 31, 2021. Our net loss for the nine month period ended July 31, 2022, was ($195,500).

Our selling, general and administrative expenses were $545,212 for the nine months ended July 31, 2022, compared to $251,017 for the nine month period ended July 31, 2021. The increase was a result, in part, by an increase in payroll expenses of approximately $101,000 as we brought back two employees who had been furloughed during the pandemic. we also incurred $50,000 in marketing cost through the issuance of our common stock. Directors’ fees increased by $33,000 as we issued common stock to members of the Board of Directors. Shipping costs increased by $9,000 from the prior nine month period.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the nine period ended July 31, 2022, we funded our operations from revenues from sales and the sale of our common stock.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our INSULTEX products and to purchase equipment needed for the manufacture of the INSULTEX product. The Company reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company took delivery of the equipment in December 2015. The Company will have to have the machine installed and ensure that it can be operated in compliance with all environmental rules and regulations. The Company has not made an estimate of the cost required for bringing the operation of the machine into compliance with the environmental regulations, but it is considered to be a substantial amount. We are in the permitting stage relating to environmental issues necessary to begin the installation of the equipment. However, given our current limited financial resources we are not devoting the resources needed to complete the permitting process. The Company has currently made deposits of $600,000 on the equipment. The Company has incurred $17,000 of additional expenses related to shipping. The Company will produce INSULTEX under its own brand name. See Note 10 of the Notes to the Condensed Financial Statements. We also must purchase new quality control equipment for our HouseWrap product line. A deposit of $7,320 has been made however, we do not have a full cost estimate from the builder. We have estimated a cost of approximately $100,000.

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

Subsequent to the period on August 29, 2022, we received approximately $200,000 as partial payment on the amount owed under the settlement agreement with the FTC. See Note 14 of the Notes to the Condensed Financial Statement appearing elsewhere in this Report.

INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDING

See Note 14 of the Notes to Financial Statements appearing elsewhere in this Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended July 31, 2022, our principal executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions.

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

Innovative Designs, Inc.
Registrant

Date: September 13, 2022	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer and Chief Financial Officer