Form 10-K
period 2022-10-31
INNOVATIVE DESIGNS INC
filed 2023-02-13
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934. For the fiscal year ended October 31, 2022

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934. For the Transition period from _______ to ________.

Commission file number: 000-51791

Innovative Designs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0465528
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

124 Cherry Street	15223
Pittsburgh, Pennsylvania (Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $ 263,293.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,298,951. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant’s common stock outstanding on February 8, 2023, was 35,262,560.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ITEM 1.	DESCRIPTION OF BUSINESS.

The Company was incorporated in the State of Delaware on June 25, 2002. We operate in two separate business segments: a house wrap for the building construction industry and cold weather clothing. Both of our segment lines use products made from Insultex, which is a low-density polyethylene semi-crystalline, closed cell foam in which the cells are totally evacuated. with buoyancy, scent block, and thermal resistant properties. We have a license agreement directly with the owner of the Insultex technology. In December 2015, we took delivery of equipment capable of producing Insultex. Given the time and cost of bringing the equipment into production mode and our current financial condition until we are able to begin manufacturing Insultex, we will continue to operate under the license agreement for the manufacture of Insultex used in our products.

Other companies are free to purchase Insultex from us assuming that it is a company within the distribution jurisdiction that we have, which is worldwide with the exception of Korea and Japan. Other than Korea and Japan, we are the sole worldwide supplier/distributor of the Insultex material.

We offer the following products containing Insultex:

●	House Wrap: Our house wrap product is designed for the home building construction industry. This product, made from Insultex provides barrier protection plus moisture vapor transmission and approximately R-3 and R-6 value insulation. We no longer manufacture the R-3 product line and are only selling it from our inventory. House Wrap is a multi-ply weatherization membrane that provides a protective layer under a building’s outer covering that resists water and air infiltration, preventing mold and mildew buildup that could cause structural rotting. What differentiates Insultex from its competition is the fact that it offers an R-Value, the term used to measure thermal resistance, and is most commonly used when referring to the insulating qualities of a building structure, thus increasing energy efficiency. We are currently working on developing a House Wrap product line for the commercial building construction industry.

●	In December 2016, we temporarily suspended any advertising of our House Wrap product line. We took this action as a result of a lawsuit brought by the Federal Trade Commission (‘FTC”). On September 24, 2020, a judgment was entered in favor of the Company against the FTC as to all claims by the FTC. The judgment was upheld on appeal by the FTC on July 22, 2021. In March of 2021, we resumed advertising for our House Wrap products. We also sell a tape that is designed to be used with the House Wrap.

●	Floating Swimwear: Product under our product name “Swimeez”. Our swimwear is designed to be a swim aid. The interior lining of our swimwear product is made from INSULTEX, which enhances floatability. This product was discontinued during 2010 and we are only selling from our existing inventory.

●	Hunting Apparel Line: Our hunting apparel provides almost total block from odors provided by the INSULTEX material. This product was discontinued during 2010 and we are only selling from our existing inventory.

●	Arctic Armor Line: The Arctic Armor line, introduced in April of 2006, consists of a jacket, bib and gloves. The suit contains 3 layers of INSULTEX for uncompromised warmth and provides the user with guaranteed buoyancy. The gloves contain a single layer of INSULTEX and are windproof, waterproof and good to sub-zero temperatures as are the jacket and bibs. We are currently only selling from our existing inventory.

●	Insultex Material: We sell Insultex material in bulk to non-competing customers.

We also offer a product that helps restore the waterproof character of the outer side of our Arctic Armor clothing. In addition, we offer cold weather headgear and a base insulation clothing product.

We no longer manufacture our apparel products containing Insultex. We only sell from our existing inventory. Our Inultex House Wrap product is manufactured in the United States through third-party manufacturers.

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

During our last fiscal year, one customer accounted for more than ten percent of our cold weather clothing products sales, Pro Fishing Supplies (13.0%).

HOUSE WRAP

House Wrap

In early January 2008, we announced that we had completed our research and development effort on a new use for Insultex as a house wrap for the home building construction industry. This house wrap provides barrier protection plus moisture vapor transmission and the feature of approximately R-3 and R-6 value insulation. The Insultex House Wrap was designed to specifically add enhanced insulating characteristics. In addition, the House Wrap is priced competitively with existing house wraps that do not provide any insulation. The development efforts were conducted by our own personnel and an outside consultant. In December 2016, we temporarily suspended any advertising for our House Wrap product line as we were in litigation with the Federal Trade Commission (“FTC”). The litigation has concluded as to the matters set forth in the FTC complaint and in March 2021, we resumed advertising for our House Wrap products.

Insultex House Wrap

During our last fiscal year two customers accounted for more than ten percent of our total sales of our House Wrap product, A-Team Building Supplies, LLC (41.0%) and Jerry’ Home Improvement Center (10.2%).

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

Design and Develop

We presently use our own staff for services related to literature, displays, develop brochures, point-of-sale displays, mailers, media materials, and literature and sales tools for our sales representatives and manufacturer representatives. At such time as we have sufficient funding, we intend to contract out some of these services. We no longer manufacture the R-3 House Wrap.

Establish Wholesale

We are and continue to develop relationships or distribution relationships with retail points for our products to retail chain outlets and mass merchandisers to sell our products. We currently have five domestic distributors and one international. Each distributor has a certain territory. Our domestic distributors collectively cover the following jurisdictions; Texas, Oklahoma, Louisiana, North and South Dakota, Minnesota, Iowa, Michigan, Ohio, Pennsylvania, New York, West Virginia, Maryland and Virginia. Our international distributor territory covers the UK, EU the Commonwealth countries except for Canada and Africa.

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

Insultex is used in all our Arctic Armor finished goods, except for our headwear.

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

In 2011, we were granted a trademark for “Insultex House Wrap” by the United States Patent and Trademark Office.

The Company has rights under a U.S Patent tiled “Composite Fabric Material and Apparel Made Therefrom” which issued April 30, 2013.

The Company has rights under a U.S. Paten titled “Composite Materials” which issued February 21, 2017, published on September 5, 2013.

The Company caused to have filed a utility paten application on December 18, 2009, titled “Composite House Wrap” which claimed priority to provisional patent application titled “Composite House Wrap” on December 18, 2008. A patent application was published on June 24, 2010. Although no patent issued from this original disclosure, this publication prevents third parties from patenting concepts obvious over these original teaching of the Company.

The Company caused to have filed a utility patent application on May 31, 2017, titled “Process for Forming Closed Cell Expanded Low density Polyethylene Foam and Products Formed Thereby”, published January 24, 2018.. The Company then caused to have filed a utility patent application on July 31, 2020, which application was published February 11, 2021. In January 2023, the U.S Patent and Trademark Office issue a Notice of Allowance and a patent shall issue in due course.

Additional patent applications o other property concepts are also being pursued,

Our production costs are limited to the invoices we receive for Insultex from Ketut Group and our House Wrap product from the manufacturer.

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

United States Customs Service

We are required to pay a 6.5% importation duty to the United States Customs Service on all imported products. We import Insultex from Indonesia from the Ketut Group, in accordance with our agreement with the Ketut Group.

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

Lack of Sufficient Operating Funds-Going Concern

Our independent registered public accounting firm for the fiscal year ended October 31, 2022, has included an explanatory paragraph in their opinion that accompanies our audited financial statements for the fiscal year ended October 31, 2022, indicating that as a result of the Company having had net losses and negative cash flows and an accumulated deficit there is substantial doubt about the Company’s ability to continue as a going concern. Because we are not able to generate sufficient funds from sales and because we are unable to access commercial sources of credit, we are consistently underfunded. As a result, our growth is very limited, and we have difficulty in sustaining our current level of operations. We are not able to initiate adequate marketing programs, hire additional staff, develop new products or have flexibility in ordering Insultex from our manufacturer. Additionally, we must replace our quality control testing equipment for our House Wrap product line which we estimate may cost $100,000.. In the past, we have depended on borrowings from our CEO and other private parties, primarily stockholders in the private sale of our common stock or debt. Should we not be able to continue to rely on these sources of funding and increase our revenue stream to at least meet our current level of operations and to purchase new testing equipment the ability of the Company to continue as a going concern will be adversely affected.

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

HOUSE WRAP

Our House Wrap product

●	Utilize our web site to promote, market, and sell our products to consumers.

●	Utilize professional sales representatives, distributors and manufacturer representatives to sell our products to established retailers, contractors and end users.

Our products have the following disadvantages in comparison to the products of our competitors:

●	Lack of brand name recognition or recognition of the properties of Insultex and its advantages. We, as well as our products, have little brand name recognition compared to our competitors. And we may encounter difficulties in establishing product recognition. Also, although our products have insulation properties, the material “down” has a widespread and established reputation as being the superior insulation in the market, while the properties and advantages of Insultex has little public recognition.

There can be no assurance that we will be able to compete in the sale of our products, which could have a negative impact upon our business.

We do not expect our business to be dependent on one or a few customers or retailers; however, there is no assurance that we will not become so dependent.

Cyclicality

The Company’s Arctic Armor apparel sales fluctuate based on temperature and weather conditions. Our products are suitable primarily for cold weather conditions. This will cause a cyclical effect on sales. It also makes our revenues totally dependent on cold weather for this product line. For the fiscal year ended October 31, 2022, our cold weather products accounted for approximately 25% of our total revenue.

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

ITEM 1B Unresolved Staff Comments.

None.

ITEM 2.	PROPERTIES.

We lease warehouse space for our inventory and raw materials at 124 Cherry Street, Etna, Pennsylvania. We also use this space as our principal executive offices. This facility encompasses 13,000 square feet of storage space on the first floor and 2,000 square feet for our sales department offices located on the second floor. We have entered into a verbal agreement with the owner of the building and we pay $3,500 per month for the space. This facility is composed of: (a) warehouse and storage areas including four (4) shipping bays and a distribution area consisting of square footage to store upward of 250,000 finished goods products; and (b) four (4) offices, one (1) conference room, with presentation area and sample display and (2) bathrooms totaling approximately 2,000 square feet located on the second floor. Mr. Frank Riccelli is the brother to our Chief Executive Officer and the owner of the property. The condition of our leased property is good and suitable for our needs.

ITEM 3.	LEGAL PROCEEDINGS. See Note 13 of the Notes to Financial Statement appearing elsewhere in this Report.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the OTCQB tier under the symbol IVDN. As of January 30, 2023, we had 249 holders of record of our common stock (not including beneficial holders of stock held in street names).

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

Recent Sales of Unregistered Securities.

On October 5, 2022, we issued 125,000 shares of our Common Stock to a marketing consultant for services.

Subsequent to the period we sold 500,000 Units to one investor in a private placement and received $110,000 in proceeds. Each Unit contained one share of Common Stock and one common stock purchase warrant. The warrant has a term of two years with an exercise price of $.45. The common stock also has piggy-back registration rights for one year. Each Unit cost $. 22.

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

Background

Innovative Designs, Inc. (hereafter referred to as the “Company”, “we” or “our”) produces and sells a house wrap product using Insultex a material with thermal resistance and buoyancy properties. We also offer a cold weather product line called “Artic Armor” which also uses Insultex. We no longer produce any Artic Armor products. We are only selling form our existing inventory. We obtain Insultex through a license agreement with the owner and manufacturer of the material. In December 2015, we took delivery of equipment capable of producing our own Insultex. At such time as we have sufficient funding, we intend put the equipment into production and use the Insultex from this equipment in the production of our House Wrap product and for the sale of Insultex to others.

Results of Operations

Comparison of the fiscal year ended October 31, 2022, with the fiscal year ended October 31, 2021.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2022 and October 31, 2021:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October 31,	% of	October 31,	% of	Increase	%
	2022	Sales	2021	Sales	(Decrease)	Change

REVENUE	$258,734	100.00%	$225,601	100.00%	$33,133	15%

OPERATING EXPENSES
Cost of sales	118,997	46%	96,728	43%	22,269	23%
Selling, general and administrative expenses	666,239	257%	411,716	182%	254,523	62%
	785,236	-303%	508,444	225%	276,792	54%
Loss from operations	(526,502)	-203%	(282,843)	-125%	(243,659)	86%

OTHER INCOME/(EXPENSE)
Other income	371,000	143%	33,652	15%	337,348	1002%
Interest expense	(42,072)	-16%	(49,112)	-22%	7,040	-14%
Loss on disposal of equipment	-0-	0%	(24,429)	-11%	(24,429)	100%

Net loss	$(197,574)	-76%	$(322,732)	-143%	$125,158	-39%

Weighted average common shares outstanding - undiluted	34,650,560		32,263,560

Loss per common share - undiluted	$(0.01)		$(0.01)

Results of Operations

Revenues for the fiscal year ended October 31, 2022, were $ 258,734 compared to revenues of $225,601 for the comparable period ending October 31, 2021. House Wrap product revenue totaled $ 193,302 for the period compared to $169,375 for fiscal year ended October 31, 2022. Nearly all of the remaining revenues were derived from our Arctic Armor and related product lines which totaled $65,432 for the period compared to revenues of $56,226 for the fiscal year ended October 31, 2021. Revenues are net of returns and discounts. We continue to work on rebuilding our House Wrap product line brand after doing no advertising during the time of the FTC litigation, November 2016 to July 2021, and the effect of the litigation on our House Wrap products acceptance, and the use of Insultex in other applications in the marketplace.

Selling, general and administrative expense increased from $411,716 in fiscal year 2021, to $666,239 in the fiscal year ending October 31, 2022. This increase reflects, in part, $53,000 more for advertising and marketing, a payroll increase of $75,000, a reinstatement fee of $14,000 for listing on the OTCQB and stock base compensation to our directors of $71,000 and $75,000 in stock based compensation to a marketing consultant. Profession fees decreased during the period by $17,000 as the FTC litigation wound down.

Our cost of sales increased from $96,728 as of October 31, 2021, to $118,997 as of October 31, 2022.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2022, we funded our operations from revenues, a legal settlement and the private sales of our common stock. During the period, we received $260,000 from a settlement with the FTC for legal fees incurred in connection with the FTC litigation. Subsequent to the period, we receive $110,000 from the sale of our Common Stock. We will continue to fund our operations from revenues, private borrowings and the sale of our common stock until we are able to produce sales sufficient to cover our cost structure or to secure commercial lending arrangements.

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

We also must purchase new quality control testing equipment for our House Wrap product line which we estimate will cost approximately $100,000. However, we have not as yet received a quote from the vendor. We have placed a $7,000 deposit with the vendor. Once the equipment is built it will have to go through a certification process.

During the period we paid $144,666 on our loans.

Short Term: We funded our operations with revenues from sales, private sales of our common stock and from a legal settlement. We could not access commercial lines of credit during our last fiscal year.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the

Board of Directors of Innovative Designs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovative Designs, Inc. (the Company) as of October 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity and cash flows, for each of the years in the two year period ended October 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that that Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses and negative cash flows from operations for the years ended October 31, 2022 and 2021 and an accumulated deficit at October 31, 2022 and 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these financial statements. Management’s plans are described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

RW Group, LLC

We have served as the Company's auditor since 2021.

Kennett Square, PA

February 13, 2023

INNOVATIVE DESIGNS, INC.
BALANCE SHEETS
OCTOBER 31, 2022 AND 2021

	October 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$263,293	$480,451
Accounts receivable - net of allowance for doubtful accounts of $5,860	11,203	1,201
Inventory - net of obsolete inventory reserve of $75,468	494,580	542,588
Current portion of right of use asset	—	40,962
Total current assets	769,076	1,065,202

PROPERTY AND EQUIPMENT - NET	5,960	7,450

OTHER ASSETS
Inventory on consignment	1,625	1,625
Advance to employees	13,200	8,200
Deposits on inventory	80,000	—
Deposits on equipment	607,370	600,000
Total other assets	702,195	609,825

TOTAL ASSETS	$1,477,231	$1,682,477

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$162,063	$228,667
Current portion of notes payable	20,128	18,628
Current portion of lease liability	—	40,962
Accrued interest expense	46,345	43,136
Due to stockholders	110,631	188,632
Accrued expenses	3,778	25,037
Total current liabilities	342,945	545,062

LONG-TERM LIABILITIES
Long-term portion of due to stockholders	66,667	133,332
Long-term portion of notes payable	64,547	71,722
Total long-term liabilities	131,214	205,054

TOTAL LIABILITIES	474,159	750,116

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	—	—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 34,650,560 and 33,315,560 issued and outstanding	3,467	3,333
Additional paid-in capital	11,335,184	11,039,118
Accumulated deficit	(10,335,579)	(10,110,090)
Total stockholders' equity	1,003,072	932,361

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,477,231	$1,682,477

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2022 AND 2021

	2022	2021

REVENUES - NET	$258,734	$225,601

OPERATING EXPENSES:
Cost of sales	146,912	96,728
Selling, general and administrative expenses	666,239	411,716
Total Operating Expenses	813,151	508,444

LOSS FROM OPERATIONS	(554,417)	(282,843)

OTHER INCOME (EXPENSE)
Other income	371,000	33,652
Loss on disposal of equipment	—	(24,429)
Interest expense	(42,072)	(49,112)
Total other income (expense)	328,928	(39,889)

NET LOSS	$(225,489)	$(322,732)

PER SHARE INFORMATION - UNDILUTED
Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	34,650,560	32,263,560

PER SHARE INFORMATION - FULLY DILUTED
Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	35,330,560	32,313,560

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2022 AND 2021

	Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	To be Issued	Capital	Deficit	Total

Balance at October 31, 2020	31,211,560	$3,123	$—	$10,574,828	$(9,787,358)	$790,593

Shares issued for services	770,000	77		130,923		$131,000

Sale of stock	1,334,000	133	—	333,367	—	$333,500

Net loss	—	—	—	—	(322,732)	$(322,732)

Balance at October 31, 2021	33,315,560	3,333	—	11,039,118	(10,110,090)	$932,361

Shares issued for services	875,000	88		209,912		210,000

Sale of stock	460,000	46	—	86,154	—	86,200

Net loss	—	—	—	—	(225,489)	(225,489)

Balance at October 31, 2022	34,650,560	$3,467	$—	$11,335,184	$(10,335,579)	$1,003,072

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(225,489)	$(322,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of equipment	—	24,429
Write off of accounts payable	(111,000)	—
Common stock issued for services	210,000	131,000
Depreciation	1,490	33,308
Amortization of right of use asset	40,962	38,775
(Increase) decrease from changes in:
Accounts receivable	(10,002)	18,699
Inventory	48,008	34,197
Deposits on inventory	(80,000)
Increase (decrease) from changes in:
Accounts payable and accrued expenses	23,137	(31,641)
Accrued interest expense	3,209	27,389
Net cash used in operating activities	(99,685)	(46,576)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in advances to employees	(5,000)	—
Increase in deposts on equipment	(7,370)	—
Net cash used in investing activities	(12,370)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	86,200	333,500
Proceeds from stockholder loans	—	250,000
Forgivness from loans	—	(33,652)
Payments on stockholder loans	(144,666)	(29,797)
Payments on lease liability	(40,962)	(38,775)
Proceeds on notes payable	1,818	—
Payments on notes payable	(7,493)	(2,258)
Net cash (used in) provided by financing activities	(105,103)	479,018

Net (decrease) increase in cash	(217,158)	432,442

CASH, BEGINNING OF YEAR	480,451	48,009

CASH, END OF THE PERIOD	$263,293	$480,451

Supplemental disclosure of cash flow information:
Cash paid for interest	$38,863	$21,723

Non-cash financing activities - forgivness of debt	$—	$33,652

Non-cash investment activities - common stock issue for services	$210,000.00	$131,000.00

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Years Ended October 31, 2022 and 2021

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

Fiscal Year End - The Company’s fiscal year ends on October 31. The fiscal years ending October 31, 2022 and 2021 are referred to as 2022 and 2021, respectively, throughout the Company’s financial statements.

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

Estimated Uncollectable Accounts - Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days and applied an allowance of $5,860 for the fiscal years ended October 31, 2022 and 2021.

Other Income - Management during fiscal year 2022 reevaluated certain disputed accounts payable amounts and have determined that accrued professional fees of $111,000 were not longer payable. Therefore, the Company during fiscal year 2022 have recorded it as income. In addition, the Company received $260,000 for costs recovered for defending a lawsuit. Total other income is $371,000 and $33,652 in 2022 and 2021, respectively.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2022 and 2021

Inventory - Inventory consists primarily of finished goods. Inventory is stated at the lower of cost or net realizable value and is valued based on first-in-first-out. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. A reserve balance of approximately $75,468 was recorded as of October 31, 2022 and 2021. The reserve is evaluated on a quarterly basis and adjusted accordingly.

Deposits on Inventory - The Company only has one manufacturer that produces the apparel on behalf of the Company, located in Indonesia. The Company will send deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished purchase orders are received by the Company, the deposits associated with those purchase orders are transferred into inventory. The Company has deposits of $80,000 and $0 on inventory as of October 31, 2022 and 2021, respectively.

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

During 2022, the company has made a separate deposit on a different piece of equipment of $7,370.

Total deposits on Equipment as of October 31, 2022 and 2021 were $607,370 and $600,000.

Impairment of Long-lived Assets - Management of the Company considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded in 2022 and 2021.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2022 and 2021

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

Concentration of Credit Risk - The Company maintains its cash and cash equivalents with a financial institution which management believes to be of high credit quality. Their accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 in coverage. The balances in these accounts may, at times, exceed the federally insured limits. The Company has not experienced any losses on the deposits and management believes the Company is not exposed to any significant credit risk related to these accounts. The Company had uninsured cash balances as of October 31, 2022 and 2021.

Shipping and Handling - Shipping costs associated with acquiring inventories are charged to cost of goods sold when incurred. The Company pays shipping and handling costs on behalf of customers for purchased merchandise. These costs are billed back to the customer through the billing invoice and are included in revenue at the time the merchandise is shipped. The shipping and handling costs associated with customer orders was $24,791 and $7,723 for the fiscal years ended October 31, 2022 and 2021, respectively.

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

Years Ended October 31, 2022 and 2021

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which added a requirement than an entity, when acting as a lessee, should recognize in the balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For public business entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 including interim periods within fiscal years beginning after December 15, 2019. Management has adopted the guidance.

2.	GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had net losses of $225,489 and $322,732 and a negative cash flow from operations of $99,685 and $46,576 for the years ended October 31, 2022 and 2021, respectively. In addition, the Company has an accumulated deficit of $10,335,579. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Managements plans include continued sales, sales of Company stock, and borrowings from private parties. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2022	2021

Equipment	$1,500	$1,500
Containers	14,900	14,900
Automobile	8,111	8,111
	24,511	24,511

Less accumulated depreciation	18,551	17,061

Property and equipment – net	$5,960	$7,450

Depreciation expense for the fiscal years ended October 31, 2022 and 2021 was $1,490 and 33,308, respectively.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2022 and 2021

5.	BORROWINGS

Borrowings at October 31, 2022 and 2021 consisted of the following:

	2022	2021
Due to Stockholders

Note Payable $8,000 - Roberta Riccelli, February 2012.
Due June 17, 2012; interest is 10% for 120 days. Note was extended through a verbal agreement with no set maturity date.	$3,000	$3,000

Note Payable $20,000 - Corinthian Development,
January 15, 2013. Due May 15, 2013; payable on demand; interest is 10%; Note was extended through a verbal agreement with no set maturity date.	10,000	10,000
Note Payable $36,500 - Joseph Riccelli, Sr., September 2019.
No set maturity date.	-0-	12,500

Note Payable $38,000 - Joseph Riccelli, Sr., December 2019.
Interest is 10% for 180 days; No set maturity date.	18,500	29,000
Note Payable $50,000 Antonio Costa, May 2021. Maturity date
May 2022. Interest is 8% per year. Convertible into one common shares for every $.50 of outstanding principal and interest.	-0-	50,000
Note Payable $200,000 Lawrence Fraser, December 2020
Interest is 12% per year. $66,666 is due annually until maturity at December 2023. Secured by one of the Company’s patents.	133,334	200,000
Note Payable $40,672 - Riccelli Properties, August 7, 2017.
Due February 7, 2018; interest is 10%. Note was extended through a verbal agreement with no set maturity date	12,464	17,464

Total Due to Stockholders	$177,298	$321,964

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2022 and 2021

	2022	2021
Note Payable - U.S. Small Business Administration.
Due July 2035; payable in monthly installments of $1,820 including interest at 2.9% annum.
	$84,675	$90,350

Total Borrowings	261,973	412,314

Less Due to Stockholders Current	110,631	188,630

Less Current Portion of Notes Payable	20,128	18,628

Total Long Term Portion of Notes Payable	$131,214	$205,056

Maturities of long-term debt are as follows:

Year Ending		Notes
October 31	Stockholders	Payable	Amount Due

2023	$110,631	20,128	130,759
2024	66,667	20,239	86,906
2025		20,833	20,833
2025		21,449	21,449
2026		2,026	2,026

Total	$177,298	84,675	261,973

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2022 and 2021

DUE TO STOCKHOLDERS

In February 2012, the Company entered into a note payable with Roberta Riccelli for $8,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% for 120 days. This note was extended through a verbal agreement. The loan balance as of October 31, 2022 and 2021 was $3,000.

In January 2013, the Company entered into a note payable with Corinthian Development for $20,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of May 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2022 and 2021 was $10,000.

During August 2017, the Company entered into a note payable agreement with Riccelli Properties, which is wholly owned and operated by the Company’s CEO, Joseph Riccelli, in the amount of $40,672. This amount reflects payments made by Riccelli Properties on the Small Business Association promissory note. Riccelli Properties sold the real estate that was collateral on the promissory note. The note has a term of 6 months and an interest rate of 10%. The loan balance at October 31, 2022 and 2021 was $12,464 and $17,964, respectively.

In August 2019, the Company entered into a note payable with its CEO, Joseph Riccelli, for $36,500. This loan was to be used to fund operations of the Company. This loan has no set maturity date. The loan balance at October 31, 2022 and 2021 was $-0- and $12,500, respectively.

In December 2019, the Company entered into a note payable with its CEO, Joseph Riccelli, for $38,000. This loan was to be used to fund operations of the Company. This loan is due on demand, including interest at 10% with an original repayment date of November 2013. This note was extended through a verbal agreement. The loan balance at October 31, 2022 and 2021 $18,500 and $29,000, respectively.

In December 2020, the Company entered into a note payable agreement with Lawrence Fraser for $200,000. This loan is secured by one of Company’s patent. The term of the loan is three years and with an interest rate of 12% per annum. The loan is to be repaid in yearly installments payable in December annually until maturity December 2023. The loan balance at October 31, 2022 and 2021 $133,334 and $200,000, respectively.

In May 2021, the Company issued a convertible promissory note to Antonio Costa for $50,000. The term of the note is one year with an interest rate of 8% per year. The principal of the loan and any accrued but unpaid interest may be converted into shares of the Company’s common stock. The conversion rate is one share of Company’s common stock for every $.50 of principal and unpaid interest. The loan balance at October 31, 2022 and 2021 $-0- and $50,000, respectively.

NOTES PAYABLE

In July 2005, the Company was approved for a low interest promissory note from the U.S. Small Business Administration in the amount of $280,100. In January 2006 the Company amended the promissory note with the Small Business Administration increasing the principal balance to $430,500. The note bears an annual interest rate of 2.9% and matures on July 13, 2035. Monthly payments, including principal and interest, of $1,820 are due monthly. A payment was made on the note of $40,672 during the year ended October 31, 2017 due to the sale of real estate by Riccelli Properties that was collateral on the promissory note. The loan balance was $84,675 and $90,350 at October 31, 2022 and 2021, respectively. This note is guaranteed by the Company’s CEO.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2022 and 2021

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

Revenues from two customers were approximately 35% and 55% of the Company’s revenues for the fiscal years ended October 31, 2022 and 2021, respectively.

The Company only has one supplier of INSULTEX, the special material which is manufactured for the Company. Additionally, the Company only has one manufacturer that produces house wrap on behalf of the Company in Massachusetts.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2022 and 2021

8.	INCOME TAXES

In prior years, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2021 tax year, fiscal year end October 31, 2022, the Company had net operating loss carryforwards of approximately $7,630,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2037 tax year, fiscal year end October 31, 2038. Effective for tax years ending in 2019 or later, net operating losses cannot be carried back but can be carried forward to future tax years indefinitely. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2022	2021

Net operating loss carryforward	$2,364,537	$2,269,088
Depreciation	—	—
Net deferred tax assets before valuation allowance	2,364,537	2,269,088
Less: Valuation allowance	(2,364,537)	(2,269,088)

Net deferred tax assets	$—	$—

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of October 31, 2022 and 2021, respectively.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2022	2021

Federal statutory rate	21%	21%
Effect of net operating losses	(21%)	(21%)

Effective income tax rate	—	—

The Company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2022 and 2021

9.	COMMITMENTS

The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of our Chief Executive Officer, for $3,500 per month. The lease is based on a verbal agreement with month to month terms. For the fiscal years ended October 31, 2022 and 2021 rent expense totaled $42,000 and $24,500, respectively.

10.	SEGMENT INFORMATION

We have organized our operations into two segments as discussed in Note 1 to the financial statements. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the fiscal years ending October 31, 2022 and 2021:

	2022		2021

Revenues:
Apparel		$65,432	$56,226
Housewrap		193,302	169,375
Total Revenues		$258,734	$225,601

Capital Expenditures:
Apparel	$		$—
Housewrap			—
Total	$		$—

Depreciation:
Apparel		$-0-	$9,410
Housewrap		1,490	23,898
Total		$1,490	$33,308

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2022 and 2021

11.	COMMON STOCK

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

During the fiscal year ended October 31, 2022, the Company sold 460,000 shares of common stock to seven investors for total proceeds of $86,200. The stock was issued between $.17 and $.25 per share. The Company issued 875,000 shares of common stock to eight individuals for services valued at $210,000. The stock was issued between $0.20 and $.25 per share. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set for the restrictions on their transferability and sale.

12.	RELATED PARTY TRANSACTIONS

The Company has entered into various debt agreements with related parties. These agreements are classified as shareholder loans within Note 5 to the financial statements.

The Company has entered into a verbal lease agreement as further discussed in Note 14 to the financial statements.

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

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2022 and 2021

In November 2021, in connection with the FTC litigation, the Company filed an application for attorney fees, expenses and cost in the U.S. District Court for the Western District of Pennsylvania, Case No.2:16-cv-01669-NBF. On June 29, 2022, a settlement order was signed by the Court. Pursuant to the Order, the FTC paid the Company $260,000 to resolve all such claims. The parties agreed to waive all rights to appeal or otherwise challenge or contest the validity of the Order.

14.	RIGHT OF USE ASSETS

The Company entered lease at the time the Company was formed that is classified as right of use asset and lease liability. The lease for the Company’s office space is estimated to be through June 2022. In accordance with ASU 2016-02, the Company calculated the present value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office lease. Effective July 2022, the Company is leasing the property on a month to month basis.

As of October 31, 2022, the right of use assets associated with future operating lease is as follows:

Total present value of right of use asset under lease agreement	$150,496

Amortization of right of use asset	(150,496)

Total right of use asset as of October 31, 2022	$-0-

Less current portion due within one year	-0-

Long-term right of use asset	$-0-

Total amortization expense related to the right of use assets under the verbal lease agreement was $40,962 and $38,775 for the years ended October 31, 2022 and 2021, respectively.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended October 31, 2022 and 2021

15.	LEASE LIABILITY

As disclosed in Note 14, the Company entered into a verbal lease for office space prior to the year ended October 31, 2022 that is classified as a right of use asset and lease liability.

As of October 31, 2022, the lease liability associated with future payments due under the verbal lease is as follows:

Total present value of future lease payments	$150,496

Principal payments made as of the year ended October 31, 2022	(150,496)

Total right of use lease liabilities as of October 31, 2022	$-0-

16.	SUBSEQUENT EVENTS

The Company sold 500,000 shares of common stock for $110,000 in November 2022.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.
Previously reported.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2022, and 2021, or subsequent to October 31, 2022, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	72	Chief Eecutive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman	1 year

Constantine “Dean” P. Kolocouris	52	Director	1 year

Daniel P. Rains	70	Director	1 year

Donald V. Garlotta, PhD. 62 Director 1 year

Robert K. Adams 66 Director 1 year

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

Dr. Garlotta has been a director since February 2022. He is currently the Technical Director at Airex Rubber Products Corporation as well as a technical advisor for the Company. Prior to his role at Airex Rubber Products Corporation, he worked at Lowe’s Home Improvement. He earned a Ph.D. in Polymer Science / Plastics Engineering from the University of Massachusetts at Lowell. He also holds a Master of Science Degree in Polymer Science from the University of Massachusetts at Lowell and a Baccalaureate Degree in Polymer Science from the Pennsylvania State University.

Dr. Garlotta is an author or co-author of several peer-reviewed publications and patents related to biopolymers. He also has experience developing elastomers, water-soluble polymers, syntactic polymer foams and hands-on experience with extrusion and injection molding of plastics.

Mr. Adams has been a director since November 2022. He has worked for the Department of Defense for over thirty years. He graduated from Texas A&I University with a degree in Electrical Engineering.

Delinquent Section 16(a) Reports.

Mr. Adams filed one report late. Mr. Kolocouris filed one report late.

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

Code of Ethics

We have not, as yet adopted a code of ethics. We have only one full time executive officer/ chief financial officer who also acts as our principal accounting officer. To date, our operations have been so minimal and our staff so small that we have not considered a formal standard relating to the conduct of our personnel.

ITEM 11.	EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli CEO, Chairman	2022	$67,700		0	0	0	0	0	$67,700

Joseph Riccelli CEO, Chairman	2021	$67,000	0	30,000	0	0	0	0	$97,700

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

Other than Mr. Riccelli, who is our CEO, and Dr. Garlotta who serves as a consultant to the Company we consider the remaining Directors to be independent.

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

Security Ownership of Management

Title of Class	Name and Address			Amount	Nature	Percent

Common Stock	Joseph Riccelli			7,655,000	Direct	22.3	9%
	Chief Executive Officer
	Chairman	(1)		421,478	Indirect

Common Stock	Constantine” Dean” P. Kolocouris			117,000	Direct	*
	Director

Common Stock	Daniel P. Rains			160,000	Direct	*
	Director

Common Stock	Donald V. Garlotta			70,000	Direct	*
	Director

Common Stock	Robert K. Adams			343,000	Direct	*
	Director

All Directors and Executive Officers as a Group			8,766,478			24,8%

*	Represents less than one percent.

(1)	Represents shares of common stock held in the Gino A. Riccelli Trust. The Trust is for a son of our Chief Financial Officer. Mr. Joseph Riccelli is the trustee of the trust.

By virtue of his stock ownership or control over our stock, Mr. Riccelli may be deemed to “control” the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Audit Fees

The aggregate fees billed for the fiscal years ended October 31, 2022 and 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: During 2022 Isdaner & Co. billed the company $ 7,125 for professional services, (b) , our current auditors, RW Group, LLC billed the Company $ 14,248 for professional services.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

3.1	Revised Certificate of Incorporation****
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested] **
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Haas outdoors, Inc. and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005. ***
10.7	Machinery Purchase Agreement *****
23.1	Consent of RW Group, LLC (filed herewith)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the years ended October 31, 2020 and 2019, (ii) the Balance Sheets at October 31, 2020 and 2019, (iii) the Statements of Cash Flows for the years ended October 31, 2020 and 2019 and (iv) the notes to the Financial Statements.

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008
***	Previously filed as exhibits to Form 10-K/A filed November 23, 2009
****	Previously filed as exhibit to Form 10-K filed February 12, 2015
*****	Previously filed as exhibit to Form 10-K filed January 28, 2016

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC.
(Registrant)

Date: February 13, 20223	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2023	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, and Chairman
of the Board of Directors

Date:	February 13, 2023	By:	/s/ Constantine “Dean” P. Kolocouris
Constantine “Dean” P. Kolocouris
Director

Date:	February 13, 2023	By:	/s/ Daniel P. Rains
Daniel P. Rains
Director

Date:	February 13, 2023	By;	/s/ Donald V. Garlotta
Donald V. Garlotta Director

Date:	February 13, 2023	By:	/s/ Robert K. Adams
Robert K. Adams Director