Form 10-Q
period 2023-01-31
INNOVATIVE DESIGNS INC
filed 2023-03-15
CIK 1190370

A UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2023

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

As of March 13, 2023, there were 35,262,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2023

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
JANUARY 31, 2023 (UNAUDITED) AND OCTOBER 31, 2022

	January 31, 2023	October 31, 2022
ASSETS
CURRENT ASSETS
Cash	$169,395	$263,293
Accounts receivable - net of allowance for doubtful accounts of $-0- and $5,860, respectively	8,067	11,203
Inventory - net of obsolete inventory reserve of $75,468	643,329	494,580

Total current assets	820,791	769,076

PROPERTY AND EQUIPMENT - NET	25,784	5,960

OTHER ASSETS
Inventory on consignment	—	1,625
Deposits on inventory	—	80,000
Advance to employees	13,200	13,200
Deposits on equipment	607,370	607,370
Total other assets	620,570	702,195

TOTAL ASSETS	$1,467,145	$1,477,231

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
JANUARY 31, 2023 (UNAUDITED) AND OCTOBER 31, 2022

	January 31, 2023	October 31, 2022
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$176,152	$162,063
Current portion of notes payable	20,305	20,128
Accrued interest expense	50,992	46,345
Due to stockholders	96,458	110,631
Accrued expenses	3,778	3,778
Total current liabilities	347,685	342,945

LONG-TERM LIABILITIES
Long-term portion of due to stockholders	—	66,667
Long-term portion of notes payable	59,542	64,547
Total long-term liabilities	59,542	131,214

TOTAL LIABILITIES	407,227	474,159

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	—	—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 35,177,560 and 34,650,560 issued and outstanding	3,520	3,467
Additional paid-in capital	11,451,071	11,335,184
Accumulated deficit	(10,394,673)	(10,335,579)
Total stockholders' equity	1,059,918	1,003,072

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,467,145	$1,477,231

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS PERIODS ENDED JANURARY 31, 2023 AND 2022 (UNAUDITED)

	Three Months Ended January 31,
	2023	2022

REVENUES - NET	$71,647	$62,400

OPERATING EXPENSES:
Cost of sales	17,010	32,346
Selling, general and administrative expenses	114,651	150,618
Total Operating Expenses	131,661	182,964

LOSS FROM OPERATIONS	(60,014)	(120,564)

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	7,519	—
Interest expense	(6,599)	(11,476)
Total other income (expense)	920	(11,476)

NET LOSS	$(59,094)	$(132,040)

PER SHARE INFORMATION - BASIC
Net Loss Per Common Share	$(0.002)	$(0.004)

Weighted Average Number of Common Shares Outstanding	34,914,060	33,510,560

PER SHARE INFORMATION - DILUTED
Net Loss Per Common Share	$(0.002)	$(0.004)

Weighted Average Number of Common Shares Outstanding	35,908,060	34,884,560

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS PERIODS ENDED JANUARY 31, 2023 AND 2022 (UNAUDITED)

	Common Stock		Common Stock To be	Additional Paid-in	Accumulated
	Shares	Amount	Issued	Capital	Deficit	Total

Balance at October 31, 2022	34,650,560	$3,467	$—	$11,335,184	$(10,335,579)	$1,003,072

Sale of stock	500,000	50	—	109,950	—	110,000

Shares issued for services	27,000	3		5,937		5,940

Net loss	—	—	—	—	(59,094)	(59,094)

Balance at January 31, 2023	35,177,560	3,520	—	11,451,071	(10,394,673)	1,059,918

Balance at October 31, 2021	33,315,560	3,333	—	11,039,118	(10,110,090)	932,361

Sale of stock	340,000	34	—	60,966	—	61,000

Shares issued for services	50,000	5		9,995		10,000

Net loss	—	—	—	—	(132,040)	(132,040)

Balance at January 31, 2022	33,705,560	3,372	—	11,110,079	(10,242,130)	871,321

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2023 AND 2022 (UNAUDITED)

	For the Three Month Periods
	Ended
	January 31, 2023	January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,094)	(132,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	5,940	10,000
Depreciation	769	373
Amortization of right of use asset	—	10,031
Bad debt		—
Gain on sale of asset	(7,519)
(Increase) decrease from changes in:
Accounts receivable	3,136	(8,282)
Inventory	(147,124)	(5,686)
Deposits on inventory	80,000	(30,000)
Increase (decrease) from changes in:
Accounts payable	14,089	9,672
Lease liability	—	(10,031)
Accrued interest expense	4,647	(3,389)
Accrued expenses	—	(15,508)
Net cash used in operating activities	(105,156)	(174,860)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(20,593)	—
Gain on disposal of equipment	7,519	—
Net cash used in investing activities	(13,074)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	110,000	61,000
Payments on stockholder advances	(80,840)	(76,666)
Payments on notes payable	(4,828)	—
Net cash provided by financing activities	24,332	(15,666)

Net change in cash	(93,898)	(190,526)

CASH, BEGINNING OF PERIOD	263,293	480,451

CASH, END OF THE PERIOD	$169,395	$289,925

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1,953	$14,865

Non-cash investment activities - common stock issue for services	$5,940	$10,000

Cash paid during period for taxes	$—	$—

	$—

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2023 and 2022 (Unaudited)

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of January 31, 2023, the changes therein for the three periods then ended and the results of operations for the three periods ended January, 2023 and 2022.

The condensed financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2022. The results of operations for the three periods ended January, 2023 and 2022 are not necessarily indicative of operating results for the full year.

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

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss of ($59,094) and a negative cash flow from operations of ($105,156) for the three month period ended January 31, 2023. In addition, the Company has an accumulated deficit of ($10,394,673). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $-0- and $5,860 January 31, 2023 and October 31, 2022, respectively. Management has applied an allowance on all balances in excess of 90 days.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2023 and 2022 (Unaudited)

NOTE 5.	OPENING AND CLOSING BALANCES OF RECEIVABLES

The opening balance of accounts receivables was $11,203 which was net of the allowance for doubtful accounts of $5,860. The ending balance of accounts receivable for the three month period ending January 31, 2023 was $8,067. There was not an allowance for doubtful accounts at the end of the period.

NOTE 6.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has discontinued the manufacturing of its hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory at January 31, 2023 and October 31, 2022 of $75,468. Management has determined that no allowance is currently necessary on their House Wrap Inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

NOTE 7.	EARNINGS PER SHARE

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260 ”Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 994,000 and 1,254,000 as of January 31, 2023 and 2022, respectively. The Company has calculated diluted earnings per share utilizing the outstanding stock warrants and convertible debt.

NOTE 8.	INCOME TAXES

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

NOTE 9.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $15,125 and $8,647 for the three month periods ended January 31, 2023 and 2022, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2023 and 2022 (Unaudited)

NOTE 10.	COMMON STOCK

During the three month period ended January 31, 2023, the Company sold 500,000 shares of common stock to one investor for total proceeds of $110,000 and issued 27,000 shares to one investor for services. The stock was issued at $0.22 per share.

During the three month period ended January 31, 2022, the Company sold 340,000 shares of common stock to five investors for total proceeds of $61,000 and issued 50,000 shares to one investor for services. The stock was issued between $0.17 and $0.25 per share.

NOTE 11.	DEPOSITS ON EQUIPMENT

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

During 2022, the company has made a separate deposit on a different piece of equipment of $7,370.

Total deposits on Equipment as of January 31, 2023 and January 31, 2022 were $607,370 and $600,000, respectively.

NOTE 12.	RIGHT OF USE ASSETS

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

The following tables present our business segment information for the three month periods ended January 31, 2023 and 2022:

	2023	2022

Revenues:
Apparel	$25,364	$45,272
House Wrap	46,283	17,128
Total Revenues	$71,647	$62,400

Assets:
Apparel	$75,972	$134,245
House Wrap	1,391,173	1,391,270
Total	$1,467,145	$1,525,515

Depreciation:
Apparel	$-0-	$-0-
House Wrap	769	373
Total	$769	$373

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three Month Periods Ended January 31, 2023 and 2022 (Unaudited)

NOTE 14.	LEGAL PROCEEDINGS

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

NOTE 15.	RELATED PARTY SALES

During the three month period ending January 31, 2023, the company sold apparel and house wrap to a shareholder. The amount total amount of the related party sale was approximately $3,275.

NOTE 15.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through March 10, 2023, which is the date the condensed financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Completing the development, design and prototypes of our products,

●	Obtaining retail stores or sales agents to offer and sell our products,

●	Developing our website to sell more of our products.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three-Month Period Ended January 31, 2023, with the Three Month Period Ended January 31, 2022

	Three Month		Three Month
	Period Ended		Period Ended
	January 31,	% of	January 31,	% of	Increase
	2023	Sales	2022	Sales	(Decrease)	% Change

REVENUE - NET	$71,647	100%	$62,400	100%	$9,247	15%

OPERATING EXPENSES
Cost of sales	17,010	24%	32,346	52%	(15,336)	-47%
Selling, general and
administrative expenses	113,882	159%	150,246	241%	(36,364)	-24%
	130,892	183%	182,592	293%	(51,700)	-28%

(Loss) Income from operations	(59,245)	-83%	(120,192)	-193%	60,947	-51%

Other income (expense)	7,519	10%	—	0%	7,519	100%
Other Expense
Interest expense	(6,599)	-9%	(11,476)	-18%	4,877	-42%
Depreciation expense	(769)	-1%	(372)	-1%	(397)	107%

Net (Loss) Income	$(59,094)	-82%	$(132,040)	-212%	$72,946	-55%

Revenues for the three-month period ended January 31, 2023, was $71,647 compared to revenues of $62,400 for the three-month period ended January 31, 2022. The increase in revenue is primarily attributable to more sales of our House Wrap product. See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three-month period ended January 31, 2022, was ($ 132,040) compared to a net loss of ($ 35,965) for the same period in 2021.

Our selling, general and administrative expenses were $114,651 for the three-month period ended January 31, 2023, compared to $150,618 for the three-month period ended January 31, 2022. Professional fees for the three-month period ended January 31, 2023, were $19,481 compared to $40,610 for the three-month period ended January 31, 2022. The decrease is primarily a result of lower accounting and legal costs. Salary was $35,773 for the three-months ended January 31, 2023 compared to $43,284 for the three months ended January 31, 2022.

Liquidity and Capital Resources

During the three-month period ended January 31, 2023, we funded our operations from revenues from sales, and sale of our common stock.

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

We also must purchase new quality control testing equipment for our House Wrap Product line which we estimate may cost approximately $100,000. However, we have not as yet received a quote from the vendor. We have placed a $7,000 deposit with the vendor. Once the equipment is built it will have to go through a certification process.

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

                    See Legal Proceedings set forth in Part I Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

ITEM 1A	Risk Factors

            As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                     See Part II Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

ITEM 3.	Defaults upon Senior Securities

                None

Item 4	Mine Safety Disclosures

                 Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

As of January 31, 2023, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

ITEM 6.	EXHIBITS

*3.1	Revised Certificate of Incorporation

**3.2	By-Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer

31.2	Rule 13a-14a Certification of Chief Financial Officer and Principal Accounting Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

32.2	Section 1350 Certification of Chief Financial Officer and Chief Accounting Officer

*	Incorporated by reference to the Company’s Form 10-K filed February 12, 2015

**	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

99***	Incorporated by reference to the Company’s Current Report on Form 8-k, filed November4, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: March 15, 2023	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer and Chief Financial Officer