Form 10-Q
period 2023-04-30
INNOVATIVE DESIGNS INC
filed 2023-07-07
CIK 1190370

A UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2023

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

As of July 5, 2023, there were 36,177,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2023

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
APRIL 30, 2023 (UNAUDITED) AND OCTOBER 31, 2022

	April 30, 2023	October 31, 2022
ASSETS
CURRENT ASSETS
Cash	$65,007	$263,293
Accounts receivable	1,909	11,203
Inventory - net of obsolete inventory reserve of $75,468	629,980	494,580
Total current assets	696,896	769,076

PROPERTY AND EQUIPMENT - NET	25,015	5,960

OTHER ASSETS
Inventory on consignment	—	1,625
Deposits on inventory	—	80,000
Advance to employees	13,200	13,200
Deposits on equipment	646,944	607,370
Total other assets	660,144	702,195

TOTAL ASSETS	$1,382,055	$1,477,231

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED BALANCE SHEETS
APRIL 30, 2023 (UNAUDITED) AND OCTOBER 31, 2022

	April 30, 2023	October 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$210,806	$162,063
Current portion of notes payable	19,949	20,128
Accrued interest expense	51,763	46,345
Due to stockholders	79,668	110,631
Accrued expenses	17,741	3,778
Total current liabilities	379,927	342,945

LONG-TERM LIABILITIES
Long-term portion of due to stockholders	—	66,667
Long-term portion of notes payable	54,801	64,547
Total long-term liabilities	54,801	131,214

TOTAL LIABILITIES	434,728	474,159

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	—	—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 35,177,560 and 34,650,560 issued and outstanding	3,520	3,467
Common stock to be issued	—	—
Additional paid-in capital	11,451,072	11,335,184
Accumulated deficit	(10,507,265)	(10,335,579)
Total stockholders’ equity	947,327	1,003,072

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,382,055	$1,477,231

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED APRIL 30, 2023 AND 2022 (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022

REVENUES - NET	$27,249	$37,717	$98,896	$100,116

OPERATING EXPENSES:
Cost of sales	13,349	21,314	30,359	53,659
Selling, general and administrative expenses	121,859	279,955	236,511	430,574
Total Operating Expenses	135,208	301,269	266,870	484,233

LOSS FROM OPERATIONS	(107,959)	(263,552)	(167,974)	(384,117)

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	—	—	7,519	—
Interest expense	(4,632)	(12,264)	(11,231)	(23,740)
Total other income (expense)	(4,632)	(12,264)	(3,712)	(23,740)

NET LOSS	$(112,591)	$(275,816)	$(171,686)	$(407,857)

PER SHARE INFORMATION - UNDILUTED
Net Loss Per Common Share	$(0.003)	$(0.008)	$(0.005)	$(0.012)

Weighted Average Number of Common Shares Outstanding	35,177,560	33,845,560	35,177,560	33,845,560

PER SHARE INFORMATION - DILUTED
Net Loss Per Common Share	$(0.003)	$(0.008)	$(0.005)	$(0.012)

Weighted Average Number of Common Shares Outstanding	35,908,060	34,902,893	35,908,060	34,902,893

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED APRIL 30, 2023 AND 2022 (UNAUDITED)

	Common Stock		Common Stock To be	Additional Paid-in	Accumulated
	Shares	Amount	Issued	Capital	Deficit	Total

Balance at October 31, 2022	34,650,560	$3,467	$—	$11,335,184	$(10,335,579)	$1,003,072

Sale of stock	500,000	50	—	109,950	—	110,000

Shares issued for services	27,000	3		5,937		5,940

Net loss	—	—	—	—	(59,094)	(59,094)

Balance at January 31, 2023	35,177,560	3,520	—	11,451,071	(10,394,673)	1,059,918

Sale of stock	—	—		—		—

Shares issued for services	—	—		—		—

Net loss	—	—	—	—	(112,591)	(112,591)

Balance at April 30, 2023	35,177,560	$3,520	$—	$11,451,071	$(10,507,264)	$947,327

Balance at October 31, 2021	33,315,560	$3,333	$—	$11,039,118	$(10,110,090)	$932,361

Sale of stock	340,000.00	34.00	—	60,966.00	—	61,000

Shares issued for services	50,000	5		9,995		10,000

Net loss	—	—	—	—	(132,040)	(132,040)

Balance at January 31, 2022	33,705,560	3,372	—	11,110,079	(10,242,130)	871,321

Sale of stock	120,000	12		25,188		25,200

Shares issued for services	700,000	70		174,930		175,000

Net loss	—	—	—	—	(275,816)	(275,816)

Balance at April 30, 2022	34,525,560	$3,454	$—	$11,310,197	$(10,517,946)	$795,705

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2023 AND 2022 (UNAUDITED)

	Six Months Ended April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(171,686)	$(407,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	—	—
Common stock issued for services	5,940	185,000
Depreciation	1,537	745
Amortization of right of use asset	—	20,200
Gain on sale of asset	(7,519)	—
(Increase) decrease from changes in:
Accounts receivable	9,294	(6,774)
Inventory	(133,775)	(19,745)
Deposits on inventory	80,000	(30,000)
Increase (decrease) from changes in:
Accounts payable and accrued expenses	62,707	5,672
Accrued interest expense	5,418	3,923
Net cash used in operating activities	(148,084)	(248,836)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(20,592)	—
Deposits on equipment	(39,574)	—
Gain on sale of equipment	7,519	—
Net cash used in investing activities	(52,647)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	110,000	86,200
Proceeds from shareholder advances	—	—
Payments on shareholder advances	(97,630)	(79,666)
Payment on lease liability	—	(20,200)
Proceeds on notes payable	—	1,818
Payments on notes payable	(9,925)	—
Net cash provided by financing activities	2,445	(11,848)

Net change in cash	(198,286)	(260,684)

CASH, BEGINNING OF YEAR	263,293	480,451

CASH, END OF THE PERIOD	$65,007	$219,767

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,813	$19,817

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2023 and 2022 (Unaudited)

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s financial position as of April 30, 2023, the changes therein for the three and six month periods then ended and the results of operations for the three and six month periods ended April 30, 2023 and 2022.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Innovative Designs, Inc.’s annual report on Form 10-K for the fiscal year ended October 31, 2022. The results of operations for the three and six month periods ended April 30, 2023 and 2022 are not necessarily indicative of operating results for the full year.

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss of $(171,686) and a negative cash flow of $(198,286) for the six month period ended April 30, 2023. In addition, the Company has an accumulated deficit of $(10,507,265). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.	ACCOUNTS RECEIVABLE

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days of $-0- and $5,860 as of the April 30, 2023 and October 31, 2022. Management has applied an allowance on all balances in excess of 90 days.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2023 and 2022 (Unaudited)

NOTE 5.	OPENING AND CLOSING BALANCE OF RECEIVABLES

The opening balance of accounts receivables was $11,203 which was net of the allowance for doubtful accounts of $5,860. The ending balance of accounts receivable for the six month period ending April 30, 2023 was $1,909. There was not an allowance for doubtful accounts at the end of the period.

NOTE 6.	INVENTORY

Inventory consists principally of purchased apparel inventory and House Wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its Artic Armor, hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory at April 30, 2023 and October 31, 2022 of $75,468. Management has determined that no allowance is currently necessary on their House Wrap Inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

NOTE 7.	EARNINGS PER SHARE

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260 ”Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. In 2021 the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 994,000 as of April 30, 2023 and 2022. The Company has calculated diluted earnings per share utilizing the outstanding stock warrants and convertible debt.

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With House Wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $19,444 and $13,390 for the six month periods ended April 30, 2023 and 2022, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2023 and 2022 (Unaudited)

NOTE 10.	COMMON STOCK

During the six month period ended April 30, 2023, the Company sold 500,000 shares of common stock to one investor for total proceeds of $110,000 and issued 27,000 shares to one investor for services. The stock was issued at $0.22 per share.

During the six month period ended April 30, 2022, the Company sold 460,000 shares of common stock to seven investors for total proceeds of $86,200 and issued 750,000 shares to eight individuals for services. The stock was issued between $0.17 and $0.25 per share.

NOTE 11.	DEPOSITS ON EQUIPMENT

On July 12, 2015, the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2018, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. In February 2023, the Company made an additional prepayment of $10,000 on the equipment and owes an additional $73,000 for the installation of the equipment. In During 2019, the Company determined the shipping costs of $17,000 were impaired and these costs were written down.

During the fiscal year ending October 31, 2022 the Company made deposits on a separate piece of equipment of $7,370. During the two quarters ending April 30, 2023, the Company made additional deposits of $29,274 on this piece of equipment. Total deposits for this piece equipment as April 30, 2023 total $36,644.

Total deposits made for the two quarters ending April 30, 2023 total $39,274.

Total overall deposits on Equipment as of April 30, 2023 and April 30, 2022 were $646,944 and $600,000, respectively.

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

Three and Six Month Periods Ended April 30, 2023 and 2022 (Unaudited)

NOTE 13.	SEGMENT INFORMATION

We have organized our operations into two segments. We rely on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present our business segment information for the six month periods ended April 30, 2023 and 2022:

	2023	2022

Revenues:
Apparel	$30,403	$52,685
House Wrap	68,493	47,431
Total Revenues	$98,896	$100,116

Assets:
Apparel	$90,746	$109,614
House Wrap	1,291,309	1,347,753
Total	$1,382,055	$1,457,367

Depreciation:
Apparel	$-0-	$-0-
House Wrap	1,537	745
Total	$1,537	$745

INNOVATIVE DESIGNS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Three and Six Month Periods Ended April 30, 2023 and 2022 (Unaudited)

NOTE 14.	LEGAL PROCEEDINGS

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

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through June 28, 2023 which is the date financial statements were available to be issued. The Company identified no material subsequent events that require recognition or additional disclosure in these financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding future results of operation, made in this Quarterly Report on Form 10-Q are forward-looking statements. We use words such as expects, believes, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, competition in our cold weather markets, our ability to sell out HouseWrap product line, our inability to secure sufficient funding to maintain and/or expand our current level of operations and the seasonality of our cold weather product line. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise except as required by law.

Background

Innovative Desings, Inc. (herein after referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We produce, market and sell products made from Insultex, which is a low-density polyethylene semi-crystalline, closed cell foam in which the cells are totally evacuated with buoyancy and thermal resistant properties. Other than Korea and Japan, we are the sole worldwide supplier/ distributor of the Insultex material. Our main product line is a house wrap, Insultex House Wrap, for the building construction industry. Insultex House Wrap is a multi-ply weatherization membrane that provides a protective layer under a building’s outer covering that resists water and air infiltration, preventing mold and mildew buildup that can cause structural rotting. What differentiates Insultex House Wrap from its competition is the fact that it offers an R-Value of R-6. R-value is a term used to measure thermal resistance and is most commonly used when referring to the insulating qualities of a building structure, thus increasing energy efficiency. We also sell a cold weather line of outdoor apparel and cold weather gear call Artic Armor made using Insultex. We no longer produce this line and are only selling from our remaining inventory. The fact that Insultex is a thermal insulation means it has many other applications such as other clothing apparel, tents and sleeping bags. It can also be used in refrigerated environments where keeping the temperature low is a requirement.

Results of Operations

Comparison of the Three-Month Period Ended April 30, 2023, with the Three Month Period Ended April 30, 2022.

The following table shows a comparison of the results of operations between the three month periods ended April 30, 2023 and April 30, 2022:

	Three Month		Three Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2023	Sales	2022	Sales	(Decrease)	% Change

REVENUE - NET	$27,249	100%	$37,717	100%	$(10,468)	-28%

OPERATING EXPENSES
Cost of sales	13,349	49%	21,314	57%	(7,965)	-37%
Selling, general and administrative expenses	121,091	444%	279,582	741%	(158,491)	-57%
	134,440	493%	300,896	798%	(166,456)	-55%

(Loss) Income from operations	(107,191)	-393%	(263,179)	-698%	155,988	-59%

Other income (expense)		0%		0%	—	0%
Other Expense
Interest expense	(4,632)	-17%	(12,264)	-33%	7,632	-62%
Depreciation expense	(768)	-3%	(373)	-1%	(395)	106%

Net (Loss) Income	$(112,591)	-413%	$(275,816)	-731%	$163,225	-59%

Revenues for the three month period ended April 30, 2022, were $27,249 compared to revenues of $37,717 for the three month period ended April 30, 2022. The decrease in revenue is attributable to fewer sales of our apparel products.

Revenues for the first part of the third quarter of 2023 through June 26, 2023, are approximately 437% higher than revenues for the second quarter. We expect revenues to continue to increase primarily from sales of our House Wrap product line as we increase our distribution network, get repeat orders from existing distributors and customers and increase sales to contractors and builders.

Our selling, general and administrative expenses (“SG&A”) were $121,091 for the three months ended April 30, 2023, compared to $279,582 for the three month period ended April 30, 2022. Professional fees for the period ended April 30, 2023, were $21,982 compared to $36,595 for the three month period ended April 30, 2022. Travel expenses were $16,422 for the period.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Six-Month Period Ended April 30, 2023, with the Six -Month Period Ended April 30, 2022.

	Six Month		Six Month
	Period Ended		Period Ended
	April 30,	% of	April 30,	% of	Increase
	2023	Sales	2022	Sales	(Decrease)	% Change

REVENUE - NET	$98,896	100%	$100,116	100%	$(1,220)	-1%

OPERATING EXPENSES
Cost of sales	30,359	31%	53,659	54%	(23,300)	-43%
Selling, general and administrative expenses	234,974	238%	429,829	429%	(194,855)	-45%
	265,333	268%	483,488	483%	(218,155)	-45%

Loss from operations	(166,437)	-168%	(383,372)	-383%	216,935	-57%

Other income (expense)	7,519	8%	—	0%	7,519	0%
Other Expense
Interest expense	(11,231)	-11%	(23,740)	-24%	12,509	-53%
Depreciation expense	(1,537)	-2%	(745)	-1%	(792)	106%

Net Loss	$(171,686)	-174%	$(407,857)	-407%	$236,171	-58%

Revenues for the six-month period ended April 30, 2023, were $98,896 compared to revenues of $100,116 for the six month period ended April 30, 2022. See Note 13 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales.

SG&A expenses were $234,974 for the six month period ended April 30, 2023, compared to $429,829 for the six month period ended April 30, 2022. Professional fees for the six month period ended April 30, 2023, were $40,610 compared to $41,463 for the six month period ended April 30, 2022.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the three month period ended April 30, 2023, we funded our operations from revenues.

Subsequent to the period, in May, we sold our common stock and raised $100,000 in proceeds. In June an investor exercised warrants to purchase 40,000 shares of our common stock for total proceeds of $18,000.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our INSULTEX products and to purchase equipment needed for the manufacture of the INSULTEX product. The Company reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates Insultex. The Company took delivery of the equipment in December 2015. The Company will have to have the machine installed and ensure that it can be operated in compliance with all environmental rules and regulations. It is the Company intentions to have the equipment operational but cannot currently provide a time estimate. Among the factors affecting the time estimate are the financial resources available to the Company, finding a suitable facility and bringing technical personnel from abroad to install the equipment. The Company has currently made deposits of $600,000 on the equipment. The Company has incurred $17,000 of additional expenses related to shipping. During the period our CEO traveled to Indonesia to inspect the manufacturing facility of the Ketut Group where Insultex is currently produced. He also discussed with Ketut management the plans for the Company to install in the United States the machinery and equipment utilized to produce the Insultex material and for Ketut to arrange for the technical personal needed to assist in the installation. The Company is currently looking for a suitable site for the onshore manufacturing of Insultex. It is also seeking the financing needed to accomplish the installation which is estimated to cost between 1.5 to 2 million dollars.

The Company will produce INSULTEX under its own brand name. See Note 11 of the Notes to the Condensed Financial Statements.

We must purchase new quality control testing equipment for our products. The vendor is currently working on the project. It is expected that the equipment will be ready for beta testing in approximately the next three to four weeks, although no assurance can be given. After such testing is complete the certification process can begin. We have paid approximately $39,000 as of June 26, 2023, for the equipment.

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

ITEM 1A Risk Factors

See Risk factors set forth in Part I Item 1A of the Company’s Annual report on Form 10-K for the fiscal year ended October 31, 2022.

INNOVATIVE DESIGNS, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 30, 2023, we sold 500,000 Units to one investor. Each Unit consists of one share of common stock and one common stock purchase warrant. The warrants have a term of three years and an exercise price of $.20 per warrant. We received $100,000 in proceeds from the sale. On June 23, 2023, an investor exercised warrants and was issued 40,000 shares of our common stock. We received $18,000 in total proceeds.

We relied on Section 4(2) of the Securities Act of 1933, as amended and Regulation D, Rule 506 (c)) promulgated thereunder.

ITEM 3. Defaults upon Senior Securities

None

Item 4 Mine Safety Disclosures

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended April 30, 2023, our principal executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions.

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

Innovative Designs, Inc.
Registrant

Date: July 7, 2023	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer

