Form 10-Q
period 2023-07-31
INNOVATIVE DESIGNS INC
filed 2023-09-25
CIK 1190370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2023

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

As of September 22, 2023, there were 36,417,560 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2023

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS
FOR THE QUARTER ENDED

JULY 31, 2023

INNOVATIVE DESIGNS, INC.

CONDENSED BALANCE SHEETS
JULY 31, 2023 (UNAUDITED) AND OCTOBER 31, 2022

	July 31, 2023	October 31, 2022

ASSETS

CURRENT ASSETS:
Cash	$178,817	263,293
Accounts receivable, net	82	11,203
Inventory, net	588,874	494,580

Total current assets	767,773	769,076

PROPERTY AND EQUIPMENT, net	24,247	5,960

OTHER ASSETS:
Inventory on consignment	—	1,625
Deposits on inventory	—	80,000
Advance to employees	13,200	13,200
Deposits on equipment	719,944	607,370

Total other assets	733,144	702,195

TOTAL	$1,525,164	$1,477,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$275,487	$162,063
Current portion of note payable	20,265	20,128
Accrued interest of stockholder loans	54,073	46,345
Current portion of stockholder loans	71,668	110,631
Accrued expenses	3,778	3,778

Total current liabilities	425,271	342,945

LONG-TERM LIABILITIES:
Long-term portion of note payable	49,530	64,547
Long-term portion of stockholder loans	—	66,667

Total long-term liabilities	49,530	131,214

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value,
25,000,000 shares authorized	—	—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 36,092,560 and 34,650,560 issued and outstanding	3,612	3,467
Common stock to be issued	—	—
Additional paid-in capital	11,637,980	11,335,184
Accumulated deficit	(10,591,228)	(10,335,579)

Total stockholders’ equity	1,050,363	1,003,072

TOTAL	$1,525,164	$1,477,231

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JULY 31, 2023 AND 2022 (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022

REVENUES, net	$124,650	$135,048	$223,546	$235,164

OPERATING EXPENSES:
Cost of sales	76,480	56,224	106,839	109,884
Selling, general and administrative expenses	124,944	115,384	359,917	545,212

Total operating expenses	201,424	171,608	466,756	655,096

Income (loss) from operations	(76,774)	(36,560)	(243,210)	(419,932)

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)	—	260,000	7,519	260,000
Interest expense	(6,421)	(10,710)	(17,652)	(34,450)
Depreciation	(769)	(373)	(2,306)	(1,118)

Total other income (expense)	(7,190)	248,917	(12,439)	224,432

Net income (loss)	$(83,964)	$212,357	$(255,649)	$(195,500)

PER SHARE INFORMATION - UNDILUTED:
Net income (loss) per common share	(0.002)	0.006	$(0.007)	$(0.006)

Weighted average number of common shares outstanding	35,656,821	33,845,560	35,339,663	33,845,560

PER SHARE INFORMATION - DILUTED:
Net income (loss) per common share	(0.002)	0.006	$(0.007)	$(0.006)

Weighted average number of common shares outstanding	36,633,430	34,902,893	36,153,406	34,902,893

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED JULY 31, 2023 AND 2022 (UNAUDITED)

	Common Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	To Be Issued	Capital	Deficit	Total

Balance at October 31, 2022	34,650,560	$3,467	$—	$11,335,184	$(10,335,579)	$1,003,072

Sale of stock	500,000	50	—	109,950	—	110,000

Shares issued for services	27,000	3	—	5,937	—	5,940

Net income (loss)	—	—	—	—	(59,094)	(59,094)

Balance at January 31, 2023	35,177,560	3,520	—	11,451,071	(10,394,673)	1,059,918

Sale of stock	—	—	—	—	—	—

Shares issued for services	—	—	—	—	—	—

Net income (loss)	—	—	—	—	(112,591)	(112,591)

Balance at April 30, 2023	35,177,560	3,520	—	11,451,071	(10,507,264)	947,327

Sale of stock	695,000	70	—	140,931	—	141,000

Exercise of warrants	40,000	4	—	9,996	—	10,000

Shares issued for services	180,000	18	—	35,982	—	36,000

Net income (loss)	—	—	—	—	(83,964)	(83,964)

Balance at July 31, 2023	36,092,560	3,612	—	11,637,980	(10,591,228)	1,050,363

Balance at October 31, 2021	33,315,560	$3,333	$—	$11,039,118	$(10,110,090)	$932,361

Sale of stock	340,000	34	—	60,966	—	61,000

Shares issued for services	50,000	5	—	9,995	—	10,000

Net income (loss)	—	—	—	—	(132,040)	(132,040)

Balance at January 31, 2022	33,705,560	3,372	—	11,110,079	(10,242,130)	871,321

Sale of stock	120,000	12	—	25,188	—	25,200

Shares issued for services	700,000	70	—	174,930	—	175,000

Net income (loss)			—	—	(275,816)	(275,816)

Balance at April 30, 2022	34,525,560	3,454	—	11,310,197	(10,517,946)	795,705

Sale of stock	—	—	—	—	—	—

Shares issued for services	—	—	—	—	—	—

Net income (loss)	—	—	—	—	212,357	212,357

Balance at July 31, 2022	34,525,560	$3,454	$—	$11,310,197	$(10,305,589)	$1,008,062

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2023 AND 2022 (UNAUDITED)

	Nine Months Ended July 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(255,649)	$(195,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	—	—
Common stock issued for services	41,940	185,000
Depreciation	2,306	1,118
Amortization of right of use asset	—	30,510
Gain on sale of asset	(7,519)	—
(Increase) decrease from changes in:
Accounts receivable	11,121	(8,412)
Inventory	(92,669)	11,104
Deposits on inventory	80,000	(40,000)
Receivable due	—	(260,000)
Increase (decrease) from changes in:
Accounts payable and accrued expenses	113,424	45,826
Accrued interest expense	7,728	(2,640)

Net cash provided by (used in) operating activities	(99,318)	(232,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equpment	(20,593)	—
Deposits on equipment	(112,574)	(7,370)
Proceeds from sale of equipment	7,519	—

Net cash provided by (used in) investing activities	(125,648)	(7,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	261,000	86,200
Payments on shareholder advances	(105,630)	(135,667)
Payments on lease liability	—	(30,510)
Proceeds on notes payable	—	1,818
Payments on notes payable	(14,880)	(2,418)

Net cash provided by (used in) financing activities	140,490	(80,577)

NET INCREASE (DECREASE) IN CASH	(84,476)	(320,941)

CASH, BEGINNING OF YEAR	263,293	480,451

CASH, END OF THE PERIOD	$178,817	$159,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$9,924	$37,090

Non-cash financing activities - common stock issued for services	$41,940	$185,000

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s (the “Company”) financial position as of July 31, 2023, the changes therein for the three and nine month periods then ended and the results of operations for the three and nine month periods ended July 31, 2023 and 2022.

The financial statements included in the Form 10-Q (the “Form”) are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2022. The results of operations for the three and nine month periods ended July 31, 2023 and 2022 are not necessarily indicative of operating results for the full year.

2.	GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss of ($255,649) and a negative cash flow of ($84,476) for the nine month period ended July 31, 2023. In addition, the Company has an accumulated deficit of ($10,591,228). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	ACCOUNTS RECEIVABLE

Accounts receivable are reported at their net realizable value. The Company evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days. There were no balances over 90 days as July 31, 2023. As of October 31, 2022, balances over 90 days totaled $5,860 which have been recorded as an allowance.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

4.	OPENING AND CLOSING BALANCE OF RECEIVABLES

The opening balance of accounts receivable was $11,203 which was net of the allowance for doubtful accounts of $5,860. The ending balance of accounts receivable for the nine month period ended July 31, 2023 was $82. There was not an allowance for doubtful accounts at the end of the period.

5.	INVENTORY

Inventory consists principally of purchased apparel inventory and house wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its Artic Armor, hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory as of July 31, 2023 and October 31, 2022 of $75,468. Management has determined that no allowance is currently necessary on the house wrap inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

6.	WARRANTIES

The Company provides a ten-year limited warranty covering defects in workmanship. These warranties are included in the contract and do not provide customers with a service in addition to assurance of compliance with agreed-upon specifications. The Company does not consider these assurance-type warranties to be separate performance obligations.

Management has determined that no warranty reserve is currently necessary on the Company’s products. Management will continue to evaluate the need for a warranty reserve throughout the year and make adjustments as needed.

7.	NOTE PAYABLE

During 2005, the Company entered into an agreement with the U.S. Small Business Association. The note is payable in monthly installments of $1,820 with the balance due and payable in November 2026, at an interest rate of 2.60%.

8.	STOCKHOLDER LOANS

Stockholder loans to the Company, including accrued interest totaled $125,741 and $226,793 as of July 31, 2023 and 2022, respectively. The loans bear interest between 10% and 12%.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

9.	REVENUES

Revenues are measured based on the amount of consideration specified in a contract with a customer. The Company recognizes revenue when and as performance obligations (i.e., obligations to transfer goods and/or services) are satisfied, which generally occurs with the transfer of control of the goods or services to the customer.

To determine proper revenue recognition, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether a combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment, and the decision to combine contracts or separate a combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. Contracts are considered to contain a single performance obligation if the promise to transfer individual goods or services is not separately identifiable from other promises in the contracts.

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract.

10.	EARNINGS PER SHARE

The Company calculates net loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260, “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 954,000 and 994,000 as of July 31, 2023 and 2022, respectively. The Company has calculated diluted earnings per share utilizing the outstanding stock warrants and convertible debt.

11.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”, which requires an asset and liability approach for financial reporting purposes.

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

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

12.	SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With house wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $27,070 and $21,199 for the nine month periods ended July 31, 2023 and 2022, respectively.

13.	COMMON STOCK

During the nine month period ended July 31, 2023, the Company sold 645,000 shares of common stock to four investors for total proceeds of $131,000, one investor exercised 40,000 warrants for stock for total proceeds of $10,000, and 230,000 shares were issued to two investors for services. The stock was issued between $0.20 and $0.25 per share.

During the nine month period ended July 31, 2022, the Company sold 460,000 shares of common stock to seven investors for total proceeds of $86,200 and issued 750,000 shares to eight individuals for services. The stock was issued between $0.17 and $0.25 per share.

14.	DEPOSITS ON EQUIPMENT

On July 12, 2015, the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2018, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment. During 2019, the Company determined the shipping costs of $17,000 were impaired and these costs were written off the balance due. In February 2023, the Company made an additional prepayment of $10,000 on the equipment and owes an additional $73,000 for the installation of the equipment.

During the fiscal year ending October 31, 2022, the Company made deposits on a separate piece of equipment of $7,370. During the three quarters ended July 31, 2023, the Company made additional deposits of $29,574 on this piece of equipment. Total deposits for this piece equipment as of July 31, 2023 total $36,944.

Total deposits made for the three quarters ended July 31, 2023 total $112,574.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Total overall deposits on equipment as of July 31, 2023 and 2022 were $719,944 and $607,370, respectively.

15.	LEASE

FASB ASC Topic 842, “Leases”, establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the condensed balance sheets. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets are reduced each period by an amount equal to the difference between the lease expense and the amount of interest expense on the lease liability, using the effective interest method. The Company used the average commercial real estate interest rate of 5.50% to calculate the present value of the lease. The Company recognizes lease expense on a straight-line basis over the leased term on the condensed statements of operations.

The Company entered into a lease for office space at the time the Company was formed through June 2022. Effective July 2022, the Company is leasing the office space on a month to month basis. As a result, the Company has elected to apply the short-term lease exemption to its lease of the facilities and therefore has not recorded a ROU asset and related lease liability.

16.	SEGMENT INFORMATION

The Company has organized operations into two segments based on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present the Company’s business segment information for the nine month period ended July 31, 2023 and 2023:

	2023	2022
Revenues:
Apparel	$31,105	$59,126
House wrap	192,441	176,038

Total revenues	$223,546	$235,164

Assets:
Apparel	$167,822	$81,045
House wrap	1,318,342	1,546,171

Total assets	$1,486,164	1,627,216

Depreciation:
Apparel	$—	$—
House wrap	2,306	1,118

Total depreciation	$2,306	$1,118

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

17.	LEGAL PROCEEDINGS

On November 4, 2016, the Federal Trade Commission (“FTC”) filed a complaint against the Company in the U.S. District Court Western District of Pennsylvania, Case number 16-1669. In the complaint, the FTC alleges that, among other matters, the Company did not have substantiation of claims made by the Company regarding the R value and energy efficiency of its INSULTEX house wrap products. The complaint asks to redress a rescission of revenue the Company received from the sale of the house wrap and a permanent injunction. On September 24, 2020, a judgment was entered in favor of the Company as to all claims set forth in the FTC complaint. It was further ordered that as there were no remaining claims in the action the case shall be marked as closed.

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

On July 22, 2021, the Registrant was informed that the U.S. Court of Appeals for the Third District affirmed the District Court’s ruling in favor of the Registrant. The ruling was in connection with the FTC complaint filed against the Registrant in November 2016, alleging, among other matters, that the Registrant did not have substantiation for claims made by the Registrant regarding the R-value and energy efficiency of its INSULTEX house wrap products.

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

18.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through September 20, 2023 which is the date financial statements were available to be issued. The Company identified no material subsequent events that require recognition or additional disclosure in these financial statements.

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

  INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three Month Period Ended July 31, 2023 with the Three Month Period Ended July 31, 2022.

	Three Month Period Ended 31-Jul 2023	% of Sales	Three Month Period Ended 31-Jul 2022	% of Sales	Increase (Decrease)	% Change

REVENUE - NET	$124,650.00		$135,048.00		$-10,398.00	-8.3%

OPERATING EXPENSES
Cost of sales	$76,480.00	61.4%	$56,224.00	41.6%	$20,256.00	26.5%
Selling, general and
administrative expenses	$124,944.00	100.2%	$115,384.00	85.4%	$9,560.00	7.7%
Total Operating Expenses	$201,424.00		$171,608.00
Loss from operations	$-76,774.00	-61.6%	$-36,560.00	-27.1%	$-40,214.00	52.4%

Other income (expense)
Miscellaneous Income (expense)	$0.00		$260,000.00	100.0%	$-260,000.00	100.0%
Interest expense	$-6,421.00	-5.2%	$-10,710.00	-7.9%	$4,289.00	-66.8%
Depreciation	$-769.00		$-373.00	-0.3%	$-396.00	51.5%
Total other income (expense)	$-7,190.00		$248,917.00	184.3%	$-256,107.00	3562.0%
Net Loss	$-83,964.00	-7.4%	$212,357.00	157.2%	$-296,321.00	352.9%

Revenues for the three month period ended July 31, 2023 were $124,650 compared to revenues of $135,048 for the three month period ended July 31, 2021. See Note 16 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three-month period ended July 31, 2023, was ($83,964).

Our cost of sales was $76,480 for the three months ended July 31, 2023, compared to $56,224 for the three months ended July 31, 2022. The increase is largely on account of the increase in the price we pay to our supplier of the House Wrap product line.

Our selling, general and administrative expenses were $124,944 for the three month period ended July 31, 2023 compared to $115,384 for the three month period ended July 31, 2022.

  INNOVATIVE DESIGNS, INC.

Comparison of the Nine Month Period Ended July 31, 2023, with the Nine Month Period Ended July 31, 2022.

The following table shows a comparison of the results of operations between the nine month periods ended July 31, 2023 and July 31, 2022:

	Nine Month Period Ended 31-Jul 2023	% of Sales	Nine Month Period Ended 31-Jul 2022	% of Sales	Increase (Decrease)	% Change

REVENUE - NET	$223,546.00		$235,164.00		$-11,618.00	-5.2%

OPERATING EXPENSES
Cost of sales	$106,839.00	47.8%	$109,884.00	46.7%	$-3,045.00	-2.9%
Selling, general and
administrative expenses	$359,917.00	161.0%	$545,212.00	231.8%	$-185,295.00	-51.5%
Total Operating Expenses	$466,756.00		$655,096.00
Loss from operations	$-243,210.00	-108.8%	$-419,932.00	-178.6%	$176,722.00	-72.7%

Other income (expense)
Miscellaneous Income (expense)	$7,519.00		$260,000.00	100.0%	$-252,481.00	100.0%
Interest expense	$-17,652.00	-7.9%	$-34,450.00	-14.6%	$16,798.00	-95.2%
Depreciation	$-2,306.00		$-1,118.00	-0.5%	$-1,188.00	51.5%
Total other income (expense)	$-12,439.00		$224,432.00	95.4%	$-236,871.00	1904.3%
Net Loss	$-255,649.00	-114.4%	$-195,500.00	-83.1%	$-60,149.00	23.5%

Revenues for the nine month period ended July 31, 2023 were $223,546 compared to revenues of $235,164 for the nine month period ended July 31, 2021. The decrease is caused, by the decrease in our apparel sales and the sales in our House Wrap product line. The apparel sales were adversely affected by warm weather. During the nine month period ended July 31, 2023 House Wrap sales totaled $192,441 in comparison with $176,038 during the nine month period ended July 31, 2022. See Note 16 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment product sales. Our net loss for the nine month period ended July 31, 2023 was ($255,649).

Our selling, general and administrative expenses were $106,839 for the nine months ended July 31, 2023, compared to $109,884 for the nine month period ended July 31, 2022. Professional fees for the period were approximately $63,000. Salaries were approximately $107,000, travel expenses were approximately $20,000 and rent expense was $21,000.

  INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the period ended July 31, 2023, we funded our operations from revenues and from sales of our securities.

Subsequent to the period we raised $60,000 from the sale of our securities.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our Insultex products and to purchase equipment needed for the manufacture of the Insultex product. The Company reached an agreement with the manufacturer of the Insultex material to purchase a machine capable of producing the Insultex material. Also included in the proposed agreement will be the propriety formula that creates Insultex. The Company took delivery of the equipment in December 2015. The Company will have to have the machine installed and ensure that it can be operated in compliance with all environmental rules and regulations. It is the Company intentions to have the equipment operational but cannot currently provide a time estimate. Among the factors affecting the time estimate are the financial resources available to the Company, finding a suitable facility and bringing technical personnel from abroad to install the equipment. The Company has currently made deposits of $600,000 on the equipment. The Company has incurred $17,000 of additional expenses related to shipping. Earlier this year, our CEO traveled to Indonesia to inspect the manufacturing facility of the Ketut Group where Insultex is currently produced. He also discussed with Ketut management the plans for the Company to install in the United States the machinery and equipment utilized to produce the Insultex material and for Ketut to arrange for the technical personal needed to assist in the installation. The Company is currently looking for a suitable site for the onshore manufacturing of Insultex. It is also seeking the financing needed to accomplish the installation which is estimated to cost between 1.5 to 2 million dollars.

The Company will produce Insultex under its own brand name. See Note 14 of the Notes to the Condensed Financial Statements.

We must purchase new quality control testing equipment for our products. The vendor is currently working on the project and we expect delivery of the equipment within the next few weeks. After such testing is complete the certification process can begin. We have paid approximately $39,000 as of July 31, 2023, for the equipment.

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

  INNOVATIVE DESIGNS, INC.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

See Note 17 of the Notes to Condensed Financial Statements appearing elsewhere in this Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2023, we issued 185,000 shares of our common stock to a consultant for services pursuant to an agreement dated April 17, 2023. Also on May 17, 2023, we sold 50,000 Units to one investor at a price of $.20 per Unit. Each Unit contained one share of common stock and a warrant with a two year term to purchase one share of common stock. The  warrant has an exercise price of $.20 per warrant. We received $10,000 in proceeds.

On June 2, 2023, , we sold 40,000 Units each to one investors at a price of $.25 per Unit. The warrant had an exercise price of $.25. We received $10,000 in total proceeds.

On June 23, 2023, a warrant holder exercised warrants to purchase 40,000 shares of common stock at an exercise price of $.25. We received $10,000 in proceeds.

Between August 16, 2023, and August 24, 2023, we sold a total of 180,000 Unites to five investors at a price of $.25 per Unit. The warrant had an exercise price of $0.25 per warrant. Total proceeds were $45,000.

On September 6, 2023, we sold 20,000 Units each to three investors at a price of $.25 per Unit. The warrant had an exercise price of $.25 per warrant.

We relied on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

  INNOVATIVE DESIGNS, INC.

ITEM 3.  QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.    CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended July 31, 2023, our principal executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions.

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

  INNOVATIVE DESIGNS, INC.

ITEM 6. EXHIBITS

*3.1	Revised Certificate of Incorporation

**3.2	By-Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer and Chief Financial Officer

31.2	Rule 13a-14a Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

31.2	Section 1350 Certification of Chief Financial Officer and Chief Accounting Officer

*	Incorporated by reference to the Company’s Form 10-K filed February 12, 2015

**	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

99***	Incorporated by reference to the Company’s Current Report on Form 8-k, filed November 4, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: September 25, 2023	By: /s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer