Form 10-Q/A
period 2023-07-31
INNOVATIVE DESIGNS INC
filed 2023-09-27
CIK 1190370

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

Explanatory Note

Please note the Company is filing this form 10-Q/A to correct an inadvertent tag of shell status as being true instead of false in its Ixbrl tagging.

No other changes were made.

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

Innovative Designs, Inc.
Registrant

Date: September 27, 2023	By: /s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer
and Chief Financial Officer