Form 10-K
period 2023-10-31
INNOVATIVE DESIGNS INC
filed 2024-02-23
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934. For the fiscal year ended October 31, 2023

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934. For the Transition period from _______ to ________.

Commission file number: 000-51791

Innovative Designs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0465528
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

124 Cherry Street	15223
Pittsburgh, Pennsylvania (Address of Principal Executive Offices)	(Zip Code)

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

☐ Yes ☒ No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K (sec. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check One)

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

Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $ 347,763.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $ 6,706,230. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant’s common stock outstanding on February 13, 2024, was 37,924,003.

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

We also offer a product that helps restore the waterproof character of the outer side of our Arctic Armor clothing. In addition, we offer cold weather headgear and base insulation clothing product.

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

Insultex House Wrap

During our last fiscal year, the following customers each accounted for more than ten percent of our total sales of our House Wrap product, A-Team Building Supplies, LLC (30.9%), NorthStar Systembuilt (19.1%) and Compound Construction (10.2%).

Competition

Many companies offer a type of house wrap, some with insulating properties. These companies have large operations and are well financed. Some of the larger companies are DuPont, and Kimberly Clark. The Company expects to face intense competition with others who have much greater resources in the building construction supply industry.

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

Establish Wholesale

We are and continue to develop relationships or distribution relationships with retail points for our products to retail chain outlets and mass merchandisers to sell our products. We currently have five domestic distributors and one international. Each distributor has a certain territory. Our domestic distributors collectively cover the following jurisdictions: Texas, Oklahoma, Louisiana, North and South Dakota, Minnesota, Iowa, Michigan, Ohio, Pennsylvania, New York, West Virginia, Maryland and Virginia. Our international distributor territory covers the UK, EU the Commonwealth countries except for Canada and Africa.

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

In 2011, we were granted a trademark for “Insultex House Wrap” by the United States Patent and Trademark Office.

The Company has rights under a U.S Patent titled “Composite Fabric Material and Apparel Made Therefrom” which issued April 30, 2013.

The Company has rights under a U.S. Paten titled “Composite Materials” which issued February 21, 2017, published on September 5, 2013.

The Company caused to have filed a utility patent application on December 18, 2009, titled “Composite House Wrap” which claimed priority to provisional patent application titled “Composite House Wrap” on December 18, 2008. A patent application was published on June 24, 2010. Although no patent issued from this original disclosure, this publication prevents third parties from patenting concepts obvious over these original teaching of the Company.

The Company caused to have filed a utility patent application on May 31, 2017, titled “Process for Forming Closed Cell Expanded Low density Polyethylene Foam and Products Formed Thereby”, published January 24, 2018. The Company then caused to have filed a utility patent application on July 31, 2020, which application was published February 11, 2021. In January 2023, the U.S Patent and Trademark Office issue a Notice of Allowance and a patent shall issue in due course.

Additional patent application on other property concepts are also being planned.

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

Lack of Sufficient Operating Funds-Going Concern

Our independent registered public accounting firm for the fiscal year ended October 31, 2023, has included an explanatory paragraph in their opinion that accompanies our audited financial statements for the fiscal year ended October 31, 2023, indicating that as a result of the Company having had net losses and negative cash flows and an accumulated deficit there is substantial doubt about the Company’s ability to continue as a going concern. Because we are not able to generate sufficient funds from sales and because we are unable to access commercial sources of credit, we are consistently underfunded. As a result, our growth is very limited, and we have difficulty in sustaining our current level of operations. We are not able to initiate adequate marketing programs, hire additional staff, develop new products or have flexibility in ordering Insultex from our manufacturer. Additionally, we must replace our quality control testing equipment for our House Wrap product line which we estimate may cost $100,000. In the past, we have depended on borrowings from our CEO and other private parties, primarily stockholders in the private sale of our common stock or debt. Should we not be able to continue to rely on these sources of funding and increase our revenue stream to at least meet our current level of operations and to purchase new testing equipment the ability of the Company to continue as a going concern will be adversely affected.

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

Cyclicality

The Company’s Arctic Armor apparel sales fluctuate based on temperature and weather conditions. Our products are suitable primarily for cold weather conditions. This will have a cyclical effect on sales. It also makes our revenues totally dependent on cold weather for this product line. For the fiscal year ended October 31, 2023, our cold weather products accounted for approximately 10% of our total revenue.

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

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our stock, which may affect the ability of shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities if our securities become publicly traded. In addition, the liquidity of our securities may be adversely affected, with a corresponding decrease in the price of our securities.

ITEM 1B	Unresolved Staff Comments.

None.

ITEM 1C	Cybersecurity

We do not maintain any information systems that would be subject to a cybersecurity threat. Our credit card processing is outsourced to a third party that uses a double authentication protocol.

ITEM 2.	PROPERTIES.

We lease warehouse space for our inventory and raw materials at 124 Cherry Street, Etna, Pennsylvania. We also use this space as our principal executive offices. This facility encompasses 13,000 square feet of storage space on the first floor and 2,000 square feet for our sales department offices located on the second floor. We have entered into a verbal agreement with the owner of the building, and we pay $3,500 per month for the space. This facility is composed of: (a) warehouse and storage areas including four (4) shipping bays and a distribution area consisting of square footage to store upward of 250,000 finished goods products; and (b) four (4) offices, one (1) conference room, with presentation area and sample display and (2) bathrooms totaling approximately 2,000 square feet located on the second floor. Mr. Frank Riccelli is the brother to our Chief Executive Officer and the owner of the property. The condition of our leased property is good and suitable for our needs.

ITEM 3.	LEGAL PROCEEDINGS. See Note 15 of the Notes to Financial Statement appearing elsewhere in this Report.

ITEM 4.	.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the OTCQB tier under the symbol IVDN. As of February 12, 2024, we had 249 holders of record of our common stock (not including beneficial holders of stock held in street names).

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

Background

Innovative Designs, Inc. (hereafter referred to as the “Company”, “we” or “our”) produces and sells a house wrap product using Insultex a material with thermal resistance and buoyancy properties. We also offer a cold weather product line called “Artic Armor” which also uses Insultex. We no longer produce any Artic Armor products. We are only selling from our existing inventory. We obtain Insultex through a license agreement with the owner and manufacturer of the material. In December 2015, we took delivery of equipment capable of producing our own Insultex. At such time as we have sufficient funding, we intend to put the equipment into production and use the Insultex from this equipment in the production of our House Wrap product and for the sale of Insultex to others.

Results of Operations

Comparison of the fiscal year ended October 31, 2022, with the fiscal year ended October 31, 2021.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2023, and October 31, 2022:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October 31,	% of	October 31,	% of	Increase	%
	2023	Sales	2022	Sales	(Decrease)	Change

REVENUE	$347,763	100.00%	$258,734	100.00%	$89,029	25.6%

OPERATING EXPENSES
Cost of sales	167,788	48.2%	146,912	56.8%	(20,876)	12.4%
Selling, general and administrative expenses	464,065	133.47%	666,239	257.5%	(202,174)	(43.6)%
Total operating expenses	631,853	55%	813,151	225%	276,792	54%
Loss from operations	(284,090)	(81.7)%	(554,417)	214.3%	(270,327)	(95.2)%

OTHER INCOME/(EXPENSE)
Other income	—		$371,000	100.0%	(371,000)	100%
Interest expense	(24,807)	(7.1)%	(42,072)	16.3%	(66,879)	(269.6)%
Gain (Loss) on sale of property and equipment	7,519		)		)

Net loss	$(301,378)	(86.7)%	$(225,489)	(87.2)%	$(75,889)	25.2%

Weighted average common shares outstanding - undiluted	35,487,572		34,650,560

Loss per common share - undiluted	$(0.01)		$(0.01)

Results of Operations

Revenues for the fiscal year ended October 31, 2023, were $ 347,763 compared to revenues of $258,734 for the comparable period ending October 31, 2022. House Wrap product revenue totaled $312,983 for the period compared to $193,302 for fiscal year ended October 31, 2022. All of the remaining revenues were derived from our Arctic Armor and related product lines which totaled $34,780 for the period compared to revenues of $65.432 for the fiscal year ended October 31, 2022. Revenues are net of returns and discounts. We continue to work on rebuilding our House Wrap product line brand after doing no advertising during the time of the FTC litigation, November 2016 to July 2021, and the effect of the litigation on our House Wrap products acceptance, and the use of Insultex in other applications in the marketplace.

However, until we are able to have Insultex ICC-ES certified we do not believe we will be able to significantly increase our revenue from our House Wrap product.

Selling, general and administrative expenses decreased from $666,339 in fiscal year 2022, to $464,065 in the fiscal year ending October 31, 2023. This decrease reflects, in part, a decrease in stock-based compensation of $200,000, professional fees decreased by $,9,000, payroll decreased by $18,000 and office supplies decreased by $8,000. Some of the increases were travel expenses increased by $17,000, shipping costs increased by $8,000, product testing increased by $8,000 and sales commission increased by $5,000.

Our cost of sales increased from $146,912 as of October 31, 2022, to $16,00 as of October 31, 2023, as a result of more sales.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2023, we funded our operations from revenues and the private sales of our common stock and the exercise of certain common stock purchase warrants. We received a total of $355,000 from the sale of stock and warrant exercise. During the period we repaid advances from stockholders totaling $107,630. Subsequent to the period, we receive proceeds totaling $ 218,831 from the sale of our common stock. We will continue to fund our operations from revenues, private borrowings and the sale of our common stock until we are able to produce sales sufficient to cover our cost structure or to secure commercial lending arrangements.

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

We also must purchase new quality control testing equipment for use in testing Insultex. The testing equipment is finished, and we are in discussions with the vendor regarding certain charges. Once we take delivery of the equipment it will have to go through a certification process. Once the testing equipment is certified, we intend to begin the process of having Insultex certified by ICC Evaluation Services, LLC (“ICC-ES”). ICC-ES certifies, among other items, building materials and products of which our House Wrap falls under. The reason we need to have ICC-ES certification is that we believe in order to get large orders for House Wrap ICC-ES certification will be required. The other component part of the House Wrap produced by a third party is ICC-Es certified. Getting ICC-ES certification is costly and time consuming.

During the period we paid ${Amount} on our loans. Subsequent to the period we paid an additional $[Amount} on the loans.

Short Term: We funded our operations with revenues from sales, private sales of our common stock and from a legal settlement. We could not access commercial lines of credit during our last fiscal year.

The Company intends to repay these debt obligations with funds it generates from revenues, from the possible sale of its securities, either debt or equity, from advances from our stockholders or others. Because we cannot currently access commercial lending facilities, should we not be able to continue to obtain funding from these sources should our revenues decrease, our operations would be severely affected as we would not be able to fund our purchase orders to our suppliers for finished goods. The Company continues to pay its creditors when payments are due.

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

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED

OCTOBER 31, 2023 AND 2022

F-1

Report of Independent Registered Public Accounting Firm

To the Shareholders and the
Board of Directors of Innovative Designs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovative Designs, Inc. (the Company) as of October 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity and cash flows, for each of the years in the two year period ended October 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that that Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses and negative cash flows from operations for the years ended October 31, 2023 and 2022 and an accumulated deficit at October 31, 2023 and 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these financial statements. Management’s plans are described in Note 2. Our procedures included an evaluation of management’s plans to continue as a going concern and a conclusion as to whether management’s plans appear reasonable and achievable. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

Critical Audit Matter Description

Due to the financial position and results of cumulative losses the Company evaluates it ability to continue as a going concern and has a plan in place to be able to conclude that it will be able to continue as a going concern for one year from the issuance date of the financial statements.

How the Critical Audit Matter Was Addressed in the Audit

Our procedures included an evaluation of management’s plans to continue as a going concern and a conclusion as to whether management’s plans appear reasonable and achievable.

RW Group, LLC

We have served as the Company’s auditor since 2021.

Kennett Square, PA

February 22, 2024

INNOVATIVE DESIGNS, INC.

BALANCE SHEETS

OCTOBER 31, 2023 AND OCTOBER 31, 2022

	2023	2022

ASSETS

CURRENT ASSETS:
Cash	$238,677	263,293
Accounts receivable, net	31,050	11,203
Inventory, net	549,277	494,580

Total current assets	819,004	769,076

PROPERTY AND EQUIPMENT, net	23,479	5,960

OTHER ASSETS:
Inventory on consignment	—	1,625
Deposits on inventory	—	80,000
Advance to employees	8,200	13,200
Deposits on equipment	652,944	607,370

Total other assets	661,144	702,195

TOTAL	$1,503,627	$1,477,231

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$216,626	$162,063
Current portion of note payable	20,397	20,128
Accrued interest on stockholder loans	42,873	46,345
Current portion of stockholder loans	70,668	110,631
Accrued expenses	—	3,778

Total current liabilities	350,564	342,945

LONG-TERM LIABILITIES:
Long-term portion of note payable	44,429	64,547
Long-term portion of stockholder loans	—	66,667

Total long-term liabilities	44,429	131,214

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	—	—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 36,532,560 and 34,650,560 issued and outstanding	3,656	3,467
Additional paid-in capital	11,741,935	11,335,184
Accumulated deficit	(10,636,957)	(10,335,579)

Total stockholders' equity	1,108,634	1,003,072

TOTAL	$1,503,627	$1,477,231

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2023 AND 2022

	2023	2022

REVENUES, net	$347,763	$258,734

OPERATING EXPENSES:
Cost of sales	167,788	146,912
Selling, general and administrative expenses	464,065	666,239

Total operating expenses	631,853	813,151

Income (loss) from operations	(284,090)	(554,417)

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)	—	371,000
Gain (loss) on sale of property and equipment	7,519	—
Interest expense	(24,807)	(42,072)

Total other income (expense)	(17,288)	328,928

Net income (loss)	$(301,378)	$(225,489)

PER SHARE INFORMATION - UNDILUTED:
Net income (loss) per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	35,487,572	34,650,560

PER SHARE INFORMATION - DILUTED:
Net income (loss) per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	36,529,252	35,330,560

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2023 AND 2022

	Common Stock		Common Stock To Be	Additional Paid-In	Accumulated
	Shares	Amount	Issued	Capital	Deficit	Total

Balance at October 31, 2021	33,315,560	$3,333	$—	$11,039,118	$(10,110,090)	$932,361

Sale of stock	460,000	46	—	86,154	—	86,200

Exercise of warrants	—	—	—	—	—	—

Shares issued for services	875,000	88	—	209,912	—	210,000

Net income (loss)	—	—	—	—	(225,489)	(225,489)

Balance at October 31, 2022	34,650,560	3,467	—	11,335,184	(10,335,579)	1,003,072

Sale of stock	1,635,000	164	—	354,836	—	355,000

Exercise of warrants	40,000	4	—	9,996	—	10,000

Shares issued for services	207,000	21	—	41,919	—	41,940

Net income (loss)	—	—	—	—	(301,378)	(301,378)

Balance at October 31, 2023	36,532,560	3,656	—	11,741,935	(10,636,957)	1,108,634

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2023 AND 2022

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(301,378)	$(225,489)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write off of accounts payable	—	(111,000)
Common stock issued for services	41,940	210,000
Depreciation	3,074	1,490
Amortization of right of use asset	—	40,962
Gain on sale of asset	(7,519)	—
(Increase) decrease from changes in:
Accounts receivable	(19,847)	(10,002)
Inventory	(53,072)	48,008
Deposits on inventory	80,000	(80,000)
Increase (decrease) from changes in:
Accounts payable and accrued expenses	50,785	23,137
Accrued interest expense	(3,472)	3,209

Net cash provided by (used in) operating activities	(209,489)	(99,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(20,593)	—
Deposits on equipment	(45,574)	(7,370)
Proceeds from sale of equipment	7,519	—
Advances to employees	5,000	(5,000)

Net cash provided by (used in) investing activities	(53,648)	(12,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	355,000	86,200
Proceeds received from the exercise of warrants	10,000	—
Payments on stockholder loans	(106,630)	(144,666)
Payments on lease liability	—	(40,962)
Proceeds on notes payable	—	1,818
Payments on notes payable	(19,849)	(7,493)

Net cash provided by (used in) financing activities	238,521	(105,103)

NET INCREASE (DECREASE) IN CASH	(24,616)	(217,158)

CASH, BEGINNING OF YEAR	263,293	480,451

CASH, END OF YEAR	$238,677	$263,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$28,279	$38,863

Non-cash financing activities - common stock issued for services	$41,940	$210,000

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF OPERATIONS

Innovative Designs, Inc. (the “Company”), which was incorporated in the State of Delaware on June 25, 2002, markets cold weather recreational and industrial clothing products, as well as house wrap, which are made from INSULTEX, a low density foamed polyethylene, a material with buoyancy, scent block, and thermal resistant properties. The Company’s clothing and house wrap is offered and sold by retailers, distributors, and companies throughout the United States and Canada.

The Company operates two reportable segments: apparel and house wrap. The apparel segment offers a wide variety of extreme cold weather apparel and related items. The house wrap segment offers the INSULTEX house wrap which has an R-value of 3 and an R-value of 6, as well as the Company’s seam tape.

BASIS OF ACCOUNTING

The financial statements of the Company have been prepared on the accrual basis of accounting and, accordingly, report all significant receivables, payables, and other liabilities as prescribed by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

FISCAL YEAR END

The Company’s fiscal year ends on October 31st. The fiscal years ended October 31, 2023 and 2022 are referred to as 2023 and 2022, respectively, throughout the Company’s financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company defines cash and cash equivalents as those highly liquid investments purchased with a maturity of three months or less.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

REVENUE RECOGNITION

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and net accounts receivable approximates fair value. The fair value of the Company’s debt instruments approximates their fair values as the interest is tied to or approximates market rates.

ESTIMATED UNCOLLECTIBLE ACCOUNTS

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is not a significant doubt regarding the receivable balance as of October 31, 2023. Management has determined that there is significant doubt regarding the receivable balance over 90 days and applied an allowance of $5,860 for fiscal year ended October 31, 2022.

OPENING AND CLOSING BALANCE OF RECEIVABLES

The opening balance of accounts receivables was $1,201 which was net of the allowance for doubtful accounts of $5,860. The ending balance of accounts receivable was $31,050. There was not an allowance for doubtful accounts at the end of the period. The Company also does not have any contract assets or contract liabilities at the end of the period.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

INVENTORY

Inventory consists primarily of finished goods. Inventory is stated at the lower of cost or net realizable value and is valued based on first-in first-out. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. Therefore, a reserve of $65,600 and $75,468 was recorded as of October 31, 2023 and 2022, respectively. The reserve is evaluated on a quarterly basis and adjusted accordingly.

DEPOSITS ON INVENTORY

The Company has one manufacturer located in Indonesia that produces the apparel on behalf of the Company. The Company sends deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished, purchase orders are received by the Company and the deposits associated with the purchase orders are transferred into inventory. The Company did not have deposits on inventory as of October 31, 2023. Deposits on inventory amounted to $80,000 as of October 31, 2022.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, improvements, and major replacements are capitalized. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is recorded on the statements of operations.

For financial reporting purposes, depreciation is primarily computed using the straight-line method over the estimated useful lives of depreciable assets, which range from 5 to 7 years.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

DEPOSITS ON EQUIPMENT

On July 12, 2015, the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2018, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment. During 2019, the Company determined the shipping costs of $17,000 were impaired and these costs were written off the balance due. In February 2023 and August 2023, the Company made an additional prepayment of $10,000 and $6,000, respectively, on the equipment.

During the fiscal year ended October 31, 2022, the Company made deposits on a separate piece of equipment of $7,370. During the fiscal year ended October 31, 2023, the Company made additional deposits of $29,574 on this piece of equipment. Total deposits for this piece equipment as of October 31, 2023 total $36,944.

Total deposits made were $652,944 and $607,370 as of October 31, 2023 and 2022, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

Management considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded for the fiscal years ended October 31, 2023 and 2022.

INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes”, which requires an asset and liability approach for financial reporting purposes.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

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

In addition, FASB ASC Topic 740 clarifies the accounting for uncertainty in tax positions and requires that a company recognize the impact of a tax position in its financial statements only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company did not recognize any material adjustments to the liability for unrecognized income tax benefits.

The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances with a financial institution which management believes to be of high credit quality. The accounts are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000 in coverage. The balances in the accounts may, at times, exceed the federally insured limits. The Company has not experienced any losses on deposits and management believes the Company is not exposed to any significant credit risk related to these accounts.

SHIPPING AND HANDLING

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With house wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $32,962 and $24,791 for the fiscal years ended October 31, 2023 and 2022, respectively.

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

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE

The Company calculates net loss per share in accordance with FASB ASC Topic 260 “Earnings Per Share”. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the fiscal year. During the fiscal years presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 954,000 and 994,000 as of October 31, 2023 and 2022, respectively. The Company has calculated diluted earnings (loss) per share utilizing the outstanding stock warrants and convertible debt.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation”. In accordance with the provisions of FASB ASC Topic 718, share-based payment transactions with employees are measured based on the fair value of the nonequity instruments issued on the grant date or on the fair value of the liabilities incurred. Share-based payments to nonemployees are measured and recognized using the fair value method, based on the fair value of the equity instruments issued or the fair value of goods and services received, whichever is more reliably measured.

2.	GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had net losses of ($301,378) and ($225,489) and negative cash flows from operations of ($209,489) and ($99,685) for the fiscal year ended October 31, 2023 and 2022, respectively. In addition, the Company has an accumulated deficit of ($10,636,957). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

INNOVATIVE DESIGNS, INC.

 NOTES TO FINANCIAL STATEMENTS

3.	LEASE

FASB ASC Topic 842, “Leases”, establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheets. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets are reduced each period by an amount equal to the difference between the lease expense and the amount of interest expense on the lease liability, using the effective interest method. The Company used the average commercial real estate interest rate of 5.50% to calculate the present value of the lease. The Company recognizes lease expense on a straight-line basis over the leased term on the statements of operations.

The Company entered into a lease for office space at the time the Company was formed through June 2022. Effective July 2022, the Company is leasing the office space on a month to month basis. As a result, the Company has elected to apply the short-term lease exemption to its lease of the facilities and therefore has not recorded a ROU asset and related lease liability.

4.	PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	2023	2022

Equipment	$1,500	$1,500
Containers	24,400	14,900
Automobile	11,093	8,111

Total	36,993	24,511

Less accumulated depreciation	13,514	18,551

Property and equipment, net	$23,479	$5,960

Depreciation expense for the fiscal years ended October 31, 2023 and 2022 was $3,074 and $1,490, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

5.	NOTE PAYABLE

In July 2005, the Company was approved for a low interest promissory note from the U.S. Small Business Administration in the amount of $280,100. In January 2006, the Company amended the promissory note to increase the principal balance to $430,500. The note calls for monthly payments of $1,820, bears interest at an annual rate of 2.9%, and matures on July 13, 2035. A payment of $40,672 was made on the note during the fiscal year ended October 31, 2017, due to the sale of real estate by Riccelli Properties that was collateral on the promissory note.

As of October 31, 2023 and 2022, the note payable had the following balances:

	2023	2022

U.S. Small Business Administration	$64,826	$84,675

	64,826	84,675
Less current portion	20,397	20,128

Long-term portion of note payable	$44,429	$64,547

Year Ending
October 31,	Amount

2024	$20,397
2025	20,934
2026	21,485
2027	2,010

Total	$64,826

6.	STOCKHOLDER LOANS

ROBERTA RICCELLI

In February 2012, the Company entered into a loan agreement with Robert Riccelli for $8,000 to fund operations of the Company. This loan is due on demand, including interest at an annual rate of 10% with an original maturity date of June 2012. The loan was extended through a verbal agreement and currently has no set maturity date.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

CORINTHIAN DEVELOPMENT

In January 2013, the Company entered into a loan agreement with Corinthian Development for $20,000 to fund operations of the Company. This loan is due on demand, including interest at an annual rate of 10% with an original maturity date of May 2013. This loan was extended through a verbal agreement and currently has no set maturity date.

RICCELLI PROPERTIES

During August 2017, the Company entered into a loan agreement with Riccelli Properties, which is wholly owned and operated by the Company’s CEO, Joseph Riccelli, Sr., in the amount of $40,672 which reflects the payment made by Riccelli Properties on the U.S. Small Business Administration note payable. The loan had a term of six months, including an annual interest rate of 10%. The loan was paid in full during the fiscal year ended October 31, 2023.

JOSEPH RICCELLI, SR.

In December 2019, the Company entered into a loan agreement with its CEO, Joseph Riccelli, Sr., for $38,000 to fund operations of the Company. This loan is due on demand, including interest at an annual rate of 10% with an original maturity date of November 2013. This loan was paid in full during the fiscal year ended October 31, 2023.

LAWRENCE FRASER

In December 2020, the Company entered into a loan agreement with Lawrence Fraser for $200,000. The loan is payable in yearly installments of $66,666, with the balance due and payable in December 2023 at an annual interest rate of 12%. The loan is secured by one of the Company’s patents.

As of October 31, 2023 and 2022, stockholder loans had the following balances:

	2023	2022
Roberta Riccelli	$2,000	$3,000
Corinthian Development	10,000	10,000
Riccelli Properties	—	12,464
Joseph Riccelli, Sr.	—	18,500
Lawrence Fraser	58,668	133,334
Total stockholder loans	$70,668	$177,298

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Maturity of the stockholder loans is as follows:

Year Ending
October 31,	Amount

2024	$70,668

Total	$70,668

7.	OTHER INCOME

Management, during fiscal year ended October 31, 2022, reevaluated certain disputed accounts payable amounts and have determined that accrued professional fees of $111,000 were no longer payable. In addition, the Company received $260,000 for costs recovered for defending a lawsuit. As such, total miscellaneous income was $371,000 for the fiscal year ended October 31, 2022.

8.	EXCLUSIVE LICENSING AND MANUFACTURING AGREEMENT

On April 16, 2006, the Company entered into an exclusive licensing and manufacturing agreement with the Ketut Group, with an effective date of April 1, 2006, whereby the Company acquired an exclusive license to develop, use, sell, manufacture, and market products related to or utilizing the INSULTEX brand, Korean patent number 0426429, or any INSULTEX technology. At the behest of the Board of Directors, the INSULTEX trademark was chosen as the mark to identify the product utilized by the Company since its inception and was originally registered to Joseph Riccelli, Sr. on February 17, 2005. The new trademark, intended to avoid confusion arising from the use of the old Eliotex trademark in association with a new, subsequent, different, and separately patented product, was assigned by Joseph Riccelli to the Company on April 25, 2006, with that assignment to become effective upon final approval of the statement of use by the United States Patent and Trademark Office. The license was awarded by the Korean inventor, an individual who is part of the Ketut Group, and the manufacturer of INSULTEX. The Company received an exclusive forty year worldwide license, except for Korea and Japan, with an initial term of ten years and an option to renew the license for up to three successive ten year terms. The first ten year option was exercised. Additionally, the Company was granted the exclusive rights to any current or future inventions, improvements, discoveries, patent applications, and letters of patent which the Ketut Group controls, or may control, related to INSULTEX. Furthermore, the Company has the right to grant sub-licenses to other manufacturers for the use of INSULTEX or any INSULTEX technology.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

9.	CONCENTRATIONS

Revenues from two customers were approximately 45% and 35% of the Company’s revenues for the fiscal years ended October 31, 2023 and 2022, respectively.

The Company only has one supplier of INSULTEX, the special material which is manufactured for the Company. Additionally, the Company only has one manufacturer in Massachusetts that produces house wrap on behalf of the Company.

10.	INCOME TAXES

In prior years, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2022 tax year, fiscal year ended October 31, 2023, the Company had net operating loss carryforwards of approximately $8,001,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2038 tax year, fiscal year ending October 31, 2039. Effective for tax years ending in 2019 or later, net operating losses cannot be carried back, but can be carried forward to future tax years indefinitely. Realization of the deferred tax benefit related to the carryforward is dependent on the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2023	2022

Net operating loss carryforward	$2,479,510	$2,364,537
Depreciation	—	—

Net deferred tax assets before valuation allowance	2,479,510	2,364,537

Less valuation allowance	2,479,510	2,364,537

Net deferred tax assets	$—	$—

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of October 31, 2023 and 2022, respectively.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2023	2022
Federal statutory rate	21%	21%
Effect of net operating losses	-21%	-21%
Effective income tax rate	0%	0%

The Company’s effective income tax rate is lower than what would be expected if the Federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

11.	COMMITMENTS

The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of Joseph Riccelli, Sr., the Company’s CEO, for $3,500 a month. The lease is based on a verbal agreement with month-to-month terms. For the fiscal years ended October 31, 2023 and 2022, rent expense was $35,000 and $42,000, respectively.

12.	SEGMENT INFORMATION

The Company has organized operations into two segments as discussed in Note 1 to the financial statements, based on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present the Company’s business segment information for the fiscal years ended October 31, 2023 and 2023:

Revenues:	2023	2022
Apparel	$34,780	$65,432
House wrap	312,983	193,302
Total revenues	$347,763	$258,734
Capital expenditures:
Apparel	$—	$—
House wrap	20,593	—
Total assets	$20,593	—

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

Depreciation:
Apparel	$—	$—
House wrap	3,074	1,490

Total depreciation	$3,074	$1,490

13.	COMMON STOCK

During the fiscal year ended October 31, 2023, the Company sold 1,635,000 shares of common stock to sixteen investors for total proceeds of $355,000, one investor exercised 40,000 warrants for stock for total proceeds of $10,000, and 230,000 shares were issued to two investors for services valued at $41,940. The stock was issued between $0.20 and $0.25 per share. Management believes that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation of general advertising involved in these transactions. The Company placed legends on the stock certificate stating that the securities were not registered under the Securities Act and set for the restrictions on their transferability and sale.

During the fiscal year ended October 31, 2022, the Company sold 460,000 shares of common stock to seven investors for total proceeds of $86,200, and 875,000 shares of common stock were issued to eight individuals for services valued at $210,000. The stock was issued between $0.17 and $0.25 per share. Management believes that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation of general advertising involved in these transactions. The Company placed legends on the stock certificate stating that the securities were not registered under the Securities Act and set for the restrictions on their transferability and sale.

14.	RELATED PARTY TRANSACTIONS

The Company has entered into various loan agreements with related parties. These agreements are classified as stockholder loans as described in Note 6 to the financial statements.

The Company has also entered into a verbal lease agreement as described in Notes 3 and 11 to the financial statements.

INNOVATIVE DESIGNS, INC.

NOTES TO FINANCIAL STATEMENTS

15.	LEGAL PROCEEDINGS

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

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through February 22, 2024, which is the date financial statements were available to be issued.

During December 2023, the Company entered into a convertible promissory note in the amount of $50,000 due and payable in December 2024 at an annual interest rate of 6.0%. Any principal and unpaid accrued interest outstanding as of the due date may be converted to common stock at a value of $0.20 per share.

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures and in connection with the audit of our financial statement, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective. This conclusion is based on the identification of the deficiency in internal controls over financial reporting described below. Notwithstanding the deficiency that existed as of October 31, 2023, our Chief Executive Officer/Chief Financial Officer has concluded that the financial statements included in this Annual report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting generally accepted in the United States of America.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2021. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer/Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2023. In particular, our controls over financial reporting were not effective in the specific areas described in the paragraphs below.

As of October 31, 2023, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

●	The Company does not utilize an internal accounting system that captures all the Company’s activity on a timely basis. Certain transactions, such as sales and receivables, are maintained in one system and disbursements and accounts payable are maintained manually. On a quarterly basis this information is sent to an external accountant to retroactively enter the information into a general ledger system and then prepare the financial statements. The lack of a single accounting system presents multiple opportunities for error to occur and further contributes to the lack of timely internal and external financial reporting.

●

The Company’s record-keeping system is not sufficient to ensure that all invoices or similar support are maintained to corroborate transactions. Certain transactions directly charged to credit cards and certain online payments were not supported by invoices or other documentation to support that the payment was properly a Company related transaction.

The Company’s accounting system is not being utilized to track inventory costs on a FIFO method. This results in either the inventory being carried over or under its cost or net realizable value depending on whether there were price increases or decreases.

This was due to our limited resources, including the absence of an internal financial staff member with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls.

Management plans to address these matters by among actions, meeting more with its external accountant to ensure that issues such as described above are correct going forward. The Company will also look at hiring an external bookkeeper in order to have a single accounting system.

However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2023, and 2022, or subsequent to October 31, 2022, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Our directors and executive officers are as follows:

Name	Age	Position	Term

Joseph Riccelli	72	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chairman	1 year

Constantine “Dean” P. Kolocouris	54	Director	1 year

Daniel P. Rains	71	Director	1 year

Donald V. Garlotta, PhD.	63	Director	1 year

Robert K. Adams	67	Director	1 year

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

Dr. Garlotta has been a director since February 2022. He is currently the Technical Director at Airex Rubber Products Corporation as well as a technical advisor for the Company. Prior to his role at Airex Rubber Products Corporation, he worked at Lowe’s Home Improvement. He earned a Ph.D. in Polymer Science / Plastics Engineering from the University of Massachusetts at Lowell. He also holds a Master of Science Degree in Polymer Science from the University of Massachusetts at Lowell and a Baccalaureate Degree in Polymer Science from Pennsylvania State University.

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

Delinquent Section 16(a) Reports.

Dr. Donald Garlotta filed a Form 4 late.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Riccelli CEO, Chairman	2023	$78,000		0	0	0	0	0	$78,000

Joseph Riccelli CEO, Chairman	2022	$67,000	0		0	0	0	0	$67,700

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

The following table sets forth the ownership as of February 9, 2024, (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and/or (b) by each of our directors, by all executive officers and our directors and executive officers as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli		7,655,000	Direct	21.2%
	Chief Executive Officer
	Chairman	(1)	421,478	Indirect

Common Stock	Constantine” Dean” P. Kolocouris		117,000	Direct	*
	Director

Common Stock	Daniel P. Rains		160,000	Direct	*
	Director

Common Stock	Donald V. Garlotta		110,000	Direct	*
	Director

Common Stock	Robert K. Adams		343,000	Direct	*
	Director

All Directors and Executive Officers as a Group			8,808,478		23,2%

*	Represents less than one percent.

(1)	Represents shares of common stock held in the Gino A. Riccelli Trust. The Trust is for a son of our Chief Financial Officer. Mr. Joseph Riccelli is the trustee of the trust.

By virtue of his stock ownership or control over our stock, Mr. Riccelli may be deemed to “control” the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our officers and directors may encounter conflicts of interest between our business objectives and their own interests. We have not formulated a policy for the resolution of such conflicts. Future transactions or arrangements between or among our officers, directors and shareholders, and businesses they control, may result in conflicts of interest, and the conflicts may be resolved in favor of businesses that our officers or directors are affiliated, which may have an adverse effect on our revenues.

Our officers and directors have the following conflicts of interests:

•

We lease our warehouse and office space from the brother of our Chief Executive Officer. We pay $3,500 per month for a total of $42,000 per year.

Dr. Donal Garlotta, a director, serves as a technical advisor to the Company.. During the fiscal year ended October 31, 2023, we paid Dr. Garlotta $1,000 and have a payable to him of $6,395. Subsequent to the period we issued him 40,000 shares of our restricted common stock .at a price of $.20 per share.

We do not have a formal policy regarding related party transactions.

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

Our independent principal account for part of fiscal year 2022 was Isdaner and Company, LLC (“Isdaner”). As previously reported RW Group, LLC demerged from Isdaner in fiscal 2022, and was our principal account for fiscal year 2023.

Audit Related Fees

Fiscal year 2022. Fees paid to Isdaner were $$7,125. Fees paid to RW Group; LLC were $11,500.

Fiscal year 2023, RW Group, LLC $29,250.

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

INNOVATIVE DESIGNS, INC.
(Registrant)

Date:	February 23, 20224	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 23, 2024	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, and Chairman
of the Board of Directors

Date:	February 23, 2024	By:	/s/ Constantine “Dean” P. Kolocouris
Constantine “Dean” P. Kolocouris
Director

Date:	By:	*
Daniel P. Rains
Director

Date:	February 23, 2024	By;	/s/ Donald V. Garlotta
Donald V. Garlotta Director

Date:	February 23, 2024	By:	/s/ Robert K. Adams
Robert K. Adams Director