Form 10-Q
period 2024-01-31
INNOVATIVE DESIGNS INC
filed 2024-04-30
CIK 1190370

A UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2024

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

As of April 22, 2024, there were 37,924,003 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2024

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS

FOR THE QUARTER ENDED

JANUARY 31, 2024

CONDENSED BALANCE SHEETS
JANUARY 31, 2024 (UNAUDITED) AND OCTOBER 31, 2023

	January 31, 2024	October 31, 2023

ASSETS

CURRENT ASSETS:
Cash	$208,153	$238,677
Accounts receivable, net	10,397	31,050
Inventory, net	601,027	549,277
Prepaid rent	6,400	—

Total current assets	825,977	819,004

PROPERTY AND EQUIPMENT, net	22,314	23,479

OTHER ASSETS:
Deposits on inventory	20,000	—
Advance to employees	13,200	8,200
Deposits on equipment	652,944	652,944

Total other assets	666,144	661,144

TOTAL	$1,514,435	$1,503,627

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS
JANUARY 31, 2024 (UNAUDITED) AND OCTOBER 31, 2023

	January 31, 2024	October 31, 2023

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$84,720	216,626
Current portion of notes payable	70,530	20,397
Accrued interest of stockholder loans	35,244	42,873
Current portion of stockholder loans	12,000	70,668

Total current liabilities	202,494	350,564

LONG-TERM LIABILITIES,
Long-term portion of notes payable	39,380	44,429

Total long-term liabilities	39,380	44,429

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	—	—
Common stock, $0.0001 par value, 100,800,000 shares authorized, and 37,783,448 and 34,650,560 issued and outstanding	3,781	3,656
Common stock to be issued	—	—
Additional paid-in capital	11,969,130	11,741,935
Accumulated deficit	(10,700,350)	(10,636,957)

Total stockholders' equity	1,272,561	1,108,634

TOTAL	$1,514,435	$1,503,627

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2024 AND 2023 (UNAUDITED)

	Three Months Ended January 31,
	2024	2023

REVENUES, net	$65,886	71,647

OPERATING EXPENSES:
Cost of sales	34,824	17,010
Selling, general and administrative expenses	85,682	113,882

Total operating expenses	120,506	130,892

Income (loss) from operations	(54,620)	(59,245)

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)	—	7,519
Interest expense	(7,608)	(6,599)
Depreciation	(1,165)	(769)

Total other income (expense)	(8,773)	151

Net income (loss)	$(63,393)	$(59,094)

PER SHARE INFORMATION - UNDILUTED:
Net income (loss) per common share	(0.002)	(0.002)

Weighted average number of common shares outstanding	37,092,277	34,914,060

PER SHARE INFORMATION - DILUTED:
Net income (loss) per common share	(0.002)	(0.002)

Weighted average number of common shares outstanding	38,046,277	35,908,060

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JANUARY 31, 2024 AND 2023 (UNAUDITED)

	Common Stock		Common Stock To Be	Additional Paid-In	Accumulated
	Shares	Amount	Issued	Capital	Deficit	Total

Balance at October 31, 2023	36,532,560	3,656	—	11,741,935	(10,636,957)	1,108,634

Sale of stock	580,888	58	—	105,862	—	105,920

Shares issued for services	670,000	67	—	121,333	—	121,400

Net income (loss)	—	—	—	—	(63,393)	(63,393)

Balance at January 31, 2024	37,783,448	3,781	—	11,969,130	(10,700,350)	1,272,561

Balance at October 31, 2022	34,650,560	3,467	—	11,335,184	(10,335,579)	1,003,072

Sale of stock	500,000	50	—	109,950	—	110,000

Shares issued for services	27,000	3	—	5,937	—	5,940

Net income (loss)	—	—	—	—	(59,094)	(59,094)

Balance at January 31, 2023	35,177,560	3,520	—	11,451,071	(10,394,673)	1,059,918

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2024 AND 2023 (UNAUDITED)

	Three Months Ended January 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(63,393)	$(59,094)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for services	121,400	5,940
Depreciation	1,165	769
Gain on sale of asset	—	(7,519)
(Increase) decrease from changes in:
Accounts receivable	20,653	3,136
Inventory	(31,750)	(147,124)
Prepaid rent	(6,400)	—
Deposits on inventory	(20,000)	80,000
Advances to employees	(5,000)	—
Increase (decrease) from changes in:
Accounts payable and accrued expenses	(131,906)	14,089
Accrued interest expense	(7,629)	4,647

Net cash provided by (used in) operating activities	(102,860)	(105,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(20,593)
Deposits on equipment	—	—
Proceeds from sale of equipment	—	7,519

Net cash provided by (used in) investing activities	—	(13,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	105,920	110,000
Payments on shareholder advances	(58,668)	(80,840)
Proceeds from notes payable	50,000	—
Payments on notes payable	(4,916)	(4,828)

Net cash provided by (used in) financing activities	92,336	24,332

NET INCREASE (DECREASE) IN CASH	(30,524)	(93,898)

CASH, BEGINNING OF YEAR	238,677	263,293

CASH, END OF THE PERIOD	$208,153	$169,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$15,237	$1,952

Non-cash financing activities - common stock issued for services	$121,400	$5,940

The accompanying notes are an integral part of these condensed financial statements.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s (the “Company”) financial position as of January 31, 2024, the changes therein for the three month periods then ended and the results of operations for the three month periods ended January 31, 2024 and 2023.

The condensed financial statements included in the Form 10-Q (the “Form”) are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2023. The results of operations for the three month periods ended January 31, 2024 and 2023 are not necessarily indicative of operating results for the full year.

2.	GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss of ($63,393) and a negative cash flow of ($102,860) for the three month period ended January 31, 2024. In addition, the Company has an accumulated deficit of ($10,700,350). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	ACCOUNTS RECEIVABLE

Accounts receivable are reported at their net realizable value. The Company evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days. There were no balances over 90 days as January 31, 2024 and October 31, 2023.

4.	OPENING AND CLOSING BALANCE OF RECEIVABLES

The opening balance of accounts receivable was $31,050. The ending balance of accounts receivable for the three month period ended January 31, 2024 was $10,397. There was not an allowance for doubtful accounts at the beginning or end of the period.

5.	INVENTORY

Inventory consists principally of purchased apparel inventory and house wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its Artic Armor, hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory as of January 31, 2024 and October 31, 2023 of $65,600. Management has determined that no allowance is currently necessary on the house wrap inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed.

6.	WARRANTIES

The Company provides a ten-year limited warranty covering defects in workmanship. These warranties are included in the contract and do not provide customers with a service in addition to assurance of compliance with agreed-upon specifications. The Company does not consider these assurance-type warranties to be separate performance obligations.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

Management has determined that no warranty reserve is currently necessary on the Company’s products. Management will continue to evaluate the need for a warranty reserve throughout the year and make adjustments as needed.

7.	NOTES PAYABLE

During December 2023, the Company entered into a convertible promissory note in the amount of $50,000 due and payable in December 2024 at an annual interest rate of 6.0%. The note is secured by $100,000 of the Company’s inventory. Any principal and unpaid accrued interest outstanding as of the due date may be converted to common stock at a value of $0.20 per share.

During 2005, the Company entered into an agreement with the U.S. Small Business Association. The note is payable in monthly installments of $1,820 with the balance due and payable in November 2026, at an interest rate of 2.60%.

8.	STOCKHOLDER LOANS

Stockholder loans to the Company, including accrued interest totaled $47,244 and $147,450 as of January 31, 2024 and 2023, respectively. The loans bear interest between 10% and 12%.

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

The Company calculates net loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260, “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 954,000 and 994,000 as of January 31, 2024 and 2023, respectively. The Company has calculated diluted earnings per share utilizing the outstanding stock warrants and convertible debt.

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With house wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $10,899 and $15,125 for the three month periods ended January 31, 2024 and 2023, respectively.

13.	COMMON STOCK

During the three month period ended January 31, 2024, the Company sold 580,888 shares of common stock to eight investors for total proceeds of $105,920 and 670,000 shares were issued to two investors for services. The stock was issued between $0.18 and $0.20 per share.

During the three month period ended January 31, 2023, the Company sold 500,000 shares of common stock to one investor for total proceeds of $110,000 and issued 27,000 shares to one individuals for services. The stock was issued at $0.22 per share.

14.	DEPOSITS ON EQUIPMENT

On July 12, 2015, the Company reached an agreement with Ketut Jaya to purchase the machinery and equipment utilized to produce the INSULTEX material. The purchase price is $700,000 and to be made in four installments. The first installment of $300,000 is to be made at the execution of the agreement. The second installment of $200,000 is to be made when the machinery and equipment is ready to be shipped to the United States. The third installment of $100,000 is to be made once the machinery and equipment is producing INSULTEX, and the fourth and final installment of $100,000 is to be made after the first commercial production run of INSULTEX is completed. As of October 31, 2018, the Company has made payments of $500,000 in accordance with the agreement and made a $100,000 pre-payment as the machine is not yet producing INSULTEX. Additionally, the Company has incurred $17,000 of additional expenses related to shipping, site improvements and installation of the equipment. During 2019, the Company determined the shipping costs of $17,000 were impaired and these costs were written off the balance due. During the fiscal year ended October 31, 2023, the Company made additional prepayments totaling $16,000 on the equipment.

During the fiscal year ended October 31, 2022, the Company made deposits on a separate piece of equipment of $7,370. During the fiscal year ended October 31, 2023, the Company made additional deposits of $29,574 on this piece of equipment. Total deposits for this piece equipment as of January 31, 2024 total $36,944.

Total overall deposits on equipment as of January 31, 2024 and 2023 were $652,944 and $607,370, respectively.

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

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

The following tables present the Company’s business segment information for the nine month period ended January 31, 2024 and 2023:

	2024	2023
Revenues:
Apparel	$7,410	$25,364
House wrap	58,476	46,283

Total revenues	$65,886	$71,647

Assets:
Apparel	$72,703	$75,972
House wrap	1,441,732	1,391,173

Total assets	$1,514,435	1,467,145

Depreciation:
Apparel	$—	$—
House wrap	1,165	769

Total depreciation	$1,165	$769

17.	LEGAL PROCEEDINGS

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

INNOVATIVE DESIGNS, INC.
NOTES TO FINANCIAL STATEMENTS

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

18.	ADOPTED PRONOUNCEMENT

The requirements of the following FASB statement were adopted for the Company’s condensed financial statements:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 introduces a new impairment model, the current expected credit loss (“CECL”) model. The model applies to most assets that are measured at amortized cost and requires those assets to be presented at the net amount expected to be collected. In addition, credit losses on available-for-sale debt securities are to be recognized through an allowance account. ASU 2016-13 also expands existing disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods therein, and requires retrospective application. The Company adopted the new standard effective November 1, 2023, and there were no material changes to the condensed balance sheets, condensed statements of operations, condensed statements of changes in stockholders’ equity, and condensed statements of cash flows as a result of the adoption.

19.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events”, through April 26, 2024 which is the date financial statements were available to be issued. The Company identified no material subsequent events that require recognition or additional disclosure in these financial statements.

INNOVATIVE DESIGNS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding future results of operation, made in this Quarterly Report on Form 10-Q are forward-looking statements. We use words such as expects, believes, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, our ability to sell out HouseWrap product line, our inability to secure sufficient funding to maintain and/or expand our current level of operations. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The Company undertakes no obligation to publicity update or revise any forward-looking statement, whether as a result of new information, future events or otherwise except as required by law.

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from INSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line which is a building material with thermal qualities. House Wrap is also made from INSULTEX. We obtain INSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Completing the development, design and prototypes of our products,

●	Obtaining retail stores or sales agents to offer and sell our products,

●	Developing our website to sell more of our products.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Three-Month Period Ended January 31, 2024, with the Three Month Period Ended January 31, 2023

	Three Month		Three Month
	Period Ended		Period Ended
	31-Jan	%	31-Jan	%	Increase
	2024	of Sales	2023	of Sales	(Decrease)	% Change

REVENUE - NET	$65,886.00		$71,647.00		($5,761.00)	-8.7%

OPERATING EXPENSES
Cost of sales	$34,824.00	52.9%	$17,010.00	23.7%	$17,814.00	51.2%
Selling, general and administrative expenses	$85,682.00	130.0%	$113,882.00	158.9%	($28,200.00)	-32.9%
Total Operating Expenses	$120,506.00		$130,892.00
Loss from operations	($54,620.00)	-82.9%	($59,245.00)	-82.7%	$4,625.00	-8.5%

Other income (expense)
Miscellaneous Income (expense)	$0.00		$7,519.00	100.0%	($7,519.00)	100.0%
Interest expense	($7,608.00)	-11.5%	($6,599.00)	-9.2%	($1,009.00)	13.3%
Depreciation	($1,165.00)		($769.00)	-1.1%	($396.00)	34.0%
Total other income (expense)	($8,773.00)		$151.00	0.2%	($8,924.00)	101.7%
Net Loss	($63,393.00)	-96.2%	($59,094.00)	-82.5%	($4,299.00)	6.8%

Revenues for the three-month period ended January 31, 2024, was $65,886 compared to revenues of $71,647 for the three-month period ended January 31, 2023. The decrease in revenue is primarily attributable to less sales of our cold weather apparel product. We are only selling this product line from our existing inventory which has limited sizes and colors. As a result, the distributors we had for this product line no longer are ordering any of our apparel. See Note 16 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report for a description of our segment products sales. Our net loss for the three-month period ended January 31, 2024, was $ 63,394 compared to a net loss of $ 59,094 for the same period in 2023.

Our selling, general and administrative expenses were $85,682 for the three-month period ended January 31, 2024, compared to $113,882 for the three-month period ended January 31, 2023.

Liquidity and Capital Resources

During the three-month period ended January 31, 2024, we funded our operations from revenues from sales, a loan and sale of our common stock.

During the period we raised $131,000 from the sale of our common stock in private placement. On stockholder exercised warrants to purchase common stock and we received $10,000. In December 2023, we also issued a promissory note in the principal amount of $50,000. The term of the note is one year and the interest rate is 6%. We granted a security interest in $100,000 worth of our inventory. The note is convertible at the holder’s option into shares of our common stock at the rate of $.20 per share.

INNOVATIVE DESIGNS, INC.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our INSULTEX products and to purchase equipment needed for the manufacture of the INSULTEX product. The Company reached an agreement with the manufacturer of the INSULTEX material to purchase a machine capable of producing the INSULTEX material. Also included in the proposed agreement will be the propriety formula that creates INSULTEX. The Company took delivery of the equipment in December 2015. The Company will have to have the machine installed and ensure that it can be operated in compliance with all environmental rules and regulations. It is the Company intentions to have the equipment operational but cannot currently provide a time estimate. Among the factors affecting the time estimate are the financial resources available to the Company, finding a suitable facility and bringing technical personnel from abroad to install the equipment. The Company has currently made deposits of $637,000 on the equipment. The Company has incurred $17,000 of additional expenses related to shipping. The Company will produce INSULTEX under its own brand name. See Note 14 of the Notes to the Condensed Financial Statements.

The new quality control testing equipment for our House Wrap Product line has been built. We have reached an agreement with the vendor on the final amount owed. The total cost of the equipment was approximately $114,000. We expect to accept delivery of the equipment when our testing lab has secured a new testing facility. Once the equipment is installed it will have to go through a certification process. Once the testing equipment is certified, we intend to begin the process of having Insultex certified by ICC Evaluation Services, LLC (“ICC-ES”). ICC-ES certifies, among other items, building materials and products of which our House Wrap falls under. The reason we need to have ICC-ES certification is that we believe in order to get large orders for House Wrap, ICC-ES certification will be required. The other component part of the House Wrap produced by a third party is ICC-Es certified. Getting ICC-ES certification is costly and time consuming.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

See Legal Proceedings set forth in Part I Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B Climate-Related Disclosure

n/a

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2023, we sold 100,000 Units each to two investors for total proceed of $46,000. Each Unit consisted of one share of common stock and one warrant to purchase a share of common stock at $.25 per share. The term of the warrants are two years.

On November 28, 2023, we issue 630,000 shares of our common stock to our landlord in payment of back rent valued at $113,400. We also issued 40,000 shares to a director for consulting services at a price of $20 per share.

INNOVATIVE DESIGNS, INC.

On December 27, 2023, we sold 25,000 Units to one investor and received proceeds of $5,000.

On December 21, 2023, we sold 32,000 Units to one investor and received proceeds of $5,120.

On January 10, 2024, we sold 60,000 Units to one investor and received proceeds of $10,800.

On January 15, 2024, we sold 50,000 Units to one investor and received proceeds of $10,000. We also sold 277,778 Units to one investor and received proceeds of $50,000.

On January 17, 2024, we sold 25,00 Units to one investor and received proceeds of $5,000.

On January 22, 2024, we sold 55,555 Units to one investor and received proceeds of $10,000.

On January 24, 2024, we sold 55,555 Units to one investor and received proceeds of $10,000.

On February 8, 2024, we sold 55,555 Units to one investor and received proceeds of $10,000.

We relied on Section 4 (2) of the Securities Act of 1933, as amended, and regulation D promulgated thereunder as the exemptions from registration for the above transactions.

ITEM 3. Defaults upon Senior Securities

None

Item 4 Mine Safety Disclosures

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of January 31, 2024, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

Item 5. Other Information.

During the quarter ended January 31, 2024, no director or officer, as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

INNOVATIVE DESIGNS, INC.

ITEM 6. EXHIBITS

*3.1	Revised Certificate of Incorporation
**3.2	By-Laws
10.0	Form of convertible note
31.1	Rule 13a - 14a Certification of Chief Executive Officer
31.2	Rule 13a-14a Certification of Chief Financial Officer and Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
32.2	Section 1350 Certification of Chief Financial Officer and Chief Accounting Officer

*	Incorporated by reference to the Company’s Form 10-K filed February 12, 2015

**	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

99***	Incorporated by reference to the Company’s Current Report on Form 8-k, filed November 4, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Designs, Inc.
Registrant

Date: April 30, 2024	by:	/s/ Joseph Riccelli
Joseph Riccelli, Chief Executive Officer and Chief Financial Officer