Form 10-Q
period 2024-04-30
INNOVATIVE DESIGNS INC
filed 2024-10-01
CIK 1190370

A UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2024

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

As of September 30, 2024, there were 37,924,003 shares of the Registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2024

INNOVATIVE DESIGNS, INC

CONDENSED BALANCE SHEET

AS OF APRIL 30, 2024 AND OCTOBER 31, 2023

ASSETS	April 30, 2024	October 31, 2023

Current Assets

Cash and Cash Equivalents	$241,712	$238,677

Accounts Receivable, Net	$123,170	$31,050

Inventory, Net	$523,443	$549,276

Other Current Receivables	$16,541	$8,200

Total Current Assets	$904,866	$827,203

Long-Term Assets

Property, Plant, and Equipment, Net	$21,150	$23,479

Deposits on Equipment	$652,944	$652,944

Total Long-Term Assets	$674,094	$676,423

Total Assets	$1,578,960	$1,503,626

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Current Liabilities

Credit Cards	$72,317	$71,659

Accounts Payable	$60,646	$144,967

Other Current Liabilities	$98,847	$121,938

Total Current Liabilities	$231,810	$338,564

Long-Term Liabilities

Notes Payable	$42,362	$56,429

Total Long-Term Liabilities	$42,362	$56,429

Total Liabilities	$274,172	$394,993

Stockholders Equity

Common Stock; $0.0001 par value; 100,000,000 shares authorized; 37,839,003 and 36,532,560 shares issued and outstanding as of April 30, 2024 and October 31, 2023 respectively	$3,784	$3,653

Paid-In Capital	$11,979,124	$11,741,935

Retained Earnings (Deficit)	$(10,636,955)	$(10,335,578)

Net Income (Loss)	$(41,165)	$(301,377)

Total Stockholders' Equity (Deficit)	$1,304,788	$1,108,633

Total Liabilities and Stockholders Equity (Deficit)	$1,578,960	$1,503,626

INNOVATIVE DESIGNS, INC.

CONDENSED STATEMENT OF OPERATIONS

PERIOD ENDING APRIL 30, 2024

	Six-Month Ended April 30,		Three-Month Ended April 30,
	2024	2023	2024	2023

Revenues	$366,217	$98,896	$300,331	$27,249

Cost of Goods Sold	$186,384	$30,359	$151,560	$13,349

Gross Profit	$179,833	$68,537	$148,771	$13,900

Operating Expenses	$206,722	$234,974	$121,040	$121,091

Income (Loss) from operations	$(26,889)	$(166,437)	$27,731	$(107,191)

Other Income (Expenses)

Gain (Loss) on Assets	$0	$7,519	$—	$—

Depreciation Expenses	$(2,329)	$(1,537)	$(1,165)	$(768)

Interest Expenses	$(11,946)	$(11,231)	$(4,338)	$(4,632)

Total other income (expenses)	$(14,275)	$(5,249)	$(5,503)	$(5,400)

Net Income (Loss)	$(41,164)	$(171,686)	$22,228	$(112,591)

Earnings Per Share - Basic	$(0.001)	$(0.005)	$0.001	$(0.003)
Weighted average common shares outstanding	37,834,682	35,177,560	37,459,401	35,177,560

Earnings Per Share - diluted	$(0.001)	$(0.005)	$0.001	$(0.003)
Weighted average common shares outstanding	37,834,682	35,908,060	37,461,096	35,908,060

Innovative Design, Inc

Statements of Change in Stockholder’s Equity

Six-Month Ending April 30, 2024 (Unaudited)

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - October 31, 2022	34,650,560	$3,467	$11,335,184	$(10,335,579	$1,003,072

Sale of Stock	500,000	$50	$109,950	—	$110,000

Shares Issued for Services	27,000	$3	$5,937	$—	$5,940

Net Income (Loss)	—	—	—	$(59,094)	$(59,094)

Balance at January 31, 2023	35,177,560	$3,520	$11,451,071	$(10,394,673)	$1,059,918

Net Income (Loss)	—	—	—	$(112,591)	$(112,591)

Balance at April 30, 2023	35,177,560	$3,520	$11,451,071	$(10,507,264)	$947,327

Balance - October 31, 2023	36,532,560	$3,653	$11,741,935	$(10,636,955)	$1,108,633
Sale of stock	580,888	$58	$105,862	$—	$105,920

Stock issued for services	670,000	67	121,333	$—	$121,400

Net Income (Loss)	—	$—	$11,979,124	$(63,393)	$(63,393)

Balance – January 31,2024	37,783,448	$3,778	$11,969,130	$(10,700,348)	$1,272,560

Sale of stock	55,555	$6	$9,994	—	$10,000

Net Income (Loss)	—	—	—	$22,228	$22,228

Balance – April 30, 2024	37,839,003	$3,784	$11,979,124	$(10,678,120)	$1,304,788

INNOVATIVE DESIGNS, INC.

STATEMENT OF CASH FLOWS

AS OF APRIL 30, 2024 (UNAUDITED)

	Six-Month Ended April 30
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(41,165)	$(171,686)

Adjustments to reconcile net loss to net cash used in operating activities

Increase/(Decrease) in Depreciation / Amortization	$2,329	$1,537

Changes In Operating Assets and Liabilities

Increase in Credit Cards Liabilities	$658	$—

Increase/(Decrease) Accounts Payables and Other Current Liabilities	$(107,412)	$68,125

(Increase) / Decrease in Interest and Other Receivables	$(92,120)	$9,294

(Increase) / Decrease in Inventory	$25,834	$(133,775)

Decrease in Prepaid Expenses	$(8,342)	$—

Net Cash Used In Operating Activities	$(220,218)	$(226,505)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase / (Decrease) in Deposits on Machinery & Equipment	$—	$19,834

Net Cash Used In Investing Activities	$—	$19,834

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Stock	$237,320	$115,940

Increase / (Decrease) in Notes Payable	$(14,067)	$(107,555)

Net Cash Used In Financing Activities	$223,253	$8,385

Net Increase (Decrease) In Cash	$3,035	$(198,286)

Cash at the Beginning of the Period	$238,677	$263,293

Cash at the End of the Period	$241,712	$65,007

Innovative Designs Inc

Notes to Financial Statements

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s (the “Company”) financial position as of April 30, 2024, the changes therein for the six-month periods that ended and the results of operations for the six-month periods ended April 30, 2024.

The condensed financial statements included in the Form 10-Q (the “Form”) are presented in accordance with the requirements of the Form and do not include all of the disclosures required by generally accepted accounting principles in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ending October 31, 2023. The results of operations for the six-month period ending April 30, 2024 are not necessarily indicative of operating results for the full year.

The Company’s unaudited consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended October 31, 2023, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, filed with the SEC on ???? the “2023 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three and six months ended April 30, 2024, are not necessarily indicative of the results for the year ending  October 31, 2024 , or for any future period.

As of April 30, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Annual Report.

2.	GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss of ($41,165) and a negative cash flow of ($143,218) from operation activities for the six-month period ending April 30, 2024. In addition, the Company has an accumulated deficit of ($10,678,120). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	ACCOUNTS RECEIVABLE

Accounts receivables are reported at their net realizable value. The Company evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days. There were $332 in receivables over 90 days as of April 30, 2024, and no balances over 90 days as of October 31, 2024.

4.	OPENING AND CLOSING BALANCE OF RECEIVABLES

The opening balance of accounts receivable was $31,050. The ending balance of accounts receivable for the six-month period ending April 30, 2024, was $124,450. There was not an allowance for doubtful accounts at the beginning or end of the period.

5.	INVENTORY

Inventory consists principally of purchased apparel inventory and house wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its Artic Armor, hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory as of April 30, 2024 and October 31, 2023 of $65,600. Management has determined that no allowance is currently necessary on the house wrap inventory. Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed. As of April 30, 2024, the total value of the inventory on hand prior to the allowance for obsolete inventory is $589,043

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

As of April 30, 2024, all notes payables are up to date.

8.	LOANS

Loans to the Company, including accrued interest, totaled $47,244 and $147,450 as of January 31, 2024 and 2023, respectively. The loans bear interest between 10% and 12%.

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

The Company calculates net loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260, ”Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 2,429,443 and 2,373,888 as of April 30, 2024, and October 31, 2023, respectively. The Company has calculated diluted earnings per share utilizing the outstanding stock warrants and convertible debt.

11.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740 ”Income Taxes”, which requires an asset and liability approach for financial reporting purposes.

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With house wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $19,461 and $19,444 for the three-month periods ended April 30, 2024 and April 30, 2023, respectively.

13.	COMMON STOCK

During the six-month period ending April 30, 2024, the Company sold 580,888 shares of common stock to eight investors for total proceeds of $105,920, and 670,000 shares were issued to two individuals for services. The stock was issued between $0.18 and $0.20 per share. Additionally, the Company sold 55,555 shares of common stock to one investor for total proceeds of $10,000. The stock was issued at $0.18 per share.

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

During the fiscal year ended October 31, 2022, the Company made deposits on a separate piece of equipment of $7,370. During the fiscal year ended October 31, 2023, the Company made additional deposits of $29,574 on this piece of equipment. There have been no additional deposits made as of April 30, 2024 The remaining balance owed on said equipment as of April 30, 2024 is $77,000.

Total overall deposits on equipment as of April 30, 2024 and October 31, 2023 were $652,944.

15.	LEASE

FASB ASC Topic 842, ”Leases”, establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the condensed balance sheets. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets are reduced each period by an amount equal to the difference between the lease expense and the amount of interest expense on the lease liability, using the effective interest method. The Company used the average commercial real estate interest rate of 5.50% to calculate the present value of the lease. The Company recognizes lease expense on a straight-line basis over the leased term on the condensed statements of operations.

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

17.	ADPOTED PRONOUNCEMENT

The requirements of the following FASB statement were adopted for the Company’s condensed financial statements:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, ”Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 introduces a new impairment model, the current expected credit loss (“CECL”) model. The model applies to most assets that are measured at amortized cost and requires those assets to be presented at the net amount expected to be collected. In addition, credit losses on available-for-sale debt securities are to be recognized through an allowance account. ASU 2016-13 also expands existing disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods therein, and requires retrospective application. The Company adopted the new standard effective November 1, 2023, and there were no material changes to the condensed balance sheets, condensed statements of operations, condensed statements of changes in stockholders’ equity, and condensed statements of cash flows as a result of the adoption.

18.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, ”Subsequent Events”, through October 1, 2024, which is the date financial statements were available to be issued. The Company identified no material subsequent events that require recognition or disclosure.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from IINSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line, which is a building material with thermal qualities. House Wrap is also made from IINSULTEX. We obtain IINSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Completing the development, design and prototypes of our products,
●	Obtaining retail stores or sales agents to offer and sell our products,
●	Developing our website to sell more of our products.

Results of Operations

Comparison of the Three-Month Period Ended April 30, 2024, with the Three-Month Period Ended April 30, 2023.

The following table shows a comparison of the results of operations between the three month periods ended April 30, 2024, and April 30, 2023:

	Three Month		Three Month
	Period Ended		Period Ended
	30-April	%	30-April	%	Increase
	2024	of Sales	2023	of Sales	(Decrease)	% Change

REVENUE - NET	$300,331.00		$27,249.00		$273,062.00	90.9%

OPERATING EXPENSES
Cost of sales	$151,560.00	50.5%	$13,349.00	49.0%	$138,211.00	91.2%
Selling, general and administrative expenses	$121,040.00	40.3%	$121,091.00	444.2%	$51.00	0.0%
Total Operating Expenses	$121,040.00		$121,091.00
Income/Loss from operations	$27,731.00	9.2%	($107,191.00)	-393.4%	$134,922.00	486.5%

Other income (expense)
Miscellaneous Income (expense)	$0.00		$0.00	100.0%	$0.00	100.0%
Interest expense	($4,338.00)	-1.4%	($4,632.00)	-17.0%	$294.00	-6.8%
Depreciation	($1,165.00)		$768.00	-2.8%	($397.00)	34.1%
Total other income (expense)	($5,503.00)	-1.8%	($5,400.00)	-19.8%	($103.00)	1.9%
Net Income (Loss)	$22,228.00	7.4%	($112,591.00)	-413.2%	$134,819.00	606.5%

Revenues for the three-month period ended April 30, 2024, were $300,331 compared to revenues of $27,249 for the three-month period ended April 30, 2023. The increase in revenue is attributable solely to an increase in sales of our Houswrap product line. During the period we had no sales of any apparel.

Our selling, general and administrative expenses (“SG&A”) were $121,040 for the three months ended April 30, 2024, compared to $121,091 for the three-month period ended April 30, 2023. In February of 2024, we hired a son of our former CEO as a consultant at a rate of $1,000 per week. On September 30, 2024, the consulting arrangement was ended.

INNOVATIVE DESIGNS, INC.

Results of Operations

Comparison of the Six-Month Period Ended April 30, 2024, with the Six -Month Period Ended April 30, 2023.

	Six Month		Six Month
	Period Ended		Period Ended
	30-April	%	30-April	%	Increase
	2024	of Sales	2023	of Sales	(Decrease)	% Change

REVENUE - NET	$366,217.00		$98,896.00		$267,321.00	73.0%

OPERATING EXPENSES
Cost of sales	$186,384.00	50.9%	$30,359.00	30.7%	$156,025.00	83.7%
Selling, general and administrative expenses	$206,722.00	56.4%	$234,974.00	237.6%	$-28,252.00	-13.7%

Total Operating Expenses	$206,722.00		$234,974.00
Loss from operations	$-26,889.00	-7.3%	$-166,434.00	-168.3%	$139,548.00	-519.0%

Other income (expense)
Miscellaneous Income (expense)	$0.00		$7,519.00	100.0%	$-7,519.00	100.0%
Interest expense	$-11,946.00	-3.3%	$-11,231.00	-11.4%	$-715.00	6.0%
Depreciation	$-2,329.00		$-1,537.00	-1.6%	$-792.00	34.0%
Total other income (expense)	$-14,275.00		$-5,249.00	-5.3%	$-9,026.00	63.2%
Net Loss	$-41,164.00	-11.2%	$171,686.00	-173.6%	$130,522.00	-317.1%

Revenues for the six-month period ended April 30, 2024, were $366,217 compared to revenues of $98,896 for the six-month period ended April 30, 2024. The increase in revenue is nearly all attributable to an increase in our House Wrap products’ revenue as we had approximately $7,000 in apparel sales during the period.

As of September 27,2024, we have a backlog of approximately $247,00 in orders for our Housewrap product line.

As of August 30, 2024, one of our Distributors has generated approximately $550,000 in sales.

SG&A expenses were $206,722 for the six month period ended April 30, 2024, compared to $234,974 for the six month period ended April 30, 2023.

In the period starting May 1, 2024, to September 3, 2024, our sales have increased 158% over the period beginning November 1, 2023, to April 30, 2024.

INNOVATIVE DESIGNS, INC.

Liquidity and Capital Resources

During the three-month period ended April 30, 2024, we funded our operations from revenues and the sale of our common stock.

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

The new quality control testing equipment for our House Wrap Product line has been built. We have reached an agreement with the vendor on the final amount. As of August 30, 2024, we have paid approximately $134,000 in deposits for the equipment. We expect to accept delivery of the equipment when we are able to reach an agreement with a testing laboratory that will house the equipment. Once the equipment is installed it will have to go through a certification process before we will be able to conduct tests on our Insultex products. Once the testing equipment is certified, we intend to begin the process of having Insulted certified by ICC Evaluation Services, LLC (“ICC-ES”). ICC-ES certifies, among other items, building materials and products of which our House Wrap falls under. The reason we need to have ICC-ES certification is that we believe in order to get large orders for House Wrap, ICC-ES certification will be required. The other component part of the Housewrap produced by a third party is ICC-Es certified. Getting ICC-ES certification is costly and time consuming.

Long Term: The Company will continue to fund its operations from revenues, borrowings from private parties and the possible sale of our securities. Should we not be able to rely on the private sources for borrowing and /or increased sales, our operations would be severely affected as we would not be able to fund our purchase orders to our suppliers for finished goods and our efforts to produce our own IINSULTEX would be delayed.

Subsequent to the period, on September 26, 2024, we appointed a new CEO/CFO. Please see our Form 8-K filed on September 27, 2024.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

See Note 16 of the Notes to the Condensed Financial Statements appearing elsewhere in this Report.

ITEM 1A Risk Factors

See Risk factors set forth in Part I Item 1A of the Company’s Annual report on Form 10-K for the fiscal year ended October 31, 2023.Set forth below are additional risk factors.

Sole Source for Insultex. We rely on a single source for the Insultex material. We do not believe we could obtain Insultex from any other source. Insultex is manufactured by a company in Indonesia using proprietary technology Should we not be able to obtain Insultex from this company for any reason we could no longer maintain operations.

Reliance on Key Personal. Mr. Gregory Domian is our Executive Vice-President, Operations. Should we lose the services of Mr. Domian our operations would be materially affected.

ITEM 1B Climate-Related Disclosure.

                N/A

INNOVATIVE DESIGNS, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. Defaults upon Senior Securities

None

Item 4 Mine Safety Disclosures

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period ended April 30, 2024,, our principal executive/financial officer concluded that these controls and procedures were ineffective. At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions.

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

ITEM 5. Other Information

During the quarter ended April 30, 2024, no director or officer of the Company adopted or terminated a “rule 10b5-1 trading arrangement” or “non-Rule 10b-5 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

Innovative Designs, Inc.
Registrant

Date: October 1, 2024	by:	/s/ John Thomas
John Thomas, Chief Executive Officer
and Chief Financial Officer