Form 10-Q
period 2024-07-31
INNOVATIVE DESIGNS INC
filed 2024-12-23
CIK 1190370

A UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ______________.

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

As of December 22, 2024, there were 37,924,003 shares of the Registrant’s common stock, par value $.0001 per share, outstanding. Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

INNOVATIVE DESIGNS, INC.

Condensed Balance Sheets

As of July 31, 2024 (Unaudited) and October 31, 2023 (Audited)

	July 31, 2024	October 31, 2023
Assets
Current assets
Cash and Cash Equivalents	$284,342	$238,677
Accounts Receivable, Net	57,272	31,050
Inventory, Net	471,078	549,276
Other current assets	34,000	8,200
Total current assets	846,692	827,203
Long-Term Assets
Property, Plant, and Equipment, Net	29,384	23,479
Deposits on Equipment	652,944	652,944
Total Long-Term Assets	682,328	676,423
Total assets	$1,529,020	$1,503,626

Liabilities and Stockholders’ Deficit
Current liabilities
Credit Cards	$67,634	$71,659
Accounts Payable	79,694	144,967
Other current Liabilities	98,748	121,938
Total current liabilities	246,076	338,564
Long-Term Liabilities
Notes Payable	37,239	56,429
Total Long-Term Liabilities	37,239	56,429
Total liabilities	283,315	394,993

Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 37,839,560 and 36,532,560 shares issued and outstanding as of July 31, 2024 and October 31, 2023, respectively	3,784	3,653
Additional paid-in capital	11,979,124	11,741,935
Accumulated deficit	(10,737,203)	(10,335,578)
Total stockholders’ deficit	1,245,705	1,108,633
Total liabilities and stockholders’ deficit	$1,529,020	$1,503,626

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Condensed Statements of Operations

For the Three and Nine Months Ended July 31, 2024 and 2023

(Unaudited)

	For the Three months ended July 31,		For the Nine months ended July 31,
	2024

REVENUES, net	$278,279	$124,650	$644,497	$223,546
OPERATING EXPENSES
Cost of sales	189,978	76,480	376,362	106,839
Selling, general and administrative expenses	142,224	124,944	348,946	359,917
Total operating expenses	332,202	201,424	725,308	466,756
Income (loss) from operations	(53,922)	(76,774)	(80,811)	(243,210)
OTHER INCOME (EXPENSES)
Miscellaneous income (expense)		—		7,519
Interest expense	(3,837)	(6,421)	(15,783)	(17,652)
Depreciation	(1,324)	(769)	(3,653)	(2,306)
Total other income (expense)	(5,161)	(7,190)	(19,436)	(12,439)
Net income (loss)	$(59,083)	$(83,964)	$(100,247)	$(255,649)

Loss per share of common stock - Basic and diluted	$(0.002)	$(0.002)	$(0.003)	$(0.007)

Weighted average shares of common stock - Basic and diluted	37,839,003	36,633,430	36,972,827	36,153,406

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Condensed Statements of Changes in Stockholders’ Equity

Three Months and Nine Months Ended July 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance October 31, 2022	34,650,560	$3,467	$11,335,184	$(10,335,579)	$1,003,072

Sale of stock	50,000	50	109,950	—	110,000
Shares issued for services	27,000	3	5,937	—	5,940
Net income (loss)	—	—	—	(59,094)	(44,730)
Balance January 31, 2023	34,727,560	3,520	11,451,071	(10,394,673)	1,059,918
Net income (loss)	—	—	—	(112,591)	(112,591)

Balance April 30, 2023	34,727,560	3,520	11,451,071	(10,507,264)	947,327

Sale of stock	695,000	70	140,930	—	141,000
Exercise of warrants	40,000	4	9,996	—	10,000
Shares issued for services	180,000	18	35,982	—	36,000
Net income (loss)	—	—	—	(83,964)	(83,964)
Balance July, 2023	35,642,560	3,612	11,637,979	(10,591,228)	1,050,363

Balance October 31, 2023	36,532,560	$3,653	$11,741,935	$(10,636,955)	$1,08,633

Sale of stock	580,888	58	105,862	—	105,920
Stock issued for services	670,000	67	121,333	—	121,400
Net income (loss)	—	—	—	(63,393)	(63,393)

Balance January 31, 2024	37,783,448	3,778	11,969,130	(10,700,348)	1,272,560

Sale of stock	55,555	6	9,994	—	10,000
Net income (loss)	—	—	—	22,228	22,228

Balance April 30, 2024	37,839,003	3,784	11,979,124	(10,678,120)	1,304,788

Net income (loss)	—	—	—	(59,082)	(59,082)

Balance July 31, 2024	37,839,003	$3,784	$11,979,124	$(10,737,202)	$1,245,706

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Statements of Cash Flows

For the Nine Months Ended July 31, 2024 and 2023

(Unaudited)

	2024	2023
Cash flows from operating activities
Net income (loss)	$(100,247)	$(255,649)
Stock issuance for services	121,400	41,940
Depreciation	3,653	2,306
Gain on sale of assets		(7,519)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	(26,222)	11,121
Inventory	78,198	(92,669)
Deposits in inventory	(28,500)	80,000
Prepaid and other receivables	2,700	—
Credit card payable	(4,025)	—
Accounts payable and accrued expenses	5,391	113,424
Due to shareholders	(93,855)	7,728
Net cash provided by (used in) operating activities	(41,507)	(99,318)

Cash flows from investing activities
Purchase of assets	(9,558)	(20,593)
Deposits on equipment	—	(112,574)
Proceeds from sale of equipment	—	7,519
Net cash provided by (used in) financing activities	(9,558)	(125,648)

Cash flows from financing activities
Proceeds from sale of stock	115,920	261,000
Payment on shareholder advances	—	(105,630)
Payments on notes payable	(19,190)	(14,880)
Net cash provided by (used in) investing activities	96,730	140,490

Net change in cash and cash equivalents	45,665	(84,476)
Cash and cash equivalents, beginning of period	238,677	263,293
Cash and cash equivalents, end of period	$284,342	$178,817

Supplemental disclosure of cash flow information
Cash paid for interest	$15,783	$9,924
Non-cash financing activities	$121,400	$41,940

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Notes to the Condensed Financial Statements

For the Period Ended September 30, 2024

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s (the “Company”) financial position as of July 31, 2024, the changes therein for the nine-month periods that ended and the results of operations for the nine-month periods ended July 31, 2024.

The condensed financial statements included in the Form 10-Q (the “Form”) are presented in accordance with the requirements of the Form and do not include all of the disclosures required by generally accepted accounting principles in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ending October 31, 2023. The results of operations for the nine-month period ending July 31, 2024 are not necessarily indicative of operating results for the full year.

The Company’s unaudited condensed financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended October 31, 2023, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, filed with the SEC on February 23, 2024 (the “2023 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three and nine months ended July 31, 2024, are not necessarily indicative of the results for the year ending October 31, 2024 , or for any future period.

As of July 31 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 annual report.

NOTE 2 – GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss of ($29,296) and a negative cash flow of ($41,507) from operation activities for the nine-month period ending July 31, 2024. In addition, the Company has an accumulated deficit of ($10,707,203). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivables are reported at their net realizable value. The Company evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days. There were $150 in receivables over 90 days as of July 31, 2024, and no balances over 90 days as of October 31, 2024. As of July 31, 2024, the balance of accounts receivable was $57,272, net of allowances.

NOTE 4 – INVENTORY

Inventory consists principally of purchased apparel inventory and house wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its Artic Armor, hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory as of July 31, 2024 and October 31, 2023 of $65,600. Management has determined that no allowance is currently necessary on the house wrap inventory.

Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed. As of July 31, 2024, the total value of the inventory on hand prior to the allowance for obsolete inventory was $536,678, and the net value was $471,078.

NOTE 5 – WARRANTIES

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

NOTE 6 – NOTES PAYABLE

During December 2023, the Company entered into a convertible promissory note in the amount of $50,000 due and payable in December 2024 at an annual interest rate of 6.0%. The note is secured by $100,000 of the Company’s inventory. Any principal and unpaid accrued interest outstanding as of the due date may be converted to common stock at a value of $0.20 per share.

During 2005, the Company entered into an agreement with the U.S. Small Business Association (SBA). As of July 31, 2024, the note payable to SBA was $47,903. The note is payable in monthly installments of $1,820 with the balance due and payable in November 2026, at an interest rate of 2.60%.

As of April 30, 2024, all notes payables are up to date.

NOTE 7 – REVENUES

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

NOTE 8 – EARNINGS PER SHARE

The Company calculates net loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260, ”Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 2,429,443 and 2,373,888 as of July 31, 2024, and October 31, 2023, respectively. The Company has calculated diluted earnings per share utilizing the outstanding stock warrants and convertible debt

NOTE 9 – INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740 ”Income Taxes”, which requires an asset and liability approach for financial reporting purposes.

Deferred income taxes are provided for differences between the tax bases of assets and liabilities and the financial reporting amounts at the end of the period, and for net operating loss and tax credit carryforwards available to offset future taxable income. Changes in enacted tax rates or laws result in adjustments to recorded deferred tax assets and liabilities in the periods in which the tax laws are enacted or tax rates are changed. The Company will continue to evaluate its income tax obligation throughout the year and will record a tax provision when it is necessary

 NOTE 10 – SHIPPING AND HANDLING COSTS

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With house wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $34,332 and $27,070 for the nine-month ended July 31, 2024 and 2023, respectively.

NOTE 11 – COMMON STOCK

During the nine-month period ending July 31, 2024, the Company sold 580,888 shares of common stock to eight investors for total proceeds of $105,920, and 670,000 shares were issued to two individuals for services. The stock was issued between $0.18 and $0.20 per share. Additionally, the Company sold 55,555 shares of common stock to one investor for total proceeds of $10,000. The stock was issued at $0.18 per share.

NOTE 12 – DEPOSITS ON EQUIPMENT

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

Total overall deposits on equipment as of July 31, 2024 and October 31, 2023 were $652,944.

NOTE 13 – LEASE

FASB ASC Topic 842,”Leases”, establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the condensed balance sheets. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets are reduced each period by an amount equal to the difference between the lease expense and the amount of interest expense on the lease liability, using the effective interest method. The Company used the average commercial real estate interest rate of 5.50% to calculate the present value of the lease. The Company recognizes lease expense on a straight-line basis over the leased term on the condensed statements of operations.

The Company entered into a lease for office space at the time the Company was formed through June 2022. Effective July 2022, the Company is leasing the office space on a month to month basis. As a result, the Company has elected to apply the short-term lease exemption to its lease of the facilities and therefore has not recorded a ROU asset and related lease liability.

NOTE 14 – LEGAL PROCEEDINGS

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

NOTE 15 – ADOPTED PRONOUNCEMENT

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

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, ”Subsequent Events”, through the date financial statements were available to be issued. The Company identified no material subsequent events that require recognition or disclosure except the following:

On October 3, 2024, the Board accepted the resignation of Joseph Riccelli, Sr. as the registrant’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, effective immediately. The Board also appointed Joseph A. Riccelli to serve as the registrant’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, effective immediately. In addition, on October 3, 2024, the Board of Directors determined that Joseph Riccelli, Sr. will continue to serve as Chairman of the Board of Directors. It is expected that the registrant will retain Joseph Riccelli, Sr. as a consultant to facilitate a smooth transition and for his vast knowledge of the production and products, and the relationships with the registrant’s most important vendors.

Also on October 3, 2024, the Board accepted the resignation of Dean Kolocouris, effective immediately.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding future results of operation, made in this Quarterly Report on Form 10-Q are forward-looking statements. We use words such as expects, believes, intends, and similar expressions to identify forward-looking statements. Forward looking-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, competition in our cold weather markets, our ability to sell out House Wrap product line, our inability to secure sufficient funding to maintain and/or expand our current level of operations and the seasonality of our cold weather product line. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise except as required by law.

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from IINSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line, which is a building material with thermal qualities. House Wrap is also made from IINSULTEX. We obtain IINSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

•	Complete the development, design and prototypes of our products,

•	Obtaining retail stores or sales agents to offer and sell our products’

•	Developing our website to sell more of our products.

Results of Operations

Comparison of the Three-Month Period Ended July 31, 2024, with the Three-Month Period Ended July 31, 2023.

The following table shows a comparison of the results of operations between the three month periods ended July 31, 2024, and July 31, 2023:

	Three Month		Three Month
	Ended	%	Ended	%	Increase
	7/31/2024	of sales	7/31/2023	of sales	(Decrease)	% Change

REVENUE - NET	278,279		124,650		153,629	123.2%

OPERATING EXPENSES
Cost of sales	189,978	68.3%	76,480	61.4%	85,416	148.4%
Selling and G&A expenses	142,223	51.1%	124,944	100.2%	17,481	13.8%
Total Operating Expenses	332,201	119.4%	201,424	161.6%	102,897	64.9%
Income (loss) from operations	(53,922)	-19.4%	(76,774)	-61.6%	50,732	-29.8%

Other income (expenses)
Miscellaneous income (expense)	—
Interest expense	(3,837)	-1.4%	(6,421)	-5.2%	2,584	-40.2%
Depreciation	(1,324)	-0.5%	(769)	-0.6%	(555)	72.2%
Total other income (expense)	(5,161)	-1.9%	(7,190)	-5.8%	2,029	-28.2%
Net income (loss)	(59,083)	-21.2%	(83,964)	-67.4%	52,761	-29.6%

Revenues for the three-month period ended July 31, 2024, were $278,279 compared to revenues of $124,650 for the three-month period ended July 31, 2023. The increase in revenue is attributable solely to an increase in sales of our House wrap product line.

Our costs of sale, selling, general and administrative expenses (“SG&A”) were $332,201 for the three months ended July 31, 2024, compared to $201,424 for the three-month period ended July 31, 2023. In February of 2024, we hired a son of our former CEO as a consultant to increase the sales.

Comparison of the Nine-Month Period Ended July 31, 2024, with the Nine -Month Period Ended July 31, 2023.

	Nine Month		Nine Month
	Ended	%	Ended	%	Increase
	7/31/2024	of sales	7/31/2023	of sales	(Decrease)	% Change

REVENUE - NET	644,497		223,546		420,951	188.3%

OPERATING EXPENSES
Cost of sales	376,362	58.4%	106,839	47.8%	241,442	252.3%
Selling and G&A expenses	348,946	54.1%	359,917	161.0%	(10,769)	-3.0%
Total Operating Expenses	725,308	112.5%	466,756	208.8%	230,673	55.4%
Income (loss) from operations	(80,811)	-12.5%	(243,210)	-108.8%	190,278	-66.8%

Other income (expenses)
Miscellaneous income (expense)	—	—	7,519	3.4%	(7,519)	-100.0%
Interest expense	(15,783)	-2.4%	(17,652)	-7.9%	1,869	-10.6%
Depreciation	(3,653)	-0.6%	(2,306)	-1.0%	(1,347)	58.4%
Total other income (expense)	(19,436)	-3.0%	(12,439)	-5.6%	522	-4.2%
Net income (loss)	(100,247)	-15.6%	(255,649)	-114.4%	190,800	-63.7%

Revenues for the nine-month period ended July 31, 2024, were $644,497 compared to revenues of $223,546 for the nine-month period ended July 31, 2024. The increase in revenue is nearly all attributable to an increase in our House Wrap products’ revenue.

As of September 27,2024, we have a backlog of approximately $247,00 in orders for our House wrap product line.

As of August 30, 2024, one of our Distributors has generated approximately $550,000 in sales.

Cost of sale and SG&A expenses were $725,308 for the nine month period ended July 31, 2024, compared to $466,756 for the nine month period ended July 31, 2023.

Liquidity and Capital Resources

During the three-month period ended July 31, 2024, we funded our operations from revenues and the sale of our common stock.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our Insultex products and to purchase equipment needed for the manufacture of the Insultex product. The Company reached an agreement with the manufacturer of the Insultex material to purchase a machine capable of producing the Insultex material. Also included in the proposed agreement will be the propriety formula that creates Insultex. The Company took delivery of the equipment in December 2015. The Company will have to have the machine installed and ensure that it can be operated in compliance with all environmental rules and regulations. It is the Company intentions to have the equipment operational but cannot currently provide a time estimate. Among the factors affecting the time estimate are the financial resources available to the Company, finding a suitable facility and bringing technical personnel from abroad to install the equipment. The Company has currently made deposits of $652,944 on the equipment. The Company will produce Insultex under its own brand name. See Note 13 of the Notes to the Condensed Financial Statements.

The new quality control testing equipment for our House Wrap Product line has been built. We have reached an agreement with the vendor on the final amount. As of July 31, 2024, we have paid approximately $134,000 in deposits for the equipment. We expect to accept delivery of the equipment when we are able to reach an agreement with a testing laboratory that will house the equipment. Once the equipment is installed it will have to go through a certification process before we will be able to conduct tests on our Insultex products. Once the testing equipment is certified, we intend to begin the process of having Insulted certified by ICC Evaluation Services, LLC (“ICC-ES”). ICC-ES certifies, among other items, building materials and products of which our House Wrap falls under. The reason we need to have ICC-ES certification is that we believe in order to get large orders for House Wrap, ICC-ES certification will be required. The other component part of the House wrap produced by a third party is ICC-Es certified. Getting ICC-ES certification is costly and time consuming.

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

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales when all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

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

Reliance on Key Personnel. Mr. Gregory Domian is our Executive Vice-President, Sales and Marketing. Should we lose the services of Mr. Domian our operations would be materially affected.

ITEM 1B Climate-Related Disclosure.

N/A

TEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

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

ITEM 5. Other Information

During the quarter ended July 31, 2024, no director or officer of the Company adopted or terminated a “rule 10b5-1 trading arrangement” or “non-Rule 10b-5 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

Date: December 20, 2024

Joseph A. Riccelli
Chief Executive Officer
Chief Financial Officer