Form 10-K
period 2024-10-31
INNOVATIVE DESIGNS INC
filed 2025-02-20
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934. For the fiscal year ended October 31, 2024

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934. For the Transition period from _______ to ________.

Commission file number: 000-51791

Innovative Designs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0465528
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

124 Cherry Street	15223
Pittsburgh, Pennsylvania	(Zip Code)
(Address of Principal Executive Offices)

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

☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15 (d) of the Act.

☐Yes ☒ No

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

Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $ 1,362,538

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $ 11,108,160. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant’s common stock outstanding on February 17, 2025 was 38,304,003

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

We no longer manufacture our apparel products containing Insultex. We only sell from our existing inventory..

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

● Ice fisherman

● Snowmobilers

● Utility workers

● Oil/gas pipeline workers

● Railroad workers

● Construction workers

● Ski resort workers; and

● Police and First Responders.

Website and Retailers

We sell both wholesale and retail products on our web site. Our web site, located at www.idigear.com, contains information on our products, technical information on Insultex insulation, e-commerce capabilities with “shopping cart”, wholesaler information and order forms, company contact information, and links to retailers that carry our products. We have obtained the services of The Hive Agency who assists us in designing and continually developing our website. Our products are offered and sold by retailers, distributors and through our web site in all states and Canada. Except for products sold through our web site, others who purchase our products do so at wholesale prices which they plan to sell at their retail prices or use within their industry.

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

Insultex House Wrap

During our last fiscal year, the following customers each accounted for more than ten percent of our total sales of our House Wrap product, A-Team Building Supplies, LLC (10.3%), and Built Link Solutions (77%).

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

Establish Wholesale

We are and continue to develop relationships or distribution relationships with retail points for our products to retail chain outlets and mass merchandisers to sell our products. We currently have two domestic distributors.. Each distributor has a certain territory. Our domestic distributors collectively cover the following jurisdictions: Texas, Oklahoma, Louisiana, North and South Dakota, Minnesota, Iowa, Michigan, Ohio, Pennsylvania, New York, West Virginia, Maryland, Colorado, Illinois, Maine, New Hampshire, New Jersey, Oregon, Vermont, Washington, Wisconsin, New Mexico and Virginia.

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

ITEM 1A RISK FACTORS.

Lack of Sufficient Operating Funds-Going Concern

With unprecedented sales, the company is concerned about possible cash flow issues going forward. This problem exists due to the current payment terms with their manufacturers versus account payable terms that are issued to accounts. The company is attempting to negotiate better terms with its manufacturers in an attempt to avoid purchase order financing or obtaining a commercial loan.

Competition

The markets served by the Company are highly competitive. Competitive pricing pressure could result in loss of customers or decreased profit margins. Competition by product type includes the following:

The markets for our products are increasingly competitive. Our competitors have substantially longer operating histories, greater brand name and company name recognition, larger customer bases and greater financial, operating, and technical resources than us. Because we are financially and operationally smaller than our competitors, we may encounter difficulties in capturing market share. Our competitors are able to conduct extensive marketing campaigns and create more attractive pricing of their target markets than we are.

Some of our biggest competitors for our House Wrap product line are;

● Dupont

● Kimberly Clark.

Some of our biggest competitors in the Arctic Armor™ line are:

● Ice Clam Corporation

● Vexilar

● Mustang Survival

● Frabill

● Stryker

We compete in the following ways:

A.       Emphasize the Advantages of our Products.

Arctic Armor Line

We emphasize the following characteristics and advantages of ourArctic Armor line products:

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

Cyclicality

The Company’s Arctic Armor apparel sales fluctuate based on temperature and weather conditions. Our products are suitable primarily for cold weather conditions. This will have a cyclical effect on sales. It also makes our revenues totally dependent on cold weather for this product line. For the fiscal year ended October 31, 2023, our cold weather products accounted for approximately 10% of our total revenue. Sales of the company’s Insultex House Wrap may fluctuate during the colder months as builders and contractors attain less business. Sales in the typically warmer states will see no changes.

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

Management

The Company is dependent on the management of Joseph Riccelli Jr, our Chief Executive Officer. The loss of Mr. Riccelli Jr’s services could have a negative effect on the performance and growth of the Company for some period of time.

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

ITEM 2. PROPERTIES.

We lease warehouse space for our inventory and raw materials at 124 Cherry Street, Etna, Pennsylvania. We also use this space as our principal executive offices. This facility encompasses 13,000 square feet of storage space on the first floor and 2,000 square feet for our sales department offices located on the second floor. We have entered into a verbal agreement with the owner of the building, and we pay $3,500 per month for the space. This facility is composed of: (a) warehouse and storage areas including four (4) shipping bays and a distribution area consisting of square footage to store upward of 250,000 finished goods products; and (b) four (4) offices, one (1) conference room, with presentation area and sample display and (2) bathrooms totaling approximately 2,000 square feet located on the second floor. Mr. Frank Riccelli is the uncle to our Chief Executive Officer and the owner of the property. The condition of our leased property is good and suitable for our needs.

ITEM 3. LEGAL PROCEEDINGS.

See Note 15 of the Notes to Financial Statement appearing elsewhere in this Report.

ITEM 4.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the OTCQB tier under the symbol IVDN. As of February 17, 2025, we had 263 holders of record of our common stock (not including beneficial holders of stock held in street names).

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

Results of Operations

Comparison of the fiscal year ended October 31, 2024, with the fiscal year ended October 31, 2023.

The following table shows a comparison of the results of operations between the fiscal years ended October 31, 2024, and October 31, 2023:

	Fiscal Year		Fiscal Year
	Ended	%	Ended	%	Increase
	10/31/2024	of sales	10/31/2023	of sales	(Decrease)	% Change

REVENUE - NET	1,382,734		347,763		1,034,971	297.61%

OPERATING EXPENSES
Cost of sales	753,723	54.5%	167,788	48.2%	585,935	349.21%
Selling and G&A expenses	490,838	35.5%	464,065	133.4%	26,773	5.77%
Total Operating Expenses	1,244,561	90.0%	631,853	181.7%	612,708	96.97%
Income (loss) from operations	138,173	10.0%	(284,090)	-81.7%	422,263	148.6%

Other income (expenses)
Gain (loss) on sale of equipment	—	—	7,519	2.2%	(7,519)	-100.0%
Interest expense	(36,272)	-2.6%	(24,807)	-7.1%	(9,478)	38.2%
Depreciation	(4,977)	-0.4%	—	0.0%	(4,977)	100.0%
Total other income (expense)	(41,249)	-3.0%	(17,288)	-5.0%	(14,455)	83.6%
Net income (loss)	96,923	7.0%	(301,378)	-86.7%	398,302	132.2%

Weight average common shares outstanding - undiluted	37,276,150		35,478,572
Income (loss) per common share - undiluted	0.002		(0.010)

Results of Operations

Revenues for the fiscal year ended October 31, 2024, were $1,382,734 compared to revenues of $347,763 for the comparable period ending October 31, 2023. House Wrap product revenue totaled $1,324,127 for the period compared to $312,983 for fiscal year ended October 31, 2023. All of the remaining revenues were derived from our Arctic Armor and related product lines which totaled $51,602 for the period compared to revenues of $34,780 for the fiscal year ended October 31, 2023. Revenues are net of returns and discounts. We continue to work on rebuilding our House Wrap product line brand.

Cost of goods sold for the fiscal year ended October 31, 2024, was $753,723, compared to $167,788 for the fiscal year ended October 31, 2023. The increase of $585,935 was due to the significant increase of the sales.

Selling, general and administrative expenses increased from $464,065 in fiscal year ended October 31, 2023, $490,838 in the fiscal year ended October 31, 2024. This increase reflects was also due to the increase of sales with more activities, specifically reflected in the professional fees of $86,557, payroll expenses of $147,906, shipping and storage of $61,124, etc.

During the fiscal year ended October 31, 2024, we funded our operations from revenues and the private sales of our common stock and the stock issuance for services which helped the cash flows. We received a total of $115,920 from the sale of stock. We will continue to fund our operations from revenues, private borrowings and the sale of our common stock until we are able to produce sales sufficient to cover our cost structure or to secure commercial lending arrangements.

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

During the period we paid $10,396 on our loans. Short Term: We funded our operations with revenues from sales, private sales of our common stock and from a legal settlement.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company under SEC Regulation, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS

Fiscal Years Ended October 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of

Innovative Designs, Inc

Opinion on the Financial Statements:

We have audited the accompanying balance sheets Innovative Designs, Inc (the Company), for the fiscal period ended October 31, 2024 and 2023, the corresponding statement of operations, statement of changes in stockholders' equity and cash flow statement, for the period ended October 31, 2024 and 2023, and the related notes to the financial statements (collectively the Financial Statements). In our option, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations, changes in stockholders’ equity and its cash flows for periods ended October 31, 2024 and 2023, in conformity with accounting principles in relation to Generally Accepted Accounting Principles in the United States of America (USGAAP).

Basis for the issuance of opinion:

The Company's management is responsible for the preparation and fair presentation of the financial statements in accordance with Generally Accepted Accounting Principles in the United States of America. This responsibility includes: Designing, implementing and maintaining internal control relevant to the preparation and fair presentation of the financial statements so that they are free from material misstatements, whether due to fraud or error, selecting appropriate accounting policies and making such estimates as are reasonable in the circumstances.

The auditor’s responsibility is to express an opinión on the financial statements base don the Audit conducted. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Except as referred to in subparagraphs (a) and (b), we conduct our review in accordance with generally accepted accounting principles in the United States of America. These standards require us to comply with ethical requirements and to plan and execute the audit in such a way that we can obtain reasonable assurance that the financial statements are free from material misstatement. Auditing includes, based on selective testing, examination of the evidence supporting the figures and disclosures in the financial statements; the evaluation of Generally Accepted Accounting Principles in the United States of America and the significant estimates made by management. It also includes the evaluation of the presentation of the financial statements in general. We believe that our audit provides a reasonable basis for our opinion.

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

Critical Audit Matter Description

Due to the results of cumulative losses and the risk of dependency regarding the concentration of sales in two customers, the Company evaluates it ability to continue as a going concern and has a plan in place to be able to conclude that it will be able to continue as a going concern for one year from the issuance date of the financial statements.

How the Critical Audit Matter Was Addressed in the Audit

Our procedures included an evaluation of management’s plans to continue as a going concern and a conclusion as to whether management’s plans appear reasonable and achievable.

Asesoria Global, S.A.

We have served as the Company's auditor since 2024

Guatemnala City, Guatemala

February 19, 2025

INNOVATIVE DESIGNS, INC.

BALANCE SHEETS

	October 31, 2024	October 31, 2023
ASSETS
Current Assets
Cash	$185,675	$238,677
Accounts receivable, net	321,893	31,050
Inventory, net	498,758	549,277
Total Current Assets	1,006,326	819,004

PROPERTY AND EQUIPMENT	28,060	23,479
OTHER ASSETS
Advance to employees	5,500	8,200
Deposits on equipment	652,944	652,944

TOTAL ASSETS	$1,692,830	$1,503,627

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$65,267	$216,626
Current portion of notes payable	20,934	20,397
Accrued interest	29,083	42,873
Shareholder’s loans	50,000	70,668
Accrued expenses	51,175	—
Total Current Liabilities	216,459	350,564
Long-term Liabilities
Long-term portion of note payable	23,495	44,429
Long-term portion of shareholder’s loans	10,000	—
Total Liabilities	249,954	394,993

Commitments and Contingencies (Note 5)	—

Stockholders’ Deficit
Preferred stock, par value $0.0001; 25,000,000 shares authorized	—	—
Common stock, par value $0.0001; 100,800,000 shares authorized, 37,924,003 and 36,617,560 shares issued and outstanding as of October 31, 2024 and 2023, respectively	3,792	3,662
Additional Paid-In-Capital	11,979,117	11,741,928
Accumulated Deficit	(10,540,033)	(10,636,957)
Total Stockholders’ equity	1,442,876	1,108,634

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,692,830	$1,503,627

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2024	2023

REVENUES, net	$1,382,733	$347,763
OPERATING EXPENSES
Cost of sales	753,723	167,788
Selling, general and administrative expenses	495,815	464,065
TOTAL OPERATING EXPENSES	1,249,538	631,853

Income (loss) from operations	133,195	(248,090)

OTHER INCOME (EXPENSES)
Gain (loss) on sale of property and equipment	—	7,519
Interest expense	(36,272)	(24,807)
Total other income (expense)	(36,272)	(17,288)

PROVISION FOR INCOME TAXES	—	—
NET INCOME (LOSS)	96,923	$(301,378)

PER SHARE INFORMATION: UNDILUTED
Net income (loss) per common share	$0.00	$(0.01)
Weighted average number of common shares	37,276,150	35,487,572
PER SHARE INFORMATION: DILUTED
Net income (loss) per common share	$0.00	$(0.01)
Weighted average number of common shares	37,276,150	36,529,252

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, October 31, 2022	34,735,560	$3,474	$11,335,117	$(10,335,579)	$1,003,072

Sale of stock	1,635,000	164	354,836	—	355,000
Exercise of warrants	40,000	4	9,996	—	10,000
Shares issued for services	207,000	21	41,919	—	41,940
Net loss	—	—	—	(301,378)	(301,378)

Balance, October 31, 2023	36,617,560	$3,662	$11,741,928	$(10,636,957)	$1,108,633

Sale of stock	636,443	64	115,856	—	115,920
Shares issued for services	670,000	67	121,333	—	121,400
Net income (loss)	—	—	—	96,923	73,114

Balance, October 31, 2024	37,924,003	$3,792	$11,979,117	$(10,540,033)	$1,419,067

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$96,923	$(301,378)
Adjustments to reconcile net loss to net cash used in operations:
Stock payment for services	121,400	41,940
Depreciation	4,977	3,074
Gain on sale of assets	—	(7,519)
(Increase) decrease from changes in:
Accounts receivable	(290,844)	(19,847)
Inventory	50,519	(53,072)
Deposit in inventory	—	80,000
Increase (decrease) from changes in:
Accounts payable and accrued expenses	(151,362)	50,785
Accrued expenses	(33,281)	(3,472)

Net cash used in Operating Activities	(201,668)	(209,489)

INVESTING ACTIVITIES
Purchase of Equipment	(9,558)	(20,593)
Deposits on equipment	—	(45,574)
Proceeds from sale of equipment	—	7,519
Advances to employees	2,700	5,000

Net cash provided by (used in) investing activities	(6,858)	(53,648)

FINANCING ACTIVITIES
Proceeds from sale of stock	115,920	355,000
Proceeds from exercise of warrants	—	10,000
Proceeds from notes payable	50,000	—
Payments on stockholder loans	—	(106,630)
Payments on notes payable	(10,396)	(190,849)

Net cash provided by Financing Activities	155,524	238,521

Net cash increase (decrease) for period	(53,002)	(24,616)
Cash at beginning of period	238,677	263,293
Cash at end of period	$185,675	$238,677

SUPPLEMENTAL
Cash paid for taxes	$—	$—
Cash paid for interest	$35,272	$28,279

Noncash Investing and Financing Information
Stock issued for services	$121,400	$41,940

The accompanying notes are an integral part of these financial statements.

NOTE 1. NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Innovative Designs, Inc. (the “Company”), which was incorporated in the State of Delaware on June 25, 2002, markets cold weather recreational and industrial clothing products, as well as house wrap, which are made from INSULTEX, a low-density foamed polyethylene, a material with buoyancy, scent block, and thermal resistant properties. The Company’s clothing and house wrap is offered and sold by retailers, distributors, and companies throughout the United States and Canada.

The Company operates two reportable segments: apparel and house wrap. The apparel segment offers a wide variety of extreme cold weather apparel and related items. The house wrap segment offers the INSULTEX house wrap which has an R-value of 3 and an R-value of 6, as well as the Company’s seam tape.

Basis of Accounting

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (GAAP).

Fiscal Year End

The Company’s year-end is October 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Estimated Uncollectible Accounts

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is a significant doubt regarding the receivable balance of $1,280 as of October 31, 2024. Management has determined that there is not a significant doubt regarding the receivable balance for fiscal year ended October 31, 2023.

Accounts Receivable

The opening balance of accounts receivable was $31,050 which was net of the allowance for doubtful accounts of $0. The ending balance of accounts receivable was $321,894 net of the allowance for doubtful accounts.

Inventory

Inventory consists primarily of finished goods. Inventory is stated at the lower of cost or net realizable value and is valued based on first-in first-out. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. Therefore, a reserve of $65,600 was recorded as of October 31, 2024 and 2023.

Deposits on Inventory

The Company has one manufacturer located in Indonesia that produces the apparel on behalf of the Company. The Company sends deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished, purchase orders are received by the Company and the deposits associated with the purchase orders are transferred into inventory. As of October 31, 2024, the Company made the deposits of $0 on inventory, and zero balance of deposits on inventory as of October 31, 2023.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Equipment, Furniture and fixtures	5-10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations. The cost of maintenance and repairs is charged to the statements of operations as incurred, whereas significant renewals and betterments are capitalized.

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

During the fiscal year ended October 31, 2022, the Company made deposits on a separate piece of equipment of $7,370. During the fiscal year ended October 31, 2023, the Company made additional deposits of $29,574 on this piece of equipment. Total deposits for this piece equipment as of October 31, 2023 total $36,944. The Company did not make any payments for the equipment.

Total deposits made were $652,944 as of October 31, 2024 and 2023.

Impairment of Long-lived Assets.

Management considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded for the fiscal years ended October 31, 2024 and 2023.

Fair Value of Financial Instruments

ASC 820 Fair Value Measurements and Disclosures establish a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;

Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of the Company’s cash, other current assets, accounts payable, accrued expenses and advances from related parties approximates its fair value due to their short-term maturity

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

Shipping and Handling

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With house wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $61,124 and $32,962 for the fiscal years ended October 31, 2024 and 2023, respectively.

Warrants

The Company provides a ten-year limited warranty covering defects in workmanship. These warranties are included in the contract and do not provide customers with a service in addition to assurance of compliance with agreed-upon specifications. The Company does not consider these assurance-type warranties to be separate performance obligations.

Management has determined that no warranty reserve is currently necessary on the Company’s products. Management will continue to evaluate the need for a warranty reserve throughout the year and make adjustments as needed

Stock-Based Compensation

The Company accounts for share-based compensation awards in accordance with ASC 718, “Compensation - Stock Compensation”. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

Earnings (Loss) Per Share

The Company calculates net loss per share in accordance with FASB ASC Topic 260 ”Earnings Per Share”. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the fiscal year. During the fiscal years presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 954,000 and 994,000 as of October 31, 2024 and 2023. The Company has calculated diluted earnings (loss) per share utilizing the outstanding stock warrants and convertible debt.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended October 31, 2024 that are of significance or potential significance to the Company.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had very limited net income of $73,114 for the year ended October 31, 2024, and net loss of ($301,378) for the year ended October 31, 2023. The Company also had negative cash flows from operations of ($201,668) and ($163,960) for the fiscal year ended October 31, 2024 and 2023, respectively. In addition, the Company has an accumulated deficit of ($10,563,842). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. LEASE

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	October 31, 2024	October 31, 2023
Equipment	$12,593	$1,500
Container	24,400	24,400
Automobile	9,558	11,093

Total	46,551	36,993

Accumulated depreciation	18,491	13,514
	$28,060	$23,479

For the years ended October 31, 2024 and 2023, the Company recognized depreciation expense in the amount of $4,977 and 3,074, respectively.

NOTE 5. NOTE PAYABLE

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

As of October 31, 2024 and 2023, the note payable had the following balances:

	2024	2023

U.S. Small Business Administration	44,429	64,826

	44,429	64,826
Less current portion	20,934	20,397

Long-tem portion of note payable	23,495	44,429

Years Ending October 31,	Amount

2025	20,934
2026	21,485
2027	2,010

Total	44,429

NOTE 6. STOCKHOLDER LOAN

ROBERTA RICCELLI

In February 2012, the Company entered into a loan agreement with Robert Riccelli for $8,000 to fund operations of the Company. This loan is due on demand, including interest at an annual rate of 10% with an original maturity date of June 2012. The loan was extended through a verbal agreement and currently has no set maturity date. As of October 31, 2024, the loan was paid off.

CORINTHIAN DEVELOPMENT

In January 2013, the Company entered into a loan agreement with Corinthian Development for $20,000 to fund operations of the Company. This loan is due on demand, including interest at an annual rate of 10% with an original maturity date of May 2013. This loan was extended through a verbal agreement and currently has no set maturity date. As of October 2024, the balance of the loan was $10,000.

LAWRENCE FRASER

In December 2020, the Company entered into a loan agreement with Lawrence Fraser for $200,000. The loan is payable in yearly installments of $66,666, with the balance due and payable in December 2023 at an annual interest rate of 12%. The loan is secured by one of the Company’s patents. As of October 31, 2024, the loan was paid in full.

Waxman Foundation

In December 2023, the Company entered into a loan agreement with Waxman Foundation for $50,000. The loan was payable in December 2024 and was extended through June 2025. The annual interest rate is 6% per annum. The loan is secured by the inventory. As of October 31, 2024, the loan balance was $50,000.

As of October 31, 2024 and 2023, the shareholder loans had the following balances:

	2024	2023
Roberta Riccelli	$—	$2,000
Corinthian Development	10,000	10,000
Lawrence Fraser	—	58,668
Waxman Foundation	50,000	—
	$60,000	$70,668

Years Ending October 31,	Amount

2025	60,000

Total	60,000

NOTE 7. OTHER INCOME (EXPENSES)

For the year ended October 31, 2024, the Company incurred interest expenses of ($36,272). For the year ended October 31, 2023, the Company had interest expenses of ($24,807), and had a gain of $7,519 on sale of assets.

NOTE 8. EXCLUSIVE LICENSING AND MANUFACTURING AGREEMENT

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

NOTE 9. CONCENTRATION

Revenues from two customers were approximately 87.3% and 45% of the Company’s revenues for the fiscal years ended October 31, 2024 and 2023, respectively.

The Company only has one supplier of INSULTEX, the special material which is manufactured for the Company. Additionally, the Company only has one manufacturer in Massachusetts that produces house wrap on behalf of the Company.

This poses a concentration risk on both the customer and supplier side.

NOTE 10. INCOME TAXES

In prior years, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2023 tax year, fiscal year ended October 31, 2024, the Company had net operating loss carryforwards of approximately $7,537,366 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2038 tax year, fiscal year ending October 31, 2039. Effective for tax years ending in 2019 or later, net operating losses cannot be carried back, but can be carried forward to future tax years indefinitely. Realization of the deferred tax benefit related to the carryforward is dependent on the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	As of October 31, 2024	As of October 31, 2023
Net operating loss carryforward	$7,537,366	$7,911,858
Effective tax rate (Fed: 21%, State: 7.99%)	28.99%	28.99%
Deferred tax assets	2,188,082	2,293,648
Less: Valuation allowance	(2,185,082)	(2,293,648)
Net deferred asset	$—	$—

NOTE 11. COMMITMENTS

The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of Joseph Riccelli, Sr., the Company’s consultant, for $3,500 a month. The lease is based on a verbal agreement with month-to-month terms. For the fiscal years ended October 31, 2024 and 2023, rent expense was $42,000 and $35,000, respectively.

NOTE 12. SEGMENT INFORMATION

The Company has organized operations into two segments as discussed in Note 1 to the financial statements, based on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present the Company’s business segment information for the fiscal years ended October 31, 2024 and 2023:

Revenue	2024	2023
Apparel	$51,602	$34,780
House wrap	1,324,127	32,983
Total revenue	$1,375,729	$347,763
Capital expenditures
Apparel	$—	$—
House wrap	9,558	20,593
Total Assets	$6,558	$20,593
Depreciation
Apparel	$—	$—
House wrap	4,977	3,074
Total depreciation	$4,977	$3,074

NOTE 13. COMMON STOCK

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

During the year ended October 31, 2024, the Company sold 580,888 shares of common stock to eight investors for total proceeds of $105,920, and 670,000 shares were issued to two individuals for services. The stock was issued between $0.18 and $0.20 per share. Additionally, the Company sold 55,555 shares of common stock to one investor for total proceeds of $10,000. The stock was issued at $0.18 per share.

NOTE 14. RELATED PARTY TRANSACTIONS

The Company has entered into various loan agreements with related parties. These agreements are classified as stockholder loans as described in Note 6 to the financial statements.

The Company has also entered into a verbal lease agreement as described in Notes 3 and 11 to the financial statements.

NOTE 15. LEGAL PROCEEDINGS

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

In November 2021, in connection with the FTC litigation, the Company filed an application for attorney fees, expenses and cost in the U.S. District Court for the Western District of Pennsylvania, Case No.2:16-cv-01669-NBF. On June 29, 2022, a settlement order was signed by the Court. Pursuant to the Order, the FTC paid the Company $260,000 to resolve all such claims. The parties agreed to waive all rights to appeal or otherwise challenge or contest the validity of the Order

NOTE 16. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to February 19, 2025 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures and in connection with the audit of our financial statement, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective. This conclusion is based on the identification of the deficiency in internal controls over financial reporting described below. Notwithstanding the deficiency that existed as of October 31,

2024, our Chief Executive Officer/Chief Financial Officer has concluded that the financial statements included in this Annual report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting generally accepted in the United States of America.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2021. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer/Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2024. In particular, our controls over financial reporting were not effective in the specific areas described in the paragraphs below.

As of October 31, 2024, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

●	The Company does not utilize an internal accounting system that captures all the Company’s activity on a timely basis. Certain transactions, such as sales and receivables, are maintained in one system and disbursements and accounts payable are maintained manually. On a quarterly basis this information is sent to an external accountant to retroactively enter the information into a general ledger system and then prepare the financial statements. The lack of a single accounting system presents multiple opportunities for errors to occur and further contributes to the lack of timely internal and external financial reporting.

●	The Company’s accounting system is not being utilized to track inventory costs on a FIFO method. This results in either the inventory being carried over or under its cost or net realizable value depending on whether there were price increases or decreases.

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

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2024, and 2023, or subsequent to October 31, 2023, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

PART III

Name	Age	Position	Term

Joseph Riccelli Sr	75	Chairman	1 year

Joseph A Riccelli Jr	44	Chief Executive Officer, Chief Financial Officer, Director	1 year

Daniel P. Rains	73	Director	1 year

Donald V. Garlotta, PhD.	65	Director	1 year

John Spagnolo Jr	42	Director	1 year

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

Our directors and executive officers are as follows:

Name Age Position Term

Mr. Riccelli Sr has been our Chairman of the Board since our inception in June 2002. Mr. Riccelli was the owner of Pittsburgh Foreign and Domestic, a sole proprietor car dealership located in Glenshaw, Pennsylvania. He attended Point Park College located in Pittsburgh, Pennsylvania from 1971 to 1972.

Mr. Riccelli Jr has been with the company since our inception in June 2002. Mr. Riccelli was Vice President of Operations form 2002 till he was named acting CEO on October 3, 2024, and was unanimously elected by the Board of Directors to become CEO and a Board Member on January 10, 2025. He replace the seat left open when Mr. Kolocouris resigned on October 3, 2024. He attended the University of Pittsburgh from 2000 to 2002.

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

Dr. Garlotta has been a director since February 2022. He is currently the Technical Director at Airex Rubber Products Corporation as well as a technical advisor for the Company. Prior to his role at Airex Rubber Products Corporation, he worked at Lowe’s Home Improvement. He earned a Ph.D. in Polymer Science /Plastics Engineering from the University of Massachusetts at Lowell. He also holds a Master of Science Degree in Polymer Science from the University of Massachusetts at Lowell and a Baccalaureate Degree in Polymer Science from Pennsylvania State University.

Dr. Garlotta is an author or co-author of several peer-reviewed publications and patents related to biopolymers. He also has experience developing elastomers, water-soluble polymers, syntactic polymer foams and hands-on experience with extrusion and injection molding of plastics.

Mr.Spagnolo Jr. was unanimously elected to the Board of Directors on January 10, 2025 to fill the seat left open after Robert Adams resigned. An accomplished real estate investor and developer. For over 20 years Mr. Spagnolo, Jr. has been successful in building high end homes, residential and commercial properties and other development projects. Most notably, over the course of his career, Mr. Spagnolo, Jr. has nurtured relationships with key contacts at some of the most important companies in the multi-billion dollar homebuilding and construction industry.

Delinquent Section 16(a) Reports.

John Spagnolo Jr filed a Form 3 late.

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

Board of Directors Meetings

During the last full fiscal year, there were 3 meetings of the Board of Directors.

Code of Ethics

We have not, as yet adopted a code of ethics. We have only one full time executive officer/ chief financial officer who also acts as our principal accounting officer. To date, our operations have been so minimal and our staff so small that we have not considered a formal standard relating to the conduct of our personnel.

ITEM 11. EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

Summary Compensation Table

							Nonqualified
					Option	Non-Equity	Deferred
Name and				Stock	Awards	Incentive	Compensation	All Other
Principal		Salary	Bonus	Awards	Compensation	Plan	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Joseph Riccelli Sr
Chairman, (Retired as CEO Oct.2024)	2024	$78,000		0	0	0	0	0	$78,000
Joseph Riccelli Jr
CEO, Director	2025	$115,000	0		0	0	0	0	$115,000

There is employment agreements between us and our Chairman Joseph Riccelli Sr. He has been brought on as a consultant to work with our manufacturer of the Insultex insulation because of his close working relationship with Ketut Jaya and his company. There is employment agreements between us and our new CEO Joseph Riccelli Jr.. There are no automobile lease agreements or key man life insurance policies that are to the benefit of our executive officers of February 17, 2025 in which we would make such payments. There are no standard or other arrangements in which our directors are compensated for any services as a director, including any additional amounts payable for committee participation or special assignments. There are no other arrangements in which any of our directors were compensated during our last fiscal year for any service provided as a director.

Other than Mr. Riccelli Jr., who is our CEO, Mr. Riccelli Sr., who is our Chairman and consultant, and Dr. Garlotta who serves as a consultant to the Company we consider the remaining Directors to be independent.

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

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli		7,655,000	Direct	21.1%
	Chairman	(1)	421,478	Indirect

Common Stock	Joseph A Riccelli Jr.		50,000	Direct	*
	Chief Executive Officer Director

Common Stock	Daniel P. Rains		160,000	Direct	*
	Director

Common Stock	Donald V. Garlotta		190,000	Direct	*
	Director

Common Stock	John Spagnolo Jr.		10,000	Direct	*
	Director

All Directors and Executive Officers as a Group			8,486,467		22.2%

*       Represents less than one percent.

(1)	Represents shares of common stock held in the Gino A. Riccelli Trust. The Trust is for a son of our Chief Financial Officer. Mr. Joseph Riccelli is the trustee of the trust.

By virtue of his stock ownership or control over our stock, Mr. Riccelli may be deemed to “control” the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our officers and directors may encounter conflicts of interest between our business objectives and their own interests. We have not formulated a policy for the evolution of such conflicts. Future transactions or arrangements between or among our officers, directors and shareholders, and businesses they control, may result in conflicts of interest, and the conflicts may be resolved in favor of businesses that our officers or directors are affiliated, which may have an adverse effect on our revenues.

Our officers and directors have the following conflicts of interests:

We lease our warehouse and office space from the Uncle of our Chief Executive Officer. We pay $3,500 per month for a total of $42,000 per year.. Dr.Donal Garlotta, a director, serves as a technical advisor to the Company.. During the fiscal year ended October 31, 2024, Dr. Garlotta we issued him 80,000 shares of our restricted common stock .at a price of $ 0.20 per share for services done during the year. We do not have a formal policy regarding related party transactions.

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

ITEM 14. PRINCIPALACCOUNTANT FEES AND SERVICES.

Our independent principal account for part of fiscal year 2024 was RW Group, LLC for the first quarter. Elkana Amitai CPA for the second and Asesoria Global, S.A for the third quarter and year end audit.

Audit Related Fees

Fiscal year 2023, RW Group, LLC $29,250

Fiscal year 2024. Fees paid to RW Group; LLC were $25,060. Fees paid to Elkana Amitai CPA were $2,500

Tax Fees
None.

All Other Fees
None.

ITEM 15.

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

INNOVATIVE DESIGNS, INC.
(Registrant)

Date:	February 17, 2025	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 17, 2025	by:	/s/ JosephA Riccelli Jr.
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Director

Date:	February 17, 2025	By:	/s/ Joseph Riccelli Sr.
Joseph Riccelli Sr. Chairman of the Board of Directors

Date:	February 17, 2025	By:	* Daniel P. Rains
Daniel P. Rains
Director

Date:	February 17, 2025	By;	/s/ Donald V. Garlotta
Donald V. Garlotta Director

Date:	February 17, 2025	By:	/s/ John Spagnolo Jr.
John Spagnolo Jr. Director