Form 10-Q
period 2025-01-31
INNOVATIVE DESIGNS INC
filed 2025-03-20
CIK 1190370

AUNITED STATES
SECURITIESAND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2025 OR

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

(412) 799-0350

(Issuer’s Phone Number IncludingArea Code)

N/A

(Former Name or FormerAddress, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the ExchangeAct.

(Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the ExchangeAct). YES ☐ NO ☒

As of January 31, 2025, there were 38,304,003 shares of the Registrant’s common stock, par value $.0001 per share, outstanding. Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

INNOVATIVE DESIGNS, INC.

Condensed Balance Sheets

As of January 31, 2025 (Unaudited) and October 31, 2024 (Audited)

	January 31, 2025	October 31, 2024
Assets
Current assets
Cash and Cash Equivalents	$126,122	$185,675
Accounts Receivable, Net	539,295	321,893
Inventory, Net	510,863	498,758
Other current assets	505
Total current assets	1,176,785	1,006,326
Long-Term Assets
Property, Plant, and Equipment, Net	26,736	28,060
Advane to Employees	5,500	5,500
Deposits on Equipment	652,944	652,944
Total Long-Term Assets	685,180	686,504
Total assets	$1,861,965	$1,692,830

Liabilities and Stockholders’ Deficit
Current liabilities
Credit Cards	$3,580	$51,175
Accounts Payable	109,232	65,267
Other current Liabilities	91,630	50,017
Total current liabilities	204,442	166,459
Long-Term Liabilities
Notes Payable	36,395	23,495
Long-Term Shareholder Loans	60,000	60,000
Total Long-Term Liaiblities	96,395	83,495
Total liabilities	300,837	249,954

Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 38,304,003 and 37,924,003 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively	3,830	3,792
Additional paid-in capital	12,061,079	11,979,117
Accumulated deficit	(10,503,781)	(10,540,033)
Total stockholders’ deficit	1,561,128	1,442,876
Total liabilities and stockholders’ deficit	$1,861,965	$1,692,830

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Condensed Statements of Operations

For the Three Months Ended January 31, 2025, and 2024

(Unaudited)

	For the Three months ended January 31,
	2025	2024

REVENUES, net	$543,916	$65,886
OPERATING EXPENSES
Cost of sales	231,030	34,824
Selling, general and administrative expenses	272,099	85,682
Total operating expenses	503,129	120,506
Income (loss) from operations	40,787	(54,620)
OTHER INCOME (EXPENSES)
Miscellaneous income (expense)		—
Interest expense	(3,262)	(7,608)
Depreciation	(1,323)	(1,165)
Total other income (expense)	(4,585)	(8,773)
Net income (loss)	$36,202	$(63,393)

Loss per share of common stock
- Basic and diluted	$0.000	$(0.002)

Weighted average shares of common stock
- Basic	38,304,003	37,092,277
- Diluted	37,930,596	38,046,277

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Condensed Statements of Changes in Stockholders’ Equity

Three Months Ended January 31, 2025, and 2024

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance October 31, 2023	36,532,560	$3,467	$11,335,184	$(10,335,579)	$1,003,072

Sale of stock	50,000	50	109,950	—	110,000
Shares issued for services	27,000	3	5,937	—	5,940
Net income (loss)	—	—	—	(59,094)	(44,730)
Balance January 31, 2024	34,727,560	3,520	11,451,071	(10,394,673)	1,059,918

Balance October 31, 2024	37,924,003	3,792	11,979,117	(10,539,983)	1,442,876

Sale of stock	120,000	12	29,988	—	30,000
Shares issued for Services	260,000	26	51,974	—	52,000
Net Income (Loss)				36,202	36,202

Balance January 31, 2025	38,304,003	3,830	12,061,079	(10,503,781)	1,561,078

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Statements of Cash Flows

For the Nine Months Ended January 31, 2025 and 2024

(Unaudited)

	2025	2024
Cash flows from operating activities
Net income (loss)	$36,202	$(63,393)
Stock issuance for services	52,000	121,400
Depreciation	1,324	1,165
Gain on sale of assets	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable and other receivables	(233,996)	20,653
Inventory	(12,105)	(31,750)
Deposits in inventory	—	(20,000)
Prepaid expenses	—	(11,400)
Credit card payable	(47,595)	—
Accounts payable and accrued expenses	42,015	(139,535)
Net cash provided by (used in) operating activities	(162,155)	(122,860)

Cash flows from investing activities
Purchase of assets	—	—
Deposits on equipment	—	—
Proceeds from sale of equipment	—	—
Net cash provided by (used in) financing activities	—	—

Cash flows from financing activities
Proceeds from sale of stock	30,000	105,920
Payment on shareholder advances	—	(58,668)
Proceeds from notes payable	61,639	50,000
Payments on notes payable	(5,127)	(4,916)
Net cash provided by (used in) investing activities	86,512	92,336

Net change in cash and cash equivalents	(75,643)	(30,524)
Cash and cash equivalents, beginning of period	201,765	238,677
Cash and cash equivalents, end of period	$126,121	$208,153

Supplemental disclosure of cash flow information
Cash paid for interest	$15,783	$15,237
Non-cash financing activities	$52,000	$121,400

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Notes to the Condensed Financial Statements

For the Period Ended January 31, 2025

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s (the “Company”) financial position as of January 31, 2025, the changes therein for the three-month periods that ended and the results of operations for the three-month periods ended January 31, 2025.

The condensed financial statements included in the Form 10-Q (the “Form”) are presented in accordance with the requirements of the Form and do not include all of the disclosures required by generally accepted accounting principles in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ending October 31, 2024. The results of operations for the three-month period ending January 31, 2025, are not necessarily indicative of operating results for the full year.

The Company’s unaudited condensed financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended October 31, 2024, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2024, filed with the SEC on February 20, 2025 (the “2024 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended January 31, 2025, are not necessarily indicative of the results for the year ending October 31, 2025, or for any future period.

As of January 31, 2025, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2024 annual report.

NOTE 2 – GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net income of $32,606 and a negative cash flow of ($162,155) from operation activities for the nine-month period ending January 31, 2025. In addition, the Company has an accumulated deficit of ($10,503,781). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivables are reported at their net realizable value. The Company evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days. There were $720 in receivables over 90 days as of January 31, 2025, and no balances over 90 days as of October 31, 2024. As of January 31, 2025, the balance of accounts receivable was $539,295, net of allowances.

NOTE 4 – INVENTORY

Inventory consists principally of purchased apparel inventory and house wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its Artic Armor, hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory as of January 31, 2025 and October 31, 2024 of $65,600. Management has determined that no allowance is currently necessary on the house wrap inventory.

Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed. As of January 31, 2025, the total value of the inventory on hand prior to the allowance for obsolete inventory is $576,463.

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

NOTE 6 – NOTES PAYABLE

During December 2023, the Company entered into a convertible promissory note in the amount of $50,000 due and payable in December 2024 at an annual interest rate of 6.0%. The note is secured by $100,000 of the Company’s inventory. Any principal and unpaid accrued interest outstanding as of the due date may be converted to common stock at a value of $0.20 per share. On December 2024, the Company extended the note for an additional six months. The note is now due and payable in June 2025.

During 2005, the Company entered into an agreement with the U.S. Small Business Association (SBA). As of January 31, 2025, the note payable to SBA was $39,303. The note is payable in monthly installments of $1,820 with the balance due and payable in November 2026, at an interest rate of 2.60%.

As of January 31, 2025, all notes payables are up to date.

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

NOTE 8 – EARNINGS PER SHARE

The Company calculates net loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260, ”Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 2,549,443 and 2,429,443 as of January 31, 2025, and October 31, 2024, respectively. The Company has calculated diluted earnings per share utilizing the outstanding stock warrants and convertible debt

NOTE 9 – INCOME TAXES

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With house wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $21,424 and $10,899 for the three-month ended January 31, 2025 and 2024, respectively.

NOTE 11 – COMMON STOCK

During the nine-month period ending July 31, 2024, the Company sold 120,000 shares of common stock to two investors for total proceeds of $30,000, and 260,000 shares were issued to one individual and one business for services. The stock was issued between $0.20 and $0.25 per share. As of January 31, 2025, the total stock issued is 38,304,003

NOTE 12 – DEPOSITS ON EQUIPMENT

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

There have been no additional deposits made as of January 31, 2025 The remaining balance owed on said equipment as of January 31, 2025 is $77,000.

Total overall deposits on equipment as of January 31, 2025 and October 31, 2024 were $652,944.

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

As of January 31, 2025, there are no additional or current legal proceedings.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from IINSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line, which is a building material with thermal qualities. House Wrap is also made from IINSULTEX. We obtain IINSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

•	Complete the development, design and prototypes of our products,

•	Obtaining retail stores or sales agents to offer and sell our products’

•	Developing our website to sell more of our products.

Results of Operations

Comparison of the Three-Month Period Ended January 31, 2025, with the Three-Month Period Ended January 31, 2024.

The following table shows a comparison of the results of operations between the three month periods ended January 31, 2025, and January 31, 2024:

	Three Month		Three Month
	Ended	%	Ended	%	Increase
	1/31/2025	of sales	1/31/2024	of sales	(Decrease)	% Change

REVENUE - NET	543,916	100.0%	65,886	100.0%	478,030	725.5%

OPERATING EXPENSES
Cost of sales	231,030	42.5%	34,824	52.9%	196,206	563.4%
Selling and G&A expenses	272,099	50.0%	85,682	130.0%	186,417	217.6%
Total Operating Expenses	503,129	92.5%	120,506	182.8%	382,623	317.5%
Income (loss) from operations	40,787	7.5%	(54,620)	-82.9%	95,407	-174.6%

Other income (expenses)
Miscellaneous income (expense)	—
Interest expense	(3,262)	-0.6%	(7,608)	-11.5%	4,346	-57.1%
Depreciation	(1,323)	-0.2%	(1,165)	-1.8%	(158)	13.6%
Total other income (expense)	(4,585)	-0.8%	(8,773)	-13.3%	4,188	-47.7%
Net income (loss)	36,202	6.7%	(63,393)	-96.2%	99,595	-157.1%

Revenues for the three-month period ended January 31, 2025, were $543,916 compared to revenues of $65,886 for the three-month period ended January 31, 2024. The increase in revenue is attributable solely to an increase in sales of our House wrap product line.

Our costs of sale, selling, general and administrative expenses (“SG&A”) were $503,129 for the three months ended January 31, 2025, compared to $120,506 for the three-month period ended January 31, 2024. In February of 2024, we hired a son of our former CEO as a consultant to increase the sales.

Liquidity and Capital Resources

During the three-month period ended January 31, 2025, we funded our operations from revenues and the sale of our common stock.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our Insultex products and to purchase equipment needed for the manufacture of the Insultex product. The Company reached an agreement with the manufacturer of the Insultex material to purchase a machine capable of producing the Insultex material. Also included in the proposed agreement will be the propriety formula that creates Insultex. The Company took delivery of the equipment in December 2015. The Company will have to have the machine installed and ensure that it can be operated in compliance with all environmental rules and regulations. It is the Company’s intention to have the equipment operational but cannot currently provide a time estimate. Among the factors affecting the time estimate are the financial resources available to the Company, finding a suitable facility and bringing technical personnel from abroad to install the equipment. The Company has currently made deposits of $652,944 on the equipment. The Company will produce Insultex under its own brand name. See Note 13 of the Notes to the Condensed Financial Statements.

The new quality control testing equipment for our House Wrap Product line has been built. We have reached an agreement with the vendor on the final amount. As of January 31, 2025, we have paid approximately $134,000 in deposits for the equipment. We expect to accept delivery of the equipment when we are able to reach an agreement with a testing laboratory that will house the equipment. Once the equipment is installed it will have to go through a certification process before we will be able to conduct tests on our Insultex products. Once the testing equipment is certified, we intend to begin the process of having Insulted certified by ICC Evaluation Services, LLC (“ICC-ES”). ICC-ES certifies, among other items, building materials and products of which our House Wrap falls under. The reason we need to have ICC-ES certification is that we believe in order to get large orders for House Wrap, ICC-ES certification will be required. The other component part of the Housewrap produced by a third party is ICC-Es certified. Getting ICC-ES certification is costly and time consuming.

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

ITEM 1ARisk Factors

See Risk factors set forth in Part I Item 1Aof the Company’sAnnual report on Form 10-K for the fiscal year ended October 31, 2024.Set forth below are additional risk factors.

Sole Source for Insultex. We rely on a single source for the Insultex material. We do not believe we could obtain Insultex from any other source. Insultex is manufactured by a company in Indonesia using proprietary technology Should we not be able to obtain Insultex from this company for any reason we could no longer maintain operations.

Reliance on Key Personnel. Mr. Joseph A Riccelli Jr is our President / CEO. Should we lose the services of Mr. Riccelli our operations would be materially affected.

ITEM 1B Climate-Related Disclosure.

N/A

TEM 2. UNREGISTERED SALES OF EQUITY SECURITIESAND USE OF PROCEEDS

N/A

ITEM 3. Defaults upon Senior Securities

None

Item 4 Mine Safety Disclosures

Not applicable

ITEM 4T. CONTROLSAND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. During the period endedApril 30, 2024,, our principal executive/financial officer concluded that these controls and procedures were ineffective.At this time, we do not have the financial resources to employ a financial staff with accounting and financial expertise. Once we have the necessary financial resources, we plan to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ExchangeAct Rules 13(a)-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Until the Company has the financial resources to employ a financial staff with accounting and financial expertise, to be able to properly account for internal financial reporting, errors that may have a material effect on the financial statements have the potential to occur.

ITEM 5. Other Information

During the quarter ended January 31, 2025, no director or officer of the Company adopted or terminated a “rule 10b5-1 trading arrangement” or “non-Rule 10b-5 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

*3.1	Revised Certificate of Incorporation

**3.2	By-Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer

31.2	Rule 13a-14a Certification of Chief Financial Officer and PrincipalAccounting Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

32.2	Section 1350 Certification of Chief Financial Officer and ChiefAccounting Officer

*	Incorporated by reference to the Company’s Form 10-K filed February 12, 2015

**	Incorporated by reference to the Company’s registration statement on Form SB-2, filed March 11, 2003

99***	Incorporated by reference to the Company’s Current Report on Form 8-k, filed November 4, 2016

SIGNATURES

Pursuant to the requirements of the Securities ExchangeAct of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2025

Joseph A. Riccelli
Chief Executive Officer
Chief Financial Officer