Form 10-Q
period 2025-04-30
INNOVATIVE DESIGNS INC
filed 2025-06-12
CIK 1190370

AUNITED STATES
SECURITIESAND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2025 OR

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

As of April 30, 2025, there were 38,504,003 shares of the Registrant’s common stock, par value $.0001 per share, outstanding. Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended April 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

INNOVATIVE DESIGNS, INC.

Condensed Balance Sheets

As of April 30, 2025 (Unaudited) and October 31, 2024 (Audited)

	April 30, 2025	October 31, 2024
Assets
Current assets
Cash and Cash Equivalents	$114,538	$185,675
Accounts Receivable, Net	720,528	321,893
Inventory, Net	431,555	498,758
Total current assets	1,266,621	1,006,326
Long-Term Assets
Property, Plant, and Equipment, Net	34,915	28,060
Advane to Employees	5,500	5,500
Deposits on Inventory	58,000
Deposits on Equipment	652,944	652,944
Total Long-Term Assets	751,359	686,504
Total assets	$2,017,980	$1,692,830

Liabilities and Stockholders’ Deficit
Current liabilities
Credit Cards	$8,584	$51,175
Accounts Payable	50,599	65,267
Other current Liabilities	57,136	50,017
Total current liabilities	116,319	166,459
Long-Term Liabilities
Notes Payable	23,495	23,495
Reserve for unpaid debt	12,900	0
Long-Term Shareholder Loans	60,000	60,000
Total Long-Term Liabilities	96,395	83,495
Total liabilities	212,714	249,954

Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 38,504,003 and 37,924,003 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively	3,850	3,792
Additional paid-in capital	12,101,059	11,979,117
Accumulated deficit	(10,299,643)	(10,540,033)
Total stockholders’ deficit	1,805,266	1,442,876
Total liabilities and stockholders’ deficit	$2,017,980	$1,692,830

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Condensed Statements of Operations

For the Six Months Ended April 30, 2025, and 2024

(Unaudited)

	For the Six Months ended April 30,		For the Three Months Ended April 30,
	2025	2024	2025	2024

REVENUES, net	$1,340,285	$366,217	$796,369	$300,331
OPERATING EXPENSES
Cost of sales	626,902	186,384	395,872	151,560
Selling, general and administrative expenses	471,922	206,722	199,823	121,040
Total operating expenses	1,098,824	393,106	595,695	272,600
Income (loss) from operations	241,461	(26,889)	200,674	27,731
OTHER INCOME (EXPENSES)
Miscellaneous income (expense)		—
Cash Rewards	153		153	—
Interest expense	2,587	(11,946)	5,849	(4,338)
Depreciation	(3,811)	(2,329)	(2,487)	(1,165)
Total other income (expense)	(1,071)	(14,275)	3,515	(5,503)
Net income (loss)	$240,390	$(41,164)	204,189	$22,228

Loss per share of common stock
- Basic and diluted	$0.000	$(0.001)	$0.01	$0.001

Weighted average shares of common stock
- Basic	38,124,336	37,834,682	37,885,980	37,459,401
- Diluted	38,124,336	37,834,682	37,885,980	37,459,401

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Condensed Statements of Changes in Stockholders’ Equity

Six Months Ended April 30, 2025, and 2024

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders
	Shares	Amount	Capital	Deficit	Deficit
Balance October 31, 2023	36,532,560	$3,653	$11,741,935	$(10,636,955)	$1,108,633

Sale of stock	580,888	58	105,862	—	105,920
Shares issued for services	670,000	67	121,333	—	121,400
Net income (loss)	—	—	—	(63,393)	(63,393)
Balance January 31, 2024	37,783,448	3,778	11,969,130	(10,700,348)	1,272,560

Sale of Stock	55,555	$6	$9,994	—	$10,000
Net Income (Loss)				$22,228	$22,228
Balance April 30, 2024	37,839,003	$3,784	$11,979,124	$(10,678,120)	$1,304,788

Balance October 31, 2024	37,924,003	3,792	11,979,117	(10,540,033)	1,442,876

Sale of stock	120,000	12	29,988	—	30,000
Shares issued for Services	260,000	26	51,974	—	52,000
Net Income (Loss)	—	—	—	36,201	36,201

Balance January 31, 2025	38,304,003	$3,830	$12,061,079	$(10,503,832)	$1,561,077

Sale of Stock	50,000	$5	$9,995		$10,000
Stock issued for Commission	150,000	$15	$29,985		$30,000
Net Income (Loss)				$204,189	$204,189
Balance April 30, 2025	38,504,003	$3,850	$12,101,059	$(10,299,643)	$1,805,266

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Statements of Cash Flows

For the Six Months Ended April 30, 2025 and 2024

(Unaudited)

	2025	2024
Cash flows from operating activities
Net income (loss)	$240,390	$(41,165)
Stock issuance for services	82,000	—
Depreciation	3,811	2,329
Gain on sale of assets	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable and other receivables	(398,685)	(92,120)
Inventory	67,203	25,834
Deposits in inventory	(58,000)	—
Prepaid expenses	—	(8,342)
Credit card payable	(42,591)	658
Accounts payable and accrued expenses	(23,589)	(107,412)
Net cash provided by (used in) operating activities	(129,461)	(220,218)

Cash flows from investing activities
Purchase of assets	(10,666)	—
Deposits on equipment	—	—
Proceeds from sale of equipment	—	—
Net cash provided by (used in) financing activities	(10,666)	—

Cash flows from financing activities
Proceeds from sale of stock	40,000	237,320
Payment on shareholder advances	—	(14,067)
Increase (Decrease) in reserve for unpaid debt	12,900	—
Net cash provided by (used in) investing activities	52,900	223,253

Net change in cash and cash equivalents	(87,227)	3,035
Cash and cash equivalents, beginning of period	201,765	238,677
Cash and cash equivalents, end of period	$114,538	$241,712

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Notes to the Condensed Financial Statements

For the Period Ended April 30, 2025

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s (the “Company”) financial position as of April 30, 2025, the changes therein for the six-month periods that ended and the results of operations for the six-month periods ended April 30, 2025.

The condensed financial statements included in the Form 10-Q (the “Form”) are presented in accordance with the requirements of the Form and do not include all of the disclosures required by generally accepted accounting principles in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ending October 31, 2024. The results of operations for the six-month period ending April 30, 2025, are not necessarily indicative of operating results for the full year.

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the six months ended April 30, 2025, are not necessarily indicative of the results for the year ending October 31, 2025, or for any future period.

As of April 30, 2025, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2024 annual report.

NOTE 2 – GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net income of $240,390 and a negative cash flow of ($129,461) from operation activities for the six-month period ending April 30, 2025. In addition, the Company has an accumulated deficit of ($10,299,643). Management’s plans to reduce this deficit includes cash receipts through sales, sales of Company stock, and borrowings from private parties, if necessary. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivables are reported at their net realizable value. The Company evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days. There were $0 in receivables over 90 days as of April 30, 2025, and no balances over 90 days as of October 31, 2024. As of April 30, 2025, the balance of accounts receivable was $720,528 net of allowances.

NOTE 4 – INVENTORY

Inventory consists principally of purchased apparel inventory and house wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its Artic Armor, hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory as of April 30, 2025 and October 31, 2024 of $65,600. Management has determined that no allowance is currently necessary on the house wrap inventory.

Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed. As of April 30, 2025, the total value of the inventory on hand prior to the allowance for obsolete inventory is $497,155.

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

During 2005, the Company entered into an agreement with the U.S. Small Business Association (SBA). As of April 30, 2025, the note payable to SBA was $34,089. The note is payable in monthly installments of $1,820 with the balance due and payable in November 2026, at an interest rate of 2.60%.

As of April 30, 2025, all notes payables are up to date.

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

NOTE 8 – EARNINGS PER SHARE

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260, ”Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 2,499,443 and 2,429,443 as of April 30, 2025, and October 31, 2024, respectively. The Company has calculated diluted earnings per share utilizing the outstanding stock warrants and convertible debt

NOTE 9 – INCOME TAXES

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With house wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $58,199 and $30,343 for the six-month ended April 30, 2025 and 2024, respectively.

NOTE 11 – COMMON STOCK

During the six-month period ending April 30, 2025, the Company sold 120,000 shares of common stock at a price of $0.25 per share for total proceeds of $30,000, 50,000 shares of common stock at a price of $0.20 per share for total proceeds of $10,000, and 410,000 shares were issued for services and commission throughout the period. As of April 30, 2025, the total stock issued is 38,504,003

NOTE 12 – DEPOSITS ON EQUIPMENT

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

There have been no additional deposits made as of April 30, 2025 The remaining balance owed on said equipment as of April 30, 2025 is $77,000.

Total overall deposits on equipment as of April 30, 2025 and October 31, 2024 were $652,944.

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

As of April 30, 2025, there are no additional or current legal proceedings.

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

On June 4th, 2025, the loan payable to the Small Business Administration (SBA) was paid in full, closing the balance owed and cancelling the debt.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from IINSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line, which is a building material with thermal qualities. House Wrap is also made from IINSULTEX. We obtain IINSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Complete the development, design and prototypes of our products,

●	Obtaining retail stores or sales agents to offer and sell our products’

●	Developing our website to sell more of our products.

Results of Operations

Comparison of the Six-Month Period Ended April 30, 2025, with the Six-Month Period Ended April 30, 2024.

The following table shows a comparison of the results of operations between the six-month periods ended April 30, 2025, and April 30, 2024:

	Six Month		Six Month
	Ended	%	Ended	%	Increase
	4/30/2025	of sales	4/30/2024	of sales	(Decrease)	% Change

REVENUE - NET	1,340,285	100.0%	366,217	100.0%	974,068	266.0%

OPERATING EXPENSES
Cost of sales	626,902	46.8%	186,384	50.9%	440,518	236.3%
Selling and G&A expenses	471,922	35.2%	206,722	56.4%	265,200	128.3%
Total Operating Expenses	1,098,824	82.0%	393,106	107.3%	705,718	179.5%
Income (loss) from operations	241,461	18.0%	(26,889)	-7.3%	268,350	-998.0%

Other income (expenses)
Miscellaneous income (expense)	—

Cash Rewards	153	0.0%	0	0.0%	153
Interest expense	2,587	0.2%	(11,946)	-3.3%	12,204	-102.1%
Depreciation	(3,811)	-0.3%	(2,329)	-0.6%	(1,482)	63.6%
Total other income (expense)	(1,071)	-0.1%	(14,275)	-3.9%	12,304	-86.2%
Net income (loss)	240,390	17.9%	(41,164)	-11.2%	281,554	-684.0%

Revenues for the six-month period ended April 30, 2025, were $1,340,285 compared to revenues of $366,217 for the aix-month period ended April 30, 2024. The increase in revenue is attributable solely to an increase in sales of our House wrap product line.

Our costs of sale, selling, general and administrative expenses (“SG&A”) were $1,098,824 for the six months ended April 30, 2025, compared to $393,106 for the six-month period ended April 30, 2024. The increase is cost of sales and SG&A are directly related to the increase in sales. While costs are higher, the percentage based off income is reduced, demonstrating an increase in work efficiency.

Liquidity and Capital Resources

During the six-month period ended April 30, 2025, we funded our operations from revenues and the sale of our common stock.

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

The new quality control testing equipment for our House Wrap Product line has been built. We have reached an agreement with the vendor on the final amount. As of April 30, 2025, we have paid approximately $134,000 in deposits for the equipment. We expect to accept delivery of the equipment when we are able to reach an agreement with a testing laboratory that will house the equipment. Once the equipment is installed it will have to go through a certification process before we will be able to conduct tests on our Insultex products. Once the testing equipment is certified, we intend to begin the process of having Insulted certified by ICC Evaluation Services, LLC (“ICC-ES”). ICC-ES certifies, among other items, building materials and products of which our House Wrap falls under. The reason we need to have ICC-ES certification is that we believe in order to get large orders for House Wrap, ICC-ES certification will be required. The other component part of the Housewrap produced by a third party is ICC-Es certified. Getting ICC-ES certification is costly and time consuming.

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

ITEM 5. Other Information

During the quarter ended April 30, 2025, no director or officer of the Company adopted or terminated a “rule 10b5-1 trading arrangement” or “non-Rule 10b-5 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

*3.1	Revised Certificate of Incorporation

**3.2	By-Laws

31.1	Rule 13a - 14a Certification of Chief Executive Officer

31.2	Rule 13a-14a Certification of Chief Financial Officer and Principal Accounting Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

32.2	Section 1350 Certification of Chief Financial Officer and Chief Accounting Officer

*	Incorporated by reference to the Company’ s Form 10-K filed February 12, 2015

**	Incorporated by reference to the Company’ s registration statement on Form SB-2, filed March 11, 2003

99***	Incorporated by reference to the Company’ s Current Report on Form 8-k, filed November 4, 2016

SIGNATURES

Pursuant to the requirements of the Securities ExchangeAct of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: : June 6, 2025	/s/ Joseph A. Riccelli

Joseph A. Riccelli
Chief Executive Officer
Chief Financial Officer