Form 10-K
period 2025-10-31
INNOVATIVE DESIGNS INC
filed 2026-01-30
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report under section 13 or 15(d) of the Securities Act of 1934. For the fiscal year ended October 31, 2025

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

The issuer’s revenues for its most recent fiscal year were $ 2,765,149

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

The number of shares of the registrant’s common stock outstanding on January 28, 2026 was 38,316,256 Transitional Small Business Disclosure Format: Yes ☐ No ☒

ITEM 1. DESCRIPTION OF BUSINESS.

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

We offer the following products containing Insultex:

●	House Wrap: Our house wrap product is designed for the home building construction industry. This product, made from Insultex provides barrier protection plus moisture vapor transmission and approximately R-3 and R-6 value insulation. We no longer manufacture the R-3 product line and are only selling it from our inventory. House Wrap is a multi-ply weatherization membrane that provides a protective layer under a building’s outer covering that resists water and air infiltration, preventing mold and mildew buildup that could cause structural rotting. What differentiates Insultex from its competition is the fact that it offers an R-Value, the term used to measure thermal resistance, and is most commonly used when referring to the insulating qualities of a building structure, thus increasing energy efficiency. We are currently working on developing a House Wrap product line for the commercial building construction industry.

●	In December 2016, we temporarily suspended any advertising of our House Wrap product line. We took this action as a result of a lawsuit brought by the Federal Trade Commission (‘FTC”). On September 24, 2020, a judgment was entered in favor of the Company against the FTC as to all claims by the FTC. The judgment was upheld on appeal by the FTC on July 22, 2021. In March of 2021, we resumed advertising for our House Wrap products. We also sell a tape that is designed to be used with the House Wrap.

●	Floating Swimwear: Product under our product name “Swimeez”. Our swimwear is designed to be a swim aid. The interior lining of our swimwear product is made from INSULTEX, which enhances floatability. This product was discontinued during 2010 and we are only selling from our existing inventory.

●	Hunting Ap p arel Line: Our hunting apparel provides almost total block from odors provided by the INSULTEX material. This product was discontinued during 2010 and we are only selling from our existing inventory.

●	Arctic Armor Line: The Arctic Armor line, introduced in April of 2006, consists of a jacket, bib and gloves. The suit contains 3 layers of INSULTEX for uncompromised warmth and provides the user with guaranteed buoyancy. The gloves contain a single layer of INSULTEX and are windproof, waterproof and good to sub-zero temperatures as are the jacket and bibs. We are currently only selling from our existing inventory.

●	Insultex Material: We sell Insultex material in bulk to non-competing customers.

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

ITEM 4.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the OTCQB tier under the symbol IVDN. As of January 28, 2026, we had 263 holders of record of our common stock (not including beneficial holders of stock held in street names).

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

Results of Operations

Comparison of the fiscal year ended October 31, 2025, with the fiscal year ended October 31, 2024.

The following table shows a comparison of the results of operations between the fiscal years ending October 31, 2025, and October 31, 2024:

	Fiscal Year Ended	%	Fiscal Year Ended	%	Increase
	10/31/2025	of sales	10/31/2024	of sales	(Decrease)	% Change

REVENUE - NET	2,765,149	100.0%	1,382,734	100.0%	1,382,415	100.0%

OPERATING EXPENSES
Cost of sales	1,405,459	50.8%	753,723	54.5%	651,736	86.5%
Selling and G&A expenses	859,084	31.1%	490,838	35.5%	368,246	75.0%
Total Operating Expenses	2,264,543	81.9%	1,244,561	90.0%	1,019,982	81.9%
Income (loss) from operations	500,606	18.1%	138,173	10.0%	362,433	262.3%

Other income (expenses)
Gain (loss) on sale of equipment	—	—	—	0.0%	—	-100.0%
Interest Income	980	0.0%	—	0.0%	980
Interest expense	1,313	0.0%	(36,272)	-2.6%	37,585	38.2%
Depreciation	(8,196)	-0.2%	(4,977)	-0.4%	(3,219)	100.0%
Total other income (expense)	(5,903)	-0.2%	(41,249)	-3.0%	35,346	83.6%
Net income (loss)	494,703	17.9%	96,923	7.0%	398,302	132.2%

Weight average common shares outstanding - undiluted	38,316,256		37,276,150
Income (loss) per common share - undiluted	0.01		0.00
Results of Operations

Revenues for the fiscal year ended October 31, 2025, were $2,765,149 compared to revenues of $1,382,415 for the comparable period ending October 31, 2024. House Wrap product revenue totaled $2,757,614 for the period compared to $1,324,127 for fiscal year ended October 31, 2025 and October 31, 2024, respectively. All of the remaining revenues were derived from our Arctic Armor and related product lines which totaled $7,535 for the period compared to revenues of $51,602 for the fiscal year ended October 31, 2025 and October 31, 2024, respectively. Revenues are net of returns and discounts. We continue to work on rebuilding our House Wrap product line brand.

Cost of goods sold for the fiscal year ended October 31, 2025, was $1,405,459, compared to $753,723 for the fiscal year ended October 31, 2024. The increase of $651,736 was due to the significant increase of the sales.

Selling, general and administrative expenses increased from $490,838 in fiscal year ended October 31, 2024 to $859,084 in the fiscal year ended October 31, 2025. This increase reflects was also due to the increase of sales with more activities, specifically reflected in the professional fees of $300,535, payroll expenses of $254,417,outside services of $65,754, etc.

During the fiscal year ended October 31, 2025, we funded our operations from revenues and the private sales of our common stock and the stock issuance for services which helped the cash flows. We received a total of $42,000 from the sale of stock. We will continue to fund our operations from revenues, private borrowings and the sale of our common stock until we are able to produce sales sufficient to cover our cost structure or to secure commercial lending arrangements.

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

INNOVATIVE DESIGNS, INC.

FINANCIAL STATEMENTS

Fiscal Years Ended October 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Innovative Designs, Inc Opinion on the Financial Statements

We have audited the accompanying balance sheet of Innovative Designs, Inc. (the “Company”) as of October 31, 2025, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, including the related notes (collectively, the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and other conditions that raise substantial doubt about its ability to continue as a going concern for a period of one year from the date the financial statements are issued. Our opinion is not modified with respect to this matter.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that:

1.	relate to accounts or disclosures that are material to the financial statements; and

2.	involved our especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. No critical audit matters were identified.

We have served as the Company’s auditor since 2024.

Asesoria Global, S.A.

Guatemala City, Guatemala

February 29, 2026

INNOVATIVE DESIGNS, INC.
BALANCE SHEETS

	October 31,	October 31,
	2025	2024
ASSETS
Current Assets
Cash	$605,052	$185,675
Accounts receivable, net	344,700	321,893
Prepaid Expenses	10,578	—
Inventory, net	537,713	498,758
Total Current Assets	1,498,043	1,006,326

PROPERTY AND EQUIPMENT	30,530	28,060
OTHER ASSETS
Advance to employees	20,500	5,500
Deposits on equipment	662,944	652,944

TOTAL ASSETS	$2,212,017	$1,692,830

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$78,750	$65,267
Current portion of notes payable	36,724	20,934
Accrued interest	2,100	29,083
Shareholder’s loans	—	50,000
Accrued expenses	11,964	51,175
Total Current Liabilities	129,538	216,459
Long-term Liabilities
Long-term portion of note payable	—	23,495
Reserve for unpaid debt	12,900	—
Long-term portion of shareholder’s loans	10,000	10,000
Total Liabilities	152,438	249,954

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Preferred stock, par value $0.0001; 25,000,000 shares authorized	—	—
Common stock, par value $0.0001; 100,800,000 shares authorized, 38,504,003 and 37,924,003 shares issued and outstanding as of October 31, 2025 and 2024, respectively	3,850	3,792
Additional Paid-In-Capital	12,101,059	11,979,117
Accumulated Deficit	(10,045,330)	(10,540,033)
Total Stockholders’ equity	2,059,579	1,442,876

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,212,017	$1,692,830

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2025	2024

REVENUES, net	$2,765,149	$1,382,733
OPERATING EXPENSES
Cost of sales	1,405,459	753,723
Selling, general and administrative expenses	859,084	495,815
TOTAL OPERATING EXPENSES	2,264,543	1,249,538

Income (loss) from operations	500,606	133,195

OTHER INCOME (EXPENSES)
Gain (loss) on sale of property and equipment	—	—
Interest Income	980
Depreciation Expense	(8,196)
Interest expense	1,313	(36,272)
Total other income (expense)	(5,903)	(36,272)

PROVISION FOR INCOME TAXES	—	—
NET INCOME (LOSS)	494,703	$96,923

PER SHARE INFORMATION: UNDILUTED
Net income (loss) per common share	$0.01	$0.00
Weighted average number of common shares	38,316,256	37,276,150
PER SHARE INFORMATION: DILUTED
Net income (loss) per common share	$0.01	$0.00
Weighted average number of common shares	38,316,256	37,276,150

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
					Total
			Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In- Capital	Deficit	Deficit

Balance, October 31, 2023	36,617,560	$3,662	$11,741,928	$(10,636,957)	$1,108,633

Sale of stock	636,443	64	115,856	—	115,920
Shares issued for services	670,000	67	121,333	—	121,400
Net loss	—	—	—	96,923	96,923

Balance, October 31, 2024	37,924,003	$3,792	$11,979,117	$(10,540,033)	$1,442,876

Sale of stock	170,000	17	39,983	—	40,000
Shares issued for services	410,000	41	81,959	—	82,000
Net income (loss)	—	—	—	494,703	494,703

Balance, October 31, 2025	38,504,003	$3,850	$12,101,059	$(10,045,330)	$2,059,579

The accompanying notes are an integral part of these financial statements.

INNOVATIVE DESIGNS, INC.

STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$494,703	$96,923
Adjustments to reconcile net loss to net cash used in operations:
Stock payment for services	82,000	121,400
Depreciation	8,196	4,977
Gain on sale of assets	—	—
(Increase) decrease from changes in:
Accounts receivable	(22,858)	(290,844)
Inventory	(38,956)	50,519
Deposit in inventory	—	—
Increase (decrease) from changes in:
Accounts payable and accrued expenses	13,534	(151,362)
Accrued expenses	(76,772)	(33,281)

Net cash used in Operating Activities	459,847	(201,668)

INVESTING ACTIVITIES
Purchase of Equipment	(10,666)	(9,558)
Deposits on equipment	(10,000)	—
Proceeds from sale of equipment	—	—
Advances to employees	(15,000)	2,700

Net cash provided by (used in) investing activities	(35,666)	(6,858)

FINANCING ACTIVITIES
Proceeds from share issuances	40,000	115,920
Proceeds from exercise of warrants	—	—
Proceeds from notes payable	(50,000)	50,000
Payments on stockholder loans	—	—
Payments on notes payable	5,196	(10,396)

Net cash provided by Financing Activities	(4,804)	155,524

Net cash increase (decrease) for period	419,377	(53,002)
Cash at beginning of period	185,675	238,677
Cash at end of period	$605,052	$185,675

SUPPLEMENTAL
Cash paid for taxes	$—	$—
Cash paid for interest	$(1,313)	$35,272

Noncash Investing and Financing Information
Stock issued for services	$82,000	$121,400

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

Estimated Uncollectible Accounts

Management evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is a significant doubt regarding the receivable balance of $1,024 as of October 31, 2025. Management has determined that there is not a significant doubt regarding the receivable balance for fiscal year ended October 31, 2024.

Accounts Receivable

The opening balance of accounts receivable was $321,893 which was net of the allowance for doubtful accounts of $0. The ending balance of accounts receivable was $344,700 net of the allowance for doubtful accounts.

Inventory

Inventory consists primarily of finished goods. Inventory is stated at the lower of cost or net realizable value and is valued based on first-in first-out. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

During the fiscal year ended October 31, 2010, the Company discontinued its hunting and swimming lines of apparel. Therefore, a reserve of $65,600 was recorded as of October 31, 2025 and 2024.

Deposits on Inventory

The Company has one manufacturer located in Indonesia that produces the apparel on behalf of the Company. The Company sends deposits to the manufacturer for future production of the apparel based on approved purchase orders between the Company and the manufacturer. Once finished, purchase orders are received by the Company and the deposits associated with the purchase orders are transferred into inventory. As of October 31, 2025, the Company made the deposits of $0 on inventory, and zero balance of deposits on inventory as of October 31, 2024.

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

During the fiscal year ended October 31, 2022, the Company made deposits on a separate piece of equipment of $7,370. During the fiscal year ended October 31, 2023, the Company made additional deposits of $29,574 on this piece of equipment. During the fiscal year ended October 31, 2025, the company made an additional deposit of $10,000 on this piece of equipment. Total deposits for this piece equipment as of October 31, 2025 total $46,944.

Total deposits made were $662,944 and $652,944 as of October 31, 2025 and 2024, respectively.

Impairment of Long-lived Assets.

Management considers the valuation and depreciation of property and equipment. Management considers both the current and future levels of undiscounted cash flow generated by the Company and the continuing value of property and equipment to determine when and if an impairment has occurred. Any write-downs due to impairment are charged to operations at the time the impairment is identified. No such write-downs due to impairment have been recorded for the fiscal years ended October 31, 2025 and 2024.

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

Shipping and Handling

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With house wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $74,635 and $61,124 for the fiscal years ended October 31, 2025 and 2024, respectively.

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

Earnings (Loss) Per Share

The Company calculates net loss per share in accordance with FASB ASC Topic 260 “Earnings Per Share”. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the fiscal year. During the fiscal years presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 954,000 and 954,000 as of October 31, 2025 and 2024. The Company has calculated diluted earnings (loss) per share utilizing the outstanding stock warrants and convertible debt.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended October 31, 2025 that are of significance or potential significance to the Company.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had net income of $494,703 for the year ended October 31, 2025, and net income of $96,923 for the year ended October 31, 2024. The Company also had positive cash flows from operations of $459,847 and negative cash flow of ($201,668) for the fiscal year ended October 31, 2025 and 2024, respectively. In addition, the Company has an accumulated deficit of ($10,045,330). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	October 31, 2024	October 31, 2024
Equipment	$1,500	$12,593
Container	24,400	24,400
Automobile	31,317	9,558

Total	57,217	46,551

Accumulated depreciation	26,687	18,491
	$30,530	$28,060

For the years ended October 31, 2025 and 2024, the Company recognized depreciation expense in the amount of $8,196 and 4,977, respectively.

NOTE 5. NOTE PAYABLE

In July 2005, the Company was approved for a low interest promissory note from the U.S. Small Business Administration in the amount of $280,100. In January 2006, the Company amended the promissory note to increase the principal balance to $430,500. The note calls for monthly payments of $1,820, bears interest at an annual rate of 2.9%, and matures on July 13, 2035. A payment of $40,672 was made on the note during the fiscal year ended October 31, 2017, due to the sale of real estate by Riccelli Properties that was collateral on the promissory note. On June 4, 2025, a payment was made to finalize the loan and close out the remaining balance.

As of October 31, 2025 and 2024, the note payable had the following balances:

	2025	2024

U.S. Small Business Administration	0	44,429

	0	44,429
Less current portion	0	20,934

Long-tem portion of note payable	0	23,495

Years Ending October 31,	Amount

2025	0
2026	0
2027	0

Total	0

NOTE 6. STOCKHOLDER LOAN

ROBERTA RICCELLI

In February 2012, the Company entered into a loan agreement with Robert Riccelli for $8,000 to fund operations of the Company. This loan is due on demand, including interest at an annual rate of 10% with an original maturity date of June 2012. The loan was extended through a verbal agreement and currently has no set maturity date. The loan was paid off as of fiscal year end October 31, 2024.

CORINTHIAN DEVELOPMENT

In January 2013, the Company entered into a loan agreement with Corinthian Development for $20,000 to fund operations of the Company. This loan is due on demand, including interest at an annual rate of 10% with an original maturity date of May 2013. This loan was extended through a verbal agreement and currently has no set maturity date. As of October 31, 2025, the balance of the loan was $10,000.

LAWRENCE FRASER

In December 2020, the Company entered into a loan agreement with Lawrence Fraser for $200,000. The loan is payable in yearly installments of $66,666, with the balance due and payable in December 2023 at an annual interest rate of 12%. The loan is secured by one of the Company’s patents. As of October 31, 2024, the loan was paid in full.

Waxman Foundation

In December 2023, the Company entered into a loan agreement with Waxman Foundation for $50,000. The loan was payable in December 2024 and was extended through June 2025. The annual interest rate is 6% per annum. The loan is secured by the inventory. As of June 23, 2025, the loan balance was paid off in full.

As of October 31, 2025 and 2024, the shareholder loans had the following balances:

	2024	2025
Roberta Riccelli	$—	$—
Corinthian Development	10,000	10,000
Lawrence Fraser	—	—
Waxman Foundation	—	50,000
	$10,000	$60,000

Years Ending October 31,	Amount

2025	10,000

Total	10,000

NOTE 7. OTHER INCOME (EXPENSES)

For the year ending October 31, 2025, the Company incurred interest expenses of negative $1,312. For the year ended October 31, 2024, the Company had interest expenses of $36,272.

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

NOTE 9. CONCENTRATION

Revenues from two customers were approximately 95.2% and 87.3% of the Company’s revenues for the fiscal years ended October 31, 2025 and 2024, respectively.

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

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	As of October 31, 2025	As of October 31, 2024
Net operating loss carryforward	$7,537,366	$7,537,366
Effective tax rate (Fed: 21%, State: 7.99%)	28.99%	28.99%
Deferred tax assets	2,185,082	2,185,082
Less: Valuation allowance	(2,185,082)	(2,185,082)
Net deferred asset	$—	$—

NOTE 11. COMMITMENTS

The Company leases its executive offices/warehouse space from Frank Riccelli, a stockholder and brother of Joseph Riccelli, Sr., the Company’s consultant, for $3,500 a month. The lease is based on a verbal agreement with month-to-month terms. For the fiscal years ended October 31, 2025 and 2024, rent expense was $42,000 and $42,000, respectively.

NOTE 12. SEGMENT INFORMATION

The Company has organized operations into two segments as discussed in Note 1 to the financial statements, based on an internal management reporting process that provides segment information for purposes of making financial decisions and allocating resources.

The following tables present the Company’s business segment information for the fiscal years ended October 31, 2025 and 2024:

Revenue	2025	2024
Apparel	$7,535	$51,602
House wrap	2,757,614	1,324,127
Total revenue	$2,765,149	$1,375,729
Capital expenditures
Apparel	$—	$—
House wrap	30,530	6,858
Total Assets	$30,530	$6,858
Depreciation
Apparel	$—	$—
House wrap	8,196	4,977
Total depreciation	$8,196	$4,977

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

During the fiscal year ended October 31, 2025, the Company sold 170,000 shares of Common Stock to two investors for total proceeds of $40,000. The stocks were issued between $0.20 and $0.25 per share. Additionally, the Company issued 410,000 share of Common Stock to service providers for services rendered for a total of $82,000. The shares were issued between $0.20 and $0.25 per share.

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

In accordance with SFAS 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to January 28, 2026 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

As of October 31, 2025, our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

There have been no significant changes in our internal control over financial reporting during the fiscal year ended October 31, 2025, and 2024, or subsequent to October 31, 2025, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Mr. Spagnolo Jr. was unanimously elected to the Board of Directors on January 10, 2025 to fill the seat left open after Robert Adams resigned. An accomplished real estate investor and developer. For over 20 years Mr. Spagnolo, Jr. has been successful in building high end homes, residential and commercial properties and other development projects. Most notably, over the course of his career, Mr. Spagnolo, Jr. has nurtured relationships with key contacts at some of the most important companies in the multi-billion dollar homebuilding and construction industry.

Delinquent Section 16(a) Reports.

John Spagnolo Jr filed a Form 4 late.

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

Board of Directors Meetings

During the last full fiscal year, there were 1 meetings of the Board of Directors.

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

Summary Compensation Table

							Nonqualified
						Non-
					Option	Equity	Deferred
Name and				Stock	Awards	Incentive	Compensation	All Other
Principal		Salary	Bonus	Awards	Compensation	Plan	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Joseph Riccelli Sr
Chairman, (Retired as CEO Oct.2024)	2024	$78,000		0	0	0	0	0	$78,000
Joseph Riccelli Jr
CEO, Director	2025	$115,000	0		0	0	0	0	$115,000

There is employment agreements between us and our Chairman Joseph Riccelli Sr. He has been brought on as a consultant to work with our manufacturer of the Insultex insulation because of his close working relationship with Ketut Jaya and his company. There is employment agreements between us and our new CEO Joseph Riccelli Jr.. There are no automobile lease agreements or key man lifeinsurance policies that are to the benefit of our executive officers of February 17, 2025 in which we would make such payments. There are no standard or other arrangements inwhich our directors are compensated for any services as a director, including any additional amounts payable for committee participation or special assignments. There are no other arrangements in which any of our directors were compensated during our last fiscal year for any service provided as a director.

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

Security Ownership of Management

Title of Class	Name and Address		Amount	Nature	Percent

Common Stock	Joseph Riccelli		7,655,000	Direct	21.1%
	Chairman	(1)	421,478	Indirect

Common Stock	Joseph A Riccelli Jr.		50,000	Direct	*
	ChiefExecutive Officer Director

Common Stock	Daniel P. Rains		160,000	Direct	*
	Director

Common Stock	Donald V. Garlotta		190,000	Direct	*
	Director

Common Stock	John Spagnolo Jr.		30,500	Direct	*
	Director

All Directors and Executive Officers as a Group			8,486,467		22.2%

*       Represents less than one percent.

(1)	Represents shares of common stock held in the Gino A. Riccelli Trust. The Trust is for a son of our Chief Financial Officer. Mr. Joseph Riccelli is the trustee of the trust.

By virtue of his stock ownership or control over our stock, Mr. Riccelli may be deemed to “control” the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our officers and directors may encounter conflicts of interest between our business objectives and their own interests. We have not formulated a policy for th evolution of such conflicts. Future transactions or arrangements between or among our officers, directors and shareholders, and businesses they control, ma result in conflicts of interest, and the conflicts may be resolved in favor of businesses that our officers or directors are affiliated, which may have an advers effect on our revenues.

Our officers and directors have the following conflicts of interests:

We lease our warehouse and office space from the Uncle of our Chief Executive Officer. We pay $3,500 per month for a total of $42,000 per year.. Dr. Donal Garlotta, a director, serves as a technical advisor to the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent principal account for part of fiscal year 2025 was Asesoria Global, S.A for all four quarters and year end audit.

Audit Related Fees

Fiscal year 2024, Fees paid to RW Group; LLC were $25,060. Fees paid to Elkana Amitai CPA were $2,500

Fiscal year 2025. Fees paid to Asesoria Global S.A. were $28,336

Tax Fees

None.

All Other Fees None.

ITEM 15.

Exhibit Number	Description

3.1	Revised Csertificate of Incorporation****
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Exclusive License and Manufacturing Agreement by and between Ko-Myung Kim, Ketut Jaya and Innovative Designs, Inc. [Confidential Treatment Requested] **
10.2	Authorization dated April 1, 2008 by and between Jordan Outdoor Enterprises, Ltd and Innovative Designs, Inc.***
10.3	License Agreement effective May 30, 2005 by and between Haas outdoors, Inc. and Innovative Designs, Inc.***
10.4	Loan Authorization Agreement, dated July 12, 2005 between the U. S. Small Business Administration and Innovative Designs, Inc.***
10.6	Motor Vehicle Installment Sale Contract dated September 26, 2005. ***
10.7	Machinery Purchase Agreement *****
23.1	Consent of Asesoria Global, S.A (filed herewith)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Test Results from Vartest Lab.*
100	Test Results from Texas Research Institute Austin, Inc.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the years ended October 31, 2020 and 2019, (ii) the Balance Sheets at October 31, 2020 and 2019, (iii) the Statements of Cash Flows for the years ended October 31, 2020 and 2019 and (iv) the notes to the Financial Statements.

*	Previously filed as exhibits to Registration Statement on Form SB-2 filed on March 11, 2003
**	Previously filed as exhibit to Form 10-KSB filed on February 8, 2008
***	Previously filed as exhibits to Form 10-K/A filed November 23, 2009
****	Previously filed as exhibit to Form 10-K filed February 12, 2015
*****	Previously filed as exhibit to Form 10-K filed January 28, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE DESIGNS, INC. (Registrant)

Date: January 29, 2026	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2026	by:	/s/ JosephA Riccelli Jr.
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Director

Date:	January 29, 2026	By:	/s/ Joseph Riccelli Sr.
Joseph Riccelli Sr. Chairman of the Board of Directors

Date:	January 29, 2026	By:	* Daniel P. Rains
Daniel P. Rains
Director

Date:	January 29, 2026	By;	/s/ Donald V. Garlotta
Donald V. Garlotta Director

Date:	January 29, 2026	By:	/s/ John Spagnolo Jr.
John Spagnolo Jr. Director