Form 10-Q
period 2026-01-31
INNOVATIVE DESIGNS INC
filed 2026-03-18
CIK 1190370

AUNITED STATES
SECURITIESAND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2026 OR

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

As of January 31, 2026, there were 38,504,003 shares of the Registrant’s common stock, par value $.0001 per share, outstanding. Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended January 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

INNOVATIVE DESIGNS, INC.

Condensed Balance Sheets

As of January 31, 2026 (Unaudited) and October 31, 2025 (Audited)

	January 31, 2026	October 31, 2025
Assets
Current assets
Cash and Cash Equivalents	$721,372	$605,052
Accounts Receivable, Net	255,561	344,700
Inventory, Net	599,217	537,713
Other current assets	95,496	31,078
Total current assets	1,671,646	1,518,543
Long-Term Assets
Property, Plant, and Equipment, Net	96,608	30,530
Deposits on Equipment	702,083	662,944
Total Long-Term Assets	798,691	693,474
Total assets	$2,470,337	$2,212,017

Liabilities and Stockholders’ Deficit
Current liabilities
Credit Cards	$18,193	$11,964
Accounts Payable	124,539	78,750
Other current Liabilities	83,485	38,824
Total current liabilities	226,217	129,538
Long-Term Liabilities
Reserve for unpaid Debt	12,900	12,900
Long-Term Shareholder Loans	10,000	10,000
Total Long-Term Liaiblities	22,900	22,900
Total liabilities	249,117	152,438

Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 38,304,003 and 37,924,003 shares issued and outstanding as of January 31, 2026 and October 31, 2025, respectively	3,850	3,850
Additional paid-in capital	12,101,059	12,101,059
Accumulated deficit	(9,883,689)	(10,045,330)
Total stockholders’ deficit	2,221,220	2,059,579
Total liabilities and stockholders’ deficit	$2,470,337	$2,212,017

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Condensed Statements of Operations

For the Three Months Ended January 31, 2026, and 2025

(Unaudited)

	For the Three months ended January 31,
	2026	2025

REVENUES, net	$632,201	$543,916
OPERATING EXPENSES
Cost of sales	247,565	231,030
Selling, general and administrative expenses	216,557	272,099
Total operating expenses	464,122	503,129
Income (loss) from operations	168,079	40,787
OTHER INCOME (EXPENSES)
Interest Income	1,275
Miscellaneous income (expense)	—	—
Interest expense	(2,188)	(3,262)
Depreciation	(5,525)	(1,323)
Total other income (expense)	(6,438)	(4,585)
Net income (loss)	$161,641	$36,202

Loss per share of common stock - Basic and diluted	$0.004	$0.000

Weighted average shares of common stock - Basic	38,504,003	38,304,003
- Diluted	37,930,596	38,504,003

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Condensed Statements of Changes in Stockholders’ Equity

Three Months Ended January 31, 2026, and 2025

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance October 31, 2024	37,924,003	$3,792	$11,979,117	$(10,540,033)	$1,442,876

Sale of stock	120,000	12	29,988	—	30,000
Shares issued for services	260,000	26	51,974	—	52,000
Net income (loss)	—	—	—	36,202	36,202
Balance January 31, 2024	38,304,003	3,830	11,451,071	(10,503,831)	1,561,078

Balance October 31, 2025	38,504,003	3,850	12,101,059	(10,045,330)	2,059,579

Sale of stock	—	—	—	—	—
Shares issued for Services	—	—	—	—	—
Net Income (Loss)				161,641	161,641

Balance January 31, 2026	38,304,003	3,850	12,101,059	(9,883,689)	2,221,220

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Statements of Cash Flows

For the Nine Months Ended January 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net income (loss)	$161,641	$36,202
Stock issuance for services	—	52,000
Depreciation	5,525	1,324
Gain on sale of assets	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable and other receivables	79,139	(233,996)
Inventory	(61,505)	(12,105)
Deposits in inventory	(58,500)	—
Prepaid expenses	4,082	—
Credit card payable	6,199	(47,595)
Accounts payable and accrued expenses	90,481	42,015
Net cash provided by (used in) operating activities	227,062	(162,155)

Cash flows from investing activities
Purchase of assets	(71,603)	—
Deposits on equipment	(39,139)	—
Proceeds from sale of equipment	—	—
Net cash provided by (used in) investing activities	(110,742)	—

Cash flows from financing activities
Proceeds from sale of stock	—	30,000
Payment on shareholder advances	—	—
Proceeds from notes payable	—	61,639
Payments on notes payable	—	(5,127)
Net cash provided by (used in) financing activities	—	86,512

Net change in cash and cash equivalents	116,320	(75,643)
Cash and cash equivalents, beginning of period	605,052	201,765
Cash and cash equivalents, end of period	$721,372	$126,122

Supplemental disclosure of cash flow information
Cash paid for interest	$2,189	$15,237
Non-cash financing activities	$—	$52,000

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Notes to the Condensed Financial Statements

For the Period Ended January 31, 2026

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s (the “Company”) financial position as of January 31, 2026, the changes therein for the three-month periods that ended and the results of operations for the three-month periods ended January 31, 2026.

The condensed financial statements included in the Form 10-Q (the “Form”) are presented in accordance with the requirements of the Form and do not include all of the disclosures required by generally accepted accounting principles in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ending October 31, 2025. The results of operations for the three-month period ending January 31, 2026, are not necessarily indicative of operating results for the full year.

The Company’s unaudited condensed financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended October 31, 2025, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025, filed with the SEC on January 30, 2026 (the “2025 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended January 31, 2026, are not necessarily indicative of the results for the year ending October 31, 2025, or for any future period.

As of January 31, 2026, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2025 annual report.

NOTE 2 – GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net income of $161,641 and a positive cash flow of $227,062 from operation activities for the three-month period ending January 31, 2026. In addition, the Company has an accumulated deficit of ($9,883,689). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivables are reported at their net realizable value. The Company evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days. There were $0 in receivables over 90 days as of January 31, 2026, and no balances over 90 days as of October 31, 2025. As of January 31, 2026, the balance of accounts receivable was $255,561, net of allowances.

NOTE 4 – INVENTORY

Inventory consists principally of purchased apparel inventory and house wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its Artic Armor, hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory as of January 31, 2026 and October 31, 2025 of $65,600. Management has determined that no allowance is currently necessary on the house wrap inventory.

Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed. As of January 31, 2026, the total value of the inventory on hand prior to the allowance for obsolete inventory is $599,217.

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

NOTE 6 – NOTES PAYABLE

In January 2013, the Company entered into a loan agreement with Corinthian Development for $20,000 to fund operations of the Company. This loan is due on demand, including interest at an annual rate of 10% with an original maturity date of May 2013. This loan was extended through a verbal agreement and currently has no set maturity date. As of January 31, 2026, the balance of the loan was $10,000.

As of January 31, 2026, all notes payables are up to date.

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

NOTE 8 – EARNINGS PER SHARE

The Company calculates net loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260, ”Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 2,549,443 and 2,429,443 as of January 31, 2026, and October 31, 2025, respectively. The Company has calculated diluted earnings per share utilizing the outstanding stock warrants and convertible debt

NOTE 9 – INCOME TAXES

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With house wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $19,881 and $21,424 for the three-month ended January 31, 2026 and 2025, respectively.

NOTE 11 – COMMON STOCK

As of January 31, 2026, the total stock issued is 38,504,003

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

During the fiscal year ended October 31, 2022, the Company made deposits on a separate piece of equipment of $7,370. During the fiscal year ended October 31, 2023, the Company made additional deposits of $29,574 on this piece of equipment. On January 12, 2026, a payment in the amount of $39,139 was made to complete the purchase of this equipment. The company does not currently have this equipment in their possession and expect to acquire it in the near future.

There have been no additional deposits made as of January 31, 2026

Total overall deposits on equipment as of January 31, 2026 and October 31, 2024 were $702,083 and $662,944, respectively.

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

As of January 31, 2026, there are no additional or current legal proceedings.

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

As of January 31, 2026, there are no material subsequent events to report

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from IINSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line, which is a building material with thermal qualities. House Wrap is also made from IINSULTEX. We obtain IINSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Complete the development, design and prototypes of our products,

●	Obtaining retail stores or sales agents to offer and sell our products’

●	Developing our website to sell more of our products.

Results of Operations

Comparison of the Three-Month Period Ended January 31, 2026, with the Three-Month Period Ended January 31, 2025.

The following table shows a comparison of the results of operations between the three month periods ended January 31, 2026, and January 31, 2025:

	Three Month		Three Month
	Ended	%	Ended	%	Increase
	1/31/2026	of sales	1/31/2025	of sales	(Decrease)	% Change

REVENUE - NET	632,201	100.0%	543,916	100.0%	88,285	16.2%

OPERATING EXPENSES
Cost of sales	247,565	39.1%	231,030	42.5%	16,535	7.2%
Selling and G&A expenses	216,557	34.3%	272,099	50.0%	(55,542)	-20.4%
Total Operating Expenses	464,122	73.4%	503,129	92.5%	(39,007)	-7.8%
Income (loss) from operations	168,079	26.6%	40,787	7.5%	127,292	312.1%

Other income (expenses)
Miscellaneous income (expense)	1,275	0.0%	—	0.0%	1,275
Interest expense	(2,188)	-0.0%	(3,262)	-0.6%	1,074	32.9%
Depreciation	(5,525)	-1.0%	(1,323)	-0.2%	(4,202)	-317.6%
Total other income (expense)	(6,438)	-1.0%	(4,585)	-0.8%	(1,853)	-40.4%
Net income (loss)	161,641	25.6%	36,202	6.7%	125,439	346.5%

Revenues for the three-month period ended January 31, 2026, were $632,201 compared to revenues of $543,916 for the three-month period ended January 31, 2025. The increase in revenue is attributable solely to an increase in sales of our House wrap product line.

Our costs of sale, selling, general and administrative expenses (“SG&A”) were $464,122 for the three months ended January 31, 2026, compared to $503,129 for the three-month period ended January 31, 2025. In February of 2024, we hired a son of our former CEO as a consultant to increase the sales.

Liquidity and Capital Resources

During the three-month period ended January 31, 2026, we funded our operations from revenues and the sale of our common stock.

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

The new quality control testing equipment for our House Wrap Product line has been built. We have reached an agreement with the vendor on the final amount. As of January 31, 2026, we have paid approximately $39,139 in deposits for the equipment. We expect to accept delivery of the equipment when we are able to reach an agreement with a testing laboratory that will house the equipment. Once the equipment is installed it will have to go through a certification process before we will be able to conduct tests on our Insultex products. Once the testing equipment is certified, we intend to begin the process of having Insulted certified by ICC Evaluation Services, LLC (“ICC-ES”). ICC-ES certifies, among other items, building materials and products of which our House Wrap falls under. The reason we need to have ICC-ES certification is that we believe in order to get large orders for House Wrap, ICC-ES certification will be required. The other component part of the Housewrap produced by a third party is ICC-Es certified. Getting ICC-ES certification is costly and time consuming.

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

Date: March 17, 2026

Joseph A. Riccelli
Chief Executive Officer
Chief Financial Officer