Form 10-K/A
period 2025-10-31
INNOVATIVE DESIGNS INC
filed 2026-05-18
CIK 1190370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒ Annual report under section 13 or 15(d) of the Securities Act of 1934. For the fiscal year ended October 31, 2025

☐ Transition report under section 13 or 15(d) of the Securities Act of 1934. For the Transition period from _______________ to ____________.

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K (sec. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check One)

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

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of Innovative Designs, Inc. (the “Company”) for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission on January 30, 2026 (the “Original Filing”), is being filed solely to correct an administrative error in the date of the independent registered public accounting firm’s report included in Item 8 of the Original Filing.

The audit report of the Company’s independent registered public accounting firm, which covers the consolidated financial statements as of and for the years ended December 31, 2025 and 2024, was incorrectly dated February 29, 2026. The correct date of the audit report is January 29, 2026. This Amendment is being filed at the request of the Staff of the Securities and Exchange Commission to reflect the corrected audit report date.

No other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update the disclosures contained therein in any way other than as described above.

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

To the Board of Directors and Shareholders of Innovative Designs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovative Designs, Inc. (the

“Company”) as of October 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity, and cash ﬂows for each of the years in the period ended October 31, 2025, including the related notes (collectively referred to as the “ﬁnancial statements”).

In our opinion, the ﬁnancial statements present fairly, in all material respects, the ﬁnancial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash ﬂows for each of the years in the period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over ﬁnancial reporting. As part of our audit, we are required to obtain an understanding of internal control over ﬁnancial reporting but not for the purpose of expressing an opinion on the efectiveness of the Company’s internal control over ﬁnancial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying ﬁnancial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the ﬁnancial statements, substantial doubt exists about the Company’s ability to continue as a going concern for a period of one year after the date that the ﬁnancial statements are issued. Management’s plans regarding these matters are also described in Note 2. Our opinion is not modiﬁed with respect to this matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the ﬁnancial statements that were communicated or required to be communicated to the audit committee and that:

1.	relate to accounts or disclosures that are material to the ﬁnancial statements; and

2.	involved our especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the ﬁnancial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2024.

Asesoria Global, S.A.

Guatemala City, Guatemala

January 29, 2026

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures and in connection with the audit of our financial statement, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective. This conclusion is based on the identification of the deficiency in internal controls over financial reporting described below. Notwithstanding the deficiency that existed as of October 31, 2024, our Chief Executive Officer/Chief Financial Officer has concluded that the financial statements included in this Annual report on Form 10-K/A present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting generally accepted in the United States of America.

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

INNOVATIVE DESIGNS, INC. (Registrant)

Date: May 1, 2026	by:	/s/ Joseph Riccelli
Joseph Riccelli
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 1, 2026	by:	/s/ JosephA Riccelli Jr.
Joseph Riccelli
Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Director

Date:	May 1, 2026	By:	/s/ Joseph Riccelli Sr.
Joseph Riccelli Sr. Chairman of the Board of Directors

Date:	May 1, 2026	By:	* Daniel P. Rains
Daniel P. Rains
Director

Date:	May 1, 2026	By;	/s/ Donald V. Garlotta
Donald V. Garlotta Director

Date:	May 1, 2026	By:	/s/ John Spagnolo Jr.
John Spagnolo Jr. Director