Form 10-Q
period 2026-07-31
INNOVATIVE DESIGNS INC
filed 2026-09-16
CIK 1190370

AUNITED STATES
SECURITIESAND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13l OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2026 OR

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

As of July 31, 2026, there were 38,504,003 shares of the Registrant’s common stock, par value $.0001 per share, outstanding. Transitional Small Business Disclosure Format: YES ☐ NO ☒

Innovative Designs, Inc.

Index

Form 10-Q for the Quarter Ended July 31, 2026

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

INNOVATIVE DESIGNS, INC.

Condensed Balance Sheets

As of July 31, 2026 (Unaudited) and October 31, 2025 (Audited)

	July 31, 2026	October 31, 2025
Assets
Current assets
Cash and Cash Equivalents	$872,929	$605,052
Accounts Receivable, Net	127,854	344,700
Inventory, Net	526,374	537,713
Other Current Assets	58,535	31,078
Total current assets	1,585,692	1,518,543
Long-Term Assets
Property, Plant, and Equipment, Net	92,295	30,530
Deposits on Inventory	220,181	—
Deposits on Equipment	702,083	662,944
Other Long-Term Assets	56,000
Total Long-Term Assets	1,070,559	693,474
Total assets	$2,656,251	$2,212,017

Liabilities and Stockholders’ Deficit
Current liabilities
Credit Cards	$4,691	$11,964
Accounts Payable	196,641	78,750
Other current Liabilities	68,713	38,824
Total current liabilities	270,045	129,538
Long-Term Liabilities
Reserve for unpaid debt	12,900	12,900
Long-Term Shareholder Loans	—	10,000
Total Long-Term Liabilities	12,900	22,900
Total liabilities	282,945	152,438

Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 38,504,003 and 38,504,003 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively	3,850	3,850
Additional paid-in capital	12,101,059	12,101,059
Accumulated deficit	(9,731,603)	(10,045,330)
Total stockholders’ deficit	2,373,306	2,059,579
Total liabilities and stockholders’ deficit	$2,656,251	$2,212,017

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Condensed Statements of Operations

For the Nine Months Ended July 31, 2026, and 2025

(Unaudited)

	For the Nine Months ended July 31,		For the Three Months Ended July 31,
	2026	2025	2026	2025

REVENUES, net	$2,199,114	$1,952,921	$758,247	$612,636
OPERATING EXPENSES
Cost of sales	1,085,381	983,004	422,981	356,102
SG&A Expense	790,588	664,725	278,899	192,830
Total operating expenses	1,875,969	1,647,329	701,880	548,932

Income (loss) from operations	323,145	305,192	56,367	63,704

OTHER INCOME (EXPENSES)
Cash Rewards		513		360
Interest Income	6,300	3,151	3,391	564
Interest expense	(5,879)	—	(1,540)	—
Depreciation	(9,838)	(6,003)	(2,192)	(2,192)
Total other income (expense)	(9,417)	(2,339)	(341)	(1,268)

Net income (loss)	$313,728	$302,853	$56,026	$62,436

Loss per share of common stock
- Basic and diluted	$0.01	$0.01	0.01	$0.001

Weighted average shares of common stock
- Basic	38,504,336	38,504,336	$38,504,336	38,504,336
- Diluted	38,504,336	38,504,336

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Condensed Statements of Changes in Stockholders’ Equity

Nine Months Ended July 31, 2026, and 2025

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance October 31, 2024	37,924,003	$3,792	$11,979,117	$(10,540,033)	$1,442,876

Sale of stock	120,000	12	29,988	—	30,000
Shares issued for services	260,000	26	51,974	—	52,000
Net income (loss)	—	—	—	36,202	36,202

Balance January 31, 2025	38,304,003	3,830	12,061,079	(10,503,831)	1,561,078

Sale of Stock	50,000	$5	$9,995	—	$10,000
Shares issue for Services	150,000	$15	29,985		$30,000
Net Income (Loss)	—	—	—	$204,188	$204,189
Balance April 30, 2025	38,504,003	$3,850	$12,101,059	$(10,299,643)	$1,805,266

Sale of Stock	—	—	—	—	—
Shares Issues for Services	—	—	—	—	—
Net Income (Loss)	—	—	—	$62,436	$62,436

Balance July 31, 2026	38,504,003	$3,850	$12,101,059	$(10,237,207)	$1,867,702

Balance October 31, 2025	38,504,003	3,850	12,101,059	(10,045,330)	2,059,579

Sale of stock	—	—	—	—	—
Shares issued for Services	—	—	—	—	—
Net Income (Loss)	—	—	—	151,641	151,641

Balance January 31, 2026	38,504,003	$3,850	$12,101,059	$(9,893,689)	$2,221,220

Sale of Stock	—	$—	$—		$—
Stock issued for Commission	—	$—	$—		$—
Net Income (Loss)				$106,060	$106,060

Balance April 30, 2026	38,504,003	$3,850	$12,101,059	$(9,787,629)	$2,327,280

Sale of Stock	—	$—	$—	$—	$—
Stock Issued for Services	—	$—	$—	$—	$—
Net Income (Loss)	—	—	—	$56,026	$56,026

Balance July 31, 2026	38,504,003	$3,850	$12,101,059	$9,731,603	$2,383,306

See accompanying notes to financial statements.

INNOVATIVE DESIGNS, INC.

Statements of Cash Flows

For the Nine Months Ended July 31, 2026 and 2025

(Unaudited)

	2025	2025
Cash flows from operating activities
Net income (loss)	$313,728	$302,853
Stock issuance for services	—	82,000
Depreciation	9,838	6,003
Gain on sale of assets	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable and other receivables	189,389	50,593
Inventory	11,339	3,774
Deposits in inventory	(220,181)	(90,000)
Credit card payable	(7,273)	(47,087)
Accounts payable and accrued expenses	147,779	13,426
Net cash provided by (used in) operating activities	444,619	320,842

Cash flows from investing activities
Purchase of assets	(71,603)	(10,666)
Deposits on equipment	(39,139)	—
Investments	(56,000)	—
Net cash provided by (used in) financing activities	(166,742)	(10,666)

Cash flows from financing activities
Proceeds from sale of stock	—	40,000
Payment on notes payable	(10,000)	(32,410)
Increase (Decrease) in reserve for unpaid debt	—	12,900
Net cash provided by (used in) investing activities	(10,000)	20,491

Net change in cash and cash equivalents	267,877	330,667
Cash and cash equivalents, beginning of period	605,052	201,765
Cash and cash equivalents, end of period	$872,929	$532,432

INNOVATIVE DESIGNS, INC.

Notes to the Condensed Financial Statements

For the Period Ended July 31, 2026

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Innovative Designs, Inc.’s (the “Company”) financial position as of July 31, 2026, the changes therein for the three-month periods that ended and the results of operations for the three-month periods ended July 31, 2026.

The condensed financial statements included in the Form 10-Q (the “Form”) are presented in accordance with the requirements of the Form and do not include all of the disclosures required by generally accepted accounting principles in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ending October 31, 2025. The results of operations for the three-month period ending July 31, 2026, are not necessarily indicative of operating results for the full year.

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended July 31, 2026, are not necessarily indicative of the results for the year ending October 31, 2025, or for any future period.

As of July 31, 2026, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2025 annual report.

NOTE 2 – GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had a net income of $313,728 and a positive cash flow of $444,619 from operation activities for the nine-month period ending July 31, 2026. In addition, the Company has an accumulated deficit of ($9,731,603). Management’s plans include cash receipts through sales, sales of Company stock, and borrowings from private parties. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivables are reported at their net realizable value. The Company evaluates its receivables on a quarterly basis to assess the validity of remaining receivables. Management has determined that there is significant doubt regarding the receivable balance over 90 days. There were $0 in receivables over 90 days as of July 31, 2026, and no balances over 90 days as of October 31, 2025. As of July 31, 2026, the balance of accounts receivable was $127,854, net of allowances.

NOTE 4 – INVENTORY

Inventory consists principally of purchased apparel inventory and house wrap which is manufactured by the Company. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company has decided to discontinue the manufacturing of its Artic Armor, hunting and swimming line of apparel. The Company has booked a reserve against apparel inventory as of July 31, 2026 and October 31, 2025 of $65,600. Management has determined that no allowance is currently necessary on the house wrap inventory.

Management will continue to evaluate its obsolete inventory reserve throughout the year and make adjustments as needed. As of July 31, 2026, the total value of the inventory on hand prior to the allowance for obsolete inventory is $591,974.

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

NOTE 6 – NOTES PAYABLE

In January 2013, the Company entered into a loan agreement with Corinthian Development for $20,000 to fund operations of the Company. This loan is due on demand, including interest at an annual rate of 10% with an original maturity date of May 2013. This loan was extended through a verbal agreement and currently has no set maturity date. On February 27, 2026, the loan was paid back in full. As of July 31, 2026, the balance of the loan was $0.

As of July 31, 2026, all notes payables are up to date.

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

NOTE 8 – EARNINGS PER SHARE

The Company calculates net loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260, ”Earnings per Share”. Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. During the periods presented, the Company only has common stock outstanding. In 2021, the Company issued a convertible debt instrument. In addition, the Company also has stock warrants of 2,549,443 and 2,429,443 as of July 31, 2026, and October 31, 2025, respectively. The Company has calculated diluted earnings per share utilizing the outstanding stock warrants and convertible debt

NOTE 9 – INCOME TAXES

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

The Company pays shipping and handling costs on behalf of customers for purchased apparel merchandise. These costs are billed back to the customer through the billing invoice. The shipping and handling costs associated with merchandise ordered by the Company are included as part of inventory as these costs are allocated across the merchandise received. With house wrap orders, the customer pays the shipping cost. The shipping and handling costs associated with customer orders was approximately $32,653 and $74,320 for the three-months ended July 31, 2026 and 2025, respectively.

NOTE 11 – COMMON STOCK

As of July 31, 2026, the total stock issued is 38,504,003

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

There have been no additional deposits made as of July 31, 2026

Total overall deposits on equipment as of July 31, 2026 and October 31, 2025 were $702,083 and $662,944, respectively.

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

As of July 31, 2026, there are no additional or current legal proceedings.

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

As of July 31, 2026, there are no material subsequent events to report

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

Background

Innovative Designs, Inc. (hereinafter referred to as the “Company”, “we” or “our”) was formed on June 25, 2002. We market and sell clothing products such as outdoor apparel, and cold weather gear called “Arctic Armor” that are made from IINSULTEX, a material with buoyancy, scent block and thermal resistant properties. We also market our House Wrap product line, which is a building material with thermal qualities. House Wrap is also made from IINSULTEX. We obtain IINSULTEX through a license agreement with the owner and manufacturer of the material. Since our formation we have devoted our efforts to:

●	Complete the development, design and prototypes of our products,

●	Obtaining retail stores or sales agents to offer and sell our products’

●	Developing our website to sell more of our products.

Results of Operations

Comparison of the Nine-Month Period Ended July 31, 2026, with the Nine-Month Period Ended July 31, 2025.

The following table shows a comparison of the results of operations between the Nine month periods ended July 31, 2026, and July 31, 2025:

	Three Month		Three Month
	Ended	%	Ended	%	Increase
	7/31/2026	of sales	7/31/2025	of sales	(Decrease)	% Change

REVENUE - NET	2,199,114	100.0%	1,952,921	100.0%	246,193	12.6%

OPERATING EXPENSES
Cost of sales	1,085,381	49.4%	983,004	50.3%	102,377	10.4%
Selling and G&A expenses	790,588	35.9%	664,725	34.1%	125,863	18.9%
Total Operating Expenses	1,875,969	85.3%	1,647,729	84.4%	228,240	13.8%
Income (loss) from operations	323,145	14.7%	305,192	15.6%	(91,975)	-45.8%

Other income (expenses)
Miscellaneous income (expense)	6,300	0.3%	3,664	0.2%	2,636	71.9%
Interest expense	(5,879)	-0.3%	—	0.0%	(5,879)	-100.0%
Depreciation	(9,838)	-0.4%	(6,003)	-0.3%	(3,835)	-63.9%
Total other income (expense)	(9,417)	-0.4%	(2,339)	-0.1%	(7,078)	-302.6%
Net income (loss)	313,728	14.3%	302,853	15.5%	10,875	3.6%

Revenues for the nine-month period ended July 31, 2026, were $2,199,114 compared to revenues of $1,952,921 for the nine-month period ended July 31, 2025. The increase in revenue is attributable solely to an increase in sales of our House wrap product line.

Our costs of sale, selling, general and administrative expenses (“SG&A”) were $790,588 for the nine months ended July 31, 2026, compared to $664,725 for the nine-month period ended July 31, 2025. In February of 2024, we hired a son of our former CEO as a consultant to increase the sales.

Liquidity and Capital Resources

During the nine-month period ended July 31, 2026, we funded our operations from revenues.

Short Term: We will continue to fund our operations from sales and the sale of our securities. We continue to pay our creditors when payments are due. We will require more funds to be able to order the material for our Insultex products and to purchase equipment needed for the manufacture of the Insultex product. The Company reached an agreement with the manufacturer of the Insultex material to purchase a machine capable of producing the Insultex material. Also included in the proposed agreement will be the propriety formula that creates Insultex. The Company took delivery of the equipment in December 2015. The Company will have to have the machine installed and ensure that it can be operated in compliance with all environmental rules and regulations. It is the Company’s intention to have the equipment operational but cannot currently provide a time estimate. Among the factors affecting the time estimate are the financial resources available to the Company, finding a suitable facility and bringing technical personnel from abroad to install the equipment. The Company has currently made deposits of $662,944 on the equipment. The Company will produce Insultex under its own brand name. See Note 13 of the Notes to the Condensed Financial Statements.

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

Date: September 15, 2026

Joseph A. Riccelli
Chief Executive Officer
Chief Financial Officer